Form 10-K
period 1994-01-30
HANCOCK FABRICS INC
filed 1994-04-27
CIK 812906

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1994
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-9482
                                 ____________

                             HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                               64-0740905
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification No.)

    3406 WEST MAIN ST., TUPELO, MS                   38801
(Address of principal executive offices)        (Zip Code)

               Registrant's telephone number, including area code
                                 (601) 842-2834

          Securities Registered Pursuant to Section 12(b) of the Act:

                                         Name of each exchange
                                         ---------------------
          Title of each class            on which registered
          -------------------            ---------------------
     Common Stock ($.01 par value)       New York Stock Exchange

                Rights                   New York Stock Exchange

          Securities Registered Pursuant To Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

As of April 15, 1994 there were 21,186,997 shares of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates with an aggregate market value of $190,682,973.00. As of April 15, 1994, there were 21,482,529 shares of
Hancock Fabrics, Inc. $.01 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 1994, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Portions of the Hancock Fabrics, Inc. 1993 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated by reference in Parts I and II of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, the Hancock Fabrics, Inc. 1993 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

                             HANCOCK FABRICS, INC.
                        1993 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS




                                     PART I

                                                            Page
                                                           Number
                                                           ------
Item 1.  Business..........................................   4
Item 2.  Properties........................................   6
Item 3.  Legal Proceedings.................................   7
Item 4.  Submission of Matters to a Vote
          of Security Holders..............................   7

Executive Officers of Registrant...........................   8


                                    PART II

Item 5.  Market for the Registrant's Common Stock and
          Related Stockholder Matters......................   9
Item 6.  Selected Financial Data...........................   9
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............  10
Item 8.  Financial Statements and Supplementary Data.......  10
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........  10


                                   PART III

Item 10. Directors and Executive Officers of Registrant....  11
Item 11. Executive Compensation............................  11
Item 12. Security Ownership of Certain Beneficial Owners
          and Management...................................  11
Item 13. Certain Relationships and Related Transactions....  11


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..............................  12

Undertaking in Connection with Registration Statements
 on Form S-8...............................................  16
Signatures.................................................  17


                                     PART I

ITEM 1:  BUSINESS

Hancock Fabrics, Inc., a Delaware corporation ("Hancock"), was incorporated in 1987 and succeeded to the retail and wholesale fabric business of Hancock Textile Co., Inc., a Mississippi corporation and a wholly owned subsidiary of Lucky Stores, Inc., a Delaware corporation ("Lucky").

Founded in 1957, Hancock operated as a private Company until 1972 when it was acquired by Lucky. Hancock became a publicly owned company as a result of the distribution of the shares of its common stock to the shareholders of Lucky on May 4, 1987 pursuant to a restructuring plan announced by Lucky in 1986.

Hancock and its subsidiary are engaged in the retail and wholesale fabric business, selling fabrics, crafts and related accessories to the home sewing and home decorating market and at wholesale to independent retailers. Hancock is one of the largest fabric retailers in the United States. At January 30, 1994, Hancock operated 500 fabric stores in 33 states under the names "Hancock Fabrics," "Minnesota Fabrics," "Fabric Warehouse" and "Fabric Market." As a wholesaler of fabrics and related items, Hancock sells to independent retail fabric stores through its wholesale distribution facility in Tupelo, Mississippi.

OPERATIONS

Hancock offers a wide selection of apparel fabrics, notions (which include sewing aids and accessories such as zippers, buttons, threads and ornamentation), patterns, quilting materials and supplies, home decorating products (which include drapery and upholstery fabrics), craft items and related supplies. Each of Hancock's retail stores maintains an inventory that includes cotton, woolen and synthetic staple fabrics such as broadcloth, poplin, gaberdine, unbleached muslin and corduroy, as well as seasonal and current fashion fabrics.

Hancock's stores are primarily located in neighborhood shopping centers. Hancock opened 22, 23 and 18 net stores in 1991, 1992 and 1993, respectively, and plans a net increase of 15 stores during 1994.

As a wholesaler, Hancock sells to almost 200 independent retailers in locations in which Hancock has elected not to open its own stores. These wholesale customers accounted for less than 5% of Hancock's total sales for the fiscal year ended January 30, 1994.

MARKETING

Hancock principally serves the home sewing and home decorating markets, which largely consists of value conscious women who make clothing for their families and decorations for their homes or who hire professional home seamstresses to sew for them. Quilters, crafters and hobbyists also comprise a growing base of customers, as do consumers of bridal, party, prom and special occasion merchandise.

Hancock offers its customers a wide selection of products at prices that it believes are generally lower than the prices charged by its competitors. In addition to staple fabrics and notions for clothing and home decoration, Hancock provides a variety of seasonal and current fashion apparel merchandise.

Hancock uses aggressive promotional advertising, primarily through newspapers, direct mail and television, to reach its target customers. Hancock mails eight to ten direct mail promotions each year to approximately two million households, including the "Directions" magazine which contains discount coupons, sewing instructions and fashion ideas as well as product advertisements.

DISTRIBUTION AND SUPPLY

Hancock's retail stores and its wholesale customers are served by Hancock's 525,000 square foot warehouse, distribution and office facility in Tupelo, Mississippi. Hancock believes this facility is adequate for the near term and has no expansion plans for 1994.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise to Hancock's retail stores and to its wholesale customers. A substantial portion of the deliveries to Hancock's stores and wholesale customers are made directly by vendors.

Bulk quantities of fabric are purchased from mills, fabric jobbers and importers. Hancock has no long-term contracts for the purchase of merchandise and did not purchase more than 5% of its merchandise from any one supplier during the fiscal year ended January 30, 1994. Hancock has experienced no difficulty in maintaining satisfactory sources of supply.

COMPETITION

Hancock is among the largest fabric retailers in the United States. The retail fabric business has become increasingly competitive due to excess capacity in many geographical markets resulting from the entry and expansion of other major fabric retailers. Hancock principally competes with other national and regional fabric store chains on the basis of price, selection, quality, service and location.

While fabric departments of discount, variety and department stores have been notable competitors in the past, these stores have steadily withdrawn from the piece goods business because of the difficulty in effectively competing with the selection offered by larger stores that specialize in fabrics and related products. Additionally, Hancock believes that further contraction in the numbers of full-size fabric stores in over saturated markets will be necessary to reverse the expansion trend of the last few years when rapid unit and square footage growth exceeded the more moderate growth in demand for fabrics and related merchandise.

SEASONALITY

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and mid-summer.

EMPLOYEES

At January 30, 1994, Hancock employed approximately 7,100 people on a full-time and part-time basis, approximately 6,750 of whom work in the Company's retail stores. The remainder work in the Tupelo warehouse, distribution and office facility. Currently, thirty-three (33) of Hancock's employees are covered by a collective bargaining agreement.

GOVERNMENT REGULATION

Hancock is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of Hancock's employees are paid at rates related to federal and state minimum wages and, accordingly, increases in minimum wages affect Hancock's labor cost.

Recently enacted legislation under the Americans With Disabilities Act requiring, among other things, that "reasonable accommodation" to the Company's facilities be afforded to employees and to the general public could also result in added costs to Hancock under the revised guidelines. Additionally, legislation providing for family leave to employees could result in higher costs to the Company in labor, unemployment and health insurance and in reduced productivity due to replacement hiring constraints while employees are on family leave.

ITEM 2:  PROPERTIES

Hancock's 500 retail stores are located principally in neighborhood shopping centers. Most of Hancock's retail stores range in size from 9,000 to 12,000 square feet. Hancock's sixty (60) "Fabric Warehouse" stores range in size from 10,300 to 30,000 square feet. Hancock's six (6) "Fabric Market" stores average 12,600 square feet.

With the exception of four (4) locations, Hancock's retail stores are leased. The original lease terms generally range from 10 to 20 years and most leases contain one or more renewal options, usually of five years in length. At January 30, 1994, the remaining terms of the leases for stores in operation, including renewal options, averaged approximately 13 years. During 1994, 43 store leases will expire. Hancock is currently negotiating renewals on certain of these leases.

Hancock's 525,000 square foot warehouse, distribution and office facility in Tupelo, Mississippi is owned by Hancock and is not subject to any mortgage or similar encumbrance. Hancock also owns approximately 40 acres of land adjacent to its Tupelo facility, providing room for future expansion.

Reference is made to the information contained in the "Long-Term Leases" section contained in the "Notes to Consolidated Financial Statements" included in the accompanying Hancock Fabrics, Inc. 1993 Annual Report to Shareholders (Exhibit 13 hereto) for information concerning Hancock's long-term obligations under leases.

ITEM 3:  LEGAL PROCEEDINGS

Hancock is not a party to, nor is any of its properties the subject of, any material pending legal proceedings, other than ordinary and routine litigation incidental to its business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                       Executive Officers of Registrant



                                 Office Presently Held and Business
Name                  Age        Experience During Past Five Years
- ----                  ---        ---------------------------------
Morris O. Jarvis      53         Chairman of the Board, President and Chief
                                 Executive Officer.

Jack W. Busby, Jr.    51         Executive Vice President and Director of Retail
                                 Operations, from October 1990; Vice President,
                                 Operations Manager, prior thereto.

Larry G. Kirk         47         Senior Vice President, from September 1992; Director,
                                 from December 1990; Vice President, Chief Financial
                                 Officer, Treasurer and Secretary, from December 1989;
                                 Vice President, Controller, Assistant Treasurer and
                                 Assistant Secretary, prior thereto.

The term of each of the officers expires June 9, 1994.

There are no family relationships among the executive officers.

There are no arrangements or understandings pursuant to which any person was selected as an officer.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Hancock's common stock and the associated common stock purchase rights are listed on the New York Stock Exchange and trade under the symbol HKF. The following table sets forth the high and low sales price for Hancock's common stock as reported in "New York Stock Exchange - Composite Transactions" and the dividends paid per share for Hancock's common stock:



         Fiscal Quarter Ended            High         Low    Dividend
         --------------------            ----         ---    --------
         May 3, 1992....................$18.00      $12.25     $.08
         August 2, 1992................. 13.75       10.00      .08
         November 1, 1992............... 11.88        9.13      .08
         January 31, 1993................14.38       10.13      .08

         May 2, 1993....................$14.00      $10.38     $.08
         August 1, 1993................. 11.00        8.00      .08
         October 31, 1993...............  9.88        8.13      .08
         January 30, 1994................10.00        9.00      .08



As of April 15, 1994, there were 12,890 holders of record of Hancock's common stock. Holders of shares of common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor (subject to the prior payment of cumulative dividends on any outstanding shares of preferred stock, of which none are outstanding).

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data for the five years ended January 30, 1994, which appears on page 9 of the Hancock Fabrics, Inc. 1993 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The management's discussion and analysis of financial condition and results of operations appearing on pages 10 to 11 of the Hancock Fabrics, Inc. 1993 Annual Report to Shareholders is incorporated by reference in this Annual Report on Form 10-K.



ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of Price Waterhouse dated March 4, 1994, appearing on pages 12 to 21 of the Hancock Fabrics, Inc. 1993 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11:  EXECUTIVE COMPENSATION

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as noted below, for information with respect to Items 10, 11, 12 and 13, see the Proxy Statement for the Annual Meeting of Shareholders to be held June 9, 1994, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, which is incorporated herein by reference.

The information concerning "Executive Officers of the Registrant" is included in Part I of this Form 10-K in accordance with Instruction 3 of paragraph (b) of Item 401 of Regulation S-K.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                                                            Page
                                                            ----
                                                           Number #
                                                           ------
(a) The following documents are filed as part
    of this report:

    (1) Consolidated Financial Statements:

        Report of Independent Accountants.............       21
        Consolidated Statement of Earnings for the
          three years ended January 30, 1994..........       12
        Consolidated Balance Sheet at January 30, 1994
          and January 31, 1993........................       13
        Consolidated Statement of Cash Flows
          for the three years ended January 30, 1994..       14
        Consolidated Statement of Shareholders' Equity
          for the three years ended January 30, 1994..       15
        Notes to Consolidated Financial Statements....       16-21

    (2) Consolidated Financial Statement Schedules:

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        Supplementary data:

        Selected Quarterly Financial Data ............        8

      # Incorporated by reference from the indicated pages of the Hancock Fabrics, Inc. 1993 Annual Report to Shareholders.

    (3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of
        Regulation S-K are as follows:

          Exhibit No.
           3.1****        Certificate of Incorporation of Registrant.
           3.2***         By-laws of Registrant.
           4.1****        Certificate of Incorporation of Registrant.
           4.2***         By-laws of Registrant.
           4.3***         Rights Agreement between Registrant and
                          C & S/Sovran Trust Company (Georgia), N.A., as amended March 14, 1991 and restated as of April 2, 1991.

       4.4******    Amendment to Rights Agreement between
                    Registrant and NationsBank of Georgia, N.A.
                    (formerly C & S/Sovran Trust Company
                    (Georgia), N.A.) dated June 25, 1992.
       4.5******    Agreement between Registrant and
                    Continental Stock Transfer & Trust
                    Company  (as Rights Agent) dated as of July 16,
                    1992.
       4.6****      Note Purchase Agreement between Registrant and Nationwide
                    Life Insurance Company, West Coast Life Insurance
                    Company, Financial Horizons Insurance Company, Farmland
                    Life Insurance Company and Wisconsin Health Care Liability
                    Insurance Plan ("Note Purchase Agreement") dated as of
                    January 15, 1992.
       4.7******    Amendment to Note Purchase Agreement dated as of
                    November 4, 1992.
       4.8          Credit Agreement among Registrant and Nations Bank of
                    Georgia, National Association, as Agent and Lenders as
                    Signatories Hereto ("Credit Agreement") dated as of
                    September 20, 1993.
      10.1****      Swap Transaction between Registrant and Continental Bank N.
                    A. dated November 1, 1991.
      10.2****      Note Purchase Agreement dated as of January 15, 1992.
      10.3******    Amendment to Note Purchase Agreement dated as of
                    November 4, 1992.
      10.4          Credit Agreement dated as of September 20, 1993.  See Exhibit 4.8.
      10.5******   +Form of Indemnification Agreements dated March 23, 1987
                    between Registrant and each of Don L.Fruge, Morris O.
                    Jarvis, Ivan Owen and Donna L. Weaver.
      10.6******   +Form ofIndemnification Agreements dated March 23, 1987
                    between Registrant and each of Dean W. Abraham, Jack W.
                    Busby, Jr., David H. Jensen, Larry G. Kirk, Billy M.
                    Morgan, William D. Smothers, Charles R. Warren and Carl W.
                    Zander.
      10.7**        Indemnification Agreement between Registrant and James A.
                    Gilmore dated as of March 2, 1989.
      10.8****      Indemnification Agreement between Registrant and James A.
                    Nolting dated as of December 12, 1991.
      10.9******    Indemnification Agreement between Registrant and David A.
                    Lancaster dated as of March 10, 1993.
      10.10         Indemnification Agreement  between Registrant and Bradley
                    A. Berg dated as of March 10, 1994.
      10.11******  +Agreement between Registrant and Morris O.
                    Jarvis dated as of May 3, 1987.


      10.12*       +Amendment to Severance Agreement and to Deferred
                    Compensation Agreement between Registrant and Morris O.
                    Jarvis dated as of June 9, 1988.
      10.13*       +Agreement to Secure Certain Contingent Paments between
                    Registrant and Morris O. Jarvis dated as of June 9, 1988.
      10.14**      +Amendment and Renewal of Severance Agreement and Amendment
                    of Other Related Agreements between Registrant and Morris
                    O. Jarvis dated as of March 8, 1990.
      10.15***     +Agreement between Registrant and Jack W. Busby, Jr. dated as of June 9, 1988.
      10.16***     +Agreement to Secure Certain Contingent Payments between
                    Registrant and Jack W. Busby, Jr. dated as of June 9, 1988.
      10.17**      +Agreement between Registrant and Larry G. Kirk dated as of
                    June 9, 1988.
      10.18**      +Agreement to Secure  Certain Contingent Payments between
                    Registrant and Larry G. Kirk dated as of June 9, 1988.
      10.19***     +Form of Amendments and Renewals of Severance Agreement and
                    Amendments of Other Related Agreements between Registrant
                    and each of Jack W. Busby, Jr. and Larry G. Kirk dated as of
                    March 8, 1990.
      10.20******  +Amendment, Extension and Restatement of Severance Agreement
                    between Registrant and Morris O. Jarvis dated as of
                    March 10, 1993.
      10.21******  +Form of Amendment, Extension and Restatement
                    of Severance Agreements dated as of March
                    10, 1993 between Registrant and each of
                    Jack W. Busby, Jr. and Larry G. Kirk.
      10.22****    +Supplemental Retirement Plan, as amended.
      10.23*****   +1987 Stock Option Plan, as amended.
      10.24****    +Extra Compensation Plan.
      10.25**      +1989 Restricted Stock Plan.
      10.26*****   +1991 Stock Compensation Plan for Nonemployee Directors.
      11            Computation of Earnings Per Share.
      13            Portions of the Hancock Fabrics, Inc. 1993
                    Annual Report to Shareholders (for the fiscal
                    year ended January 30, 1994) incorporated by
                    reference in this filing.
      21            Subsidiaries of the Registrant.
      23            Consent of Price Waterhouse.


 _____________


          * Incorporated by reference from Registrant's Form 10-K dated April 26, 1989 as filed with the Securities and Exchange Commission.

         ** Incorporated by reference from Registrant's Form 10-K dated April 26, 1990 as filed with the Securities and Exchange Commission.

        *** Incorporated by reference from Registrant's Form 10-K dated April 26, 1991 as filed with the Securities and Exchange Commission.

       **** Incorporated by reference from Registrant's Form 10-K dated April 27, 1992 as filed with the Securities and Exchange Commission.

      ***** Incorporated by reference from Registrant's Form 10-Q dated June 12, 1992 as filed with the Securities and Exchange Commission.

     ****** Incorporated by reference from Registrant's Form 10-K dated April 26, 1993 as filed with the Securities and Exchange Commission.

          + Denotes management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

Shareholders may obtain copies of any of these exhibits by writing to the Secretary at the executive offices of the Company. Please include payment in the amount of $1.00 for each document, plus $.25 for each page ordered, to cover copying, handling and mailing charges.

                         UNDERTAKING IN CONNECTION WITH
                      REGISTRATION STATEMENTS ON FORM S-8



For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-17215 (filed September 15, 1987) and 33-29138 (filed June 12, 1989):

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the provisions described in Item 512(h) of Regulation S-K, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 27TH DAY OF APRIL, 1994.

                               HANCOCK FABRICS, INC.


                               BY /s/ Morris O. Jarvis
                                  ---------------------
                                      Morris O. Jarvis
                                  Chairman of the Board,
                            President and Chief Executive Officer


                               BY /s/ Larry G. Kirk
                                  ---------------------
                                      Larry G. Kirk
                                      Senior Vice President,
                            Chief Financial Officer and Secretary
                                  (Principal Financial and
                                   Accounting Officer)


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THIS 27 TH DAY OF APRIL, 1994.

        SIGNATURE                          TITLE
        ---------                          -----
/s/ Morris O. Jarvis            Chairman of the Board, President,
- -------------------------       Chief Executive Officer and
(Morris O. Jarvis)              Director


/s/ Larry G. Kirk               Senior Vice President, Chief
- -------------------------       Financial Officer, Secretary and
(Larry G. Kirk)                 Director


/s/ Don L. Fruge                Director
- -------------------------
(Don L. Fruge)


/s/ Ivan Owen                   Director
- -------------------------
(Ivan Owen)


/s/ Donna L. Weaver             Director
- -------------------------
(Donna L. Weaver)

