Form 10-Q
period 1994-05-01
HANCOCK FABRICS INC
filed 1994-06-14
CIK 812906

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  MAY 1, 1994

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to____________________
COMMISSION FILE NUMBER  1-9482

                             Hancock Fabrics, Inc.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       64-0740905
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                     3406 WEST MAIN ST., TUPELO, MS  38803
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (601) 842-2834
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     NO___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     As of May 1, 1994, the registrant had outstanding an aggregate of 21,461,917 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.
INDEX
- - --------------------------------------------------------------------------------
Part I.   Financial Information:

  Item 1.  Financial Statements (unaudited)                               Page

    Consolidated Balance Sheet as of
     May 1, 1994 and January 30, 1994........................              3

    Consolidated Statement of Earnings for the
     Thirteen Weeks ended
     May 1, 1994 and May 2, 1993.............................              4

    Consolidated Statement of Changes in
     Shareholders' Equity for the
     Thirteen Weeks ended May 1, 1994........................              5

    Consolidated Statement of Cash Flows
     for the Thirteen Weeks ended
     May 1, 1994 and May 2, 1993.............................              6

    Notes to Consolidated Financial Statements...............              7

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations............            8 - 9


Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K..................              10


Signature                                                                  10

                         PART I. FINANCIAL INFORMATION

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)
- - -------------------------------------------------------------------------
(in thousands, except for                           May 1,   January 30,
  par value and numbers of shares)                   1994        1994
- - -------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents......................   $  3,431    $  4,327
  Receivables, less allowance for
   doubtful accounts.............................      1,832       1,309
  Inventories....................................    170,406     173,297
  Deferred tax asset.............................        778         330
  Prepaid expenses...............................      1,210       1,068
- - -------------------------------------------------------------------------
    Total current assets.........................    177,657     180,331
Property and equipment,
 at depreciated cost.............................     21,580      21,911
Deferred tax asset...............................      6,003       6,190
Other assets.....................................        130         116
- - -------------------------------------------------------------------------
    Total assets                                    $205,370    $208,548
=========================================================================

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable...............................   $ 38,634    $ 37,032
  Accrued liabilities............................     14,529      14,100
  Income taxes...................................      2,791       2,145
- - -------------------------------------------------------------------------
    Total current liabilities....................     55,954      53,277
Long-term debt obligations.......................     40,000      45,000
Postretirement benefit liability
 other than pensions.............................     15,628      15,267
Other deferred liabilities.......................      1,065       1,462
- - -------------------------------------------------------------------------
    Total liabilities                                112,647     115,006
- - -------------------------------------------------------------------------
Commitments and contingencies
Common shareholders' equity
  Common stock, $.01 par value; 80,000,000
   shares authorized; 26,790,110 issued and
   outstanding; (26,684,410 at 1/30/94)..........        268         267
  Paid-in capital................................     16,350      15,524
  Retained earnings..............................    159,368     160,063
  Less - Treasury stock, at cost, 5,328,193
   shares held; (5,287,026 at 1/30/94)...........    (78,284)    (77,930)
  Less - Deferred compensation on restricted stock
   incentive plan................................     (4,979)     (4,382)
- - -------------------------------------------------------------------------
    Total shareholders' equity                        92,723      93,542
- - -------------------------------------------------------------------------
    Total liabilities and shareholders' equity      $205,370    $208,548
=========================================================================

          See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)
- - -------------------------------------------------------------------------
(in thousands, except                              Thirteen Weeks Ended
  per share amounts)                             ------------------------
                                                     May 1,      May 2,
                                                      1994        1993
- - -------------------------------------------------------------------------
Sales............................................    $92,894     $92,814
Cost of goods sold...............................     52,729      52,836
- - -------------------------------------------------------------------------
  Gross margin                                        40,165      39,978
- - -------------------------------------------------------------------------
Expenses (income)
  Selling, general and
   administrative................................     36,971      37,148
  Depreciation and
   amortization..................................      1,060       1,038
  Interest expense...............................        525         619
  Interest income................................        (27)        (95)
- - -------------------------------------------------------------------------
Total operating and interest expenses                 38,529      38,710
- - -------------------------------------------------------------------------
Earnings before income
 taxes...........................................      1,636       1,268
Income taxes.....................................        612         459
- - -------------------------------------------------------------------------
Net earnings                                         $ 1,024     $   809
=========================================================================
Weighted average number of common shares and
 common equivalent shares outstanding............     21,148      21,189
=========================================================================
Net earnings per share...........................    $  0.05     $  0.04
=========================================================================
Dividends per share..............................    $  0.08     $  0.08
=========================================================================


          See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

- - -----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for                   Common Stock        Additional              Treasury Stock       Deferred      Total
  numbers of shares)                   ---------------------     Paid-in    Retained  --------------------     Com-    Shareholders'
                                         Shares     Amount       Capital    Earnings   Shares       Amount   pensation     Equity
- - -----------------------------------------------------------------------------------------------------------------------------------
Thirteen weeks
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1994.............. 26,684,410    $267        $15,524    $160,063  (5,287,026)  ($77,930)  ($4,382)    $93,542
Net earnings..........................                                         1,024                                        1,024
Cash dividend - $.08 per
 share on a quarterly basis...........                                        (1,719)                                      (1,719)
Exercise of stock options.............        600                      4                                                        4
Issuance of restricted stock..........    107,300       1            884                                         (885)
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan.......................                               (44)                                         270         226
Cancellation of restricted stock......     (2,200)                   (18)                                          18
Purchase of treasury stock............                                                   (41,167)      (354)                 (354)
- - ------------------------------------------------------------------------------------------------------------------------------------
Balance May 1, 1994                    26,790,110    $268        $16,350    $159,368  (5,328,193)  ($78,284)  ($4,979)    $92,723
- - -----------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
- - -------------------------------------------------------------------------
(in thousands)                                      Thirteen Weeks Ended
                                                   ----------------------
                                                      May 1,      May 2,
                                                       1994        1993
- - -------------------------------------------------------------------------

Cash flows from operating activities
  Net earnings...................................    $ 1,024     $   809
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization................      1,060       1,038
    LIFO charge..................................      1,500       1,500
    Deferred income taxes........................       (261)
    Amortization of deferred compensation on
     restricted stock incentive plan.............        270         199
    (Increase) decrease in assets
      Receivables and prepaid expenses...........       (665)     (1,170)
      Inventory reduction (growth) at
       current cost..............................      1,391      (3,939)
      Other noncurrent assets....................        (14)         95
    Increase (decrease) in liabilities
      Accounts payable...........................      1,602       7,789
      Accrued liabilities........................        429      (1,486)
      Current income tax obligations.............        602         365
      Postretirement benefit liability
       other than pensions.......................        361         480
      Other deferred liabilities.................       (397)         28
- - -------------------------------------------------------------------------
     Net cash provided by
      operating activities                             6,902       5,708
- - -------------------------------------------------------------------------
Cash flows from investing activities
  Additions to property and equipment............       (729)     (1,128)
- - -------------------------------------------------------------------------
     Net cash used in investing activities              (729)     (1,128)
- - -------------------------------------------------------------------------
Cash flows from financing activities
  Repayment of long-term borrowings..............     (5,000)     (8,000)
  Purchase of treasury stock.....................       (354)       (273)
  Proceeds from exercise of stock options........          4          49
  Cash dividends paid............................     (1,719)     (1,708)
- - -------------------------------------------------------------------------
     Net cash used in financing activities            (7,069)     (9,932)
- - -------------------------------------------------------------------------
Decrease in cash and cash equivalents                   (896)     (5,352)
Beginning of period cash and cash equivalents          4,327       8,971
- - -------------------------------------------------------------------------
End of period cash and cash equivalents              $ 3,431     $ 3,619
=========================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                             271         259
    Income taxes                                         166          84
=========================================================================

          See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - -------------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
- - -------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 30, 1994 incorporated into the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week periods are not necessarily indicative of the results to be expected for the full fiscal year.


- - -------------------------------------------------------------------------------
NOTE 2:  EARNINGS PER SHARE
- - -------------------------------------------------------------------------------

Earnings per share are based on the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares represent dilutive stock options and restricted stock shares, reduced by the number of shares which could be repurchased at the average fair market value during the periods indicated with the proceeds of the options and the income tax savings available from recognizing compensation expense as a tax deduction. See
Exhibit 11.

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------
FINANCIAL CONDITION
- - -------------------------------------------------------------------------------
Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business.  Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility.  Hancock has also purchased treasury stock and paid dividends to shareholders.  Funds for such purposes are generated from
Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders.  During 1994, Hancock plans a net increase of approximately
15 retail fabric stores.  During the thirteen weeks ended May 1, 1994, Hancock opened 2 stores and closed 3 stores, which resulted in a total of 499 stores at period end.

During the thirteen weeks ended May 1, 1994, accounts payable increased due to the timing of payments to vendors.

The Company currently has $40 million in outstanding borrowings, or about 30% of total capitalization, which is $10 million lower than the same period last year.

- - -------------------------------------------------------------------------------
RESULTS OF OPERATIONS
- - -------------------------------------------------------------------------------

Thirteen weeks ended May 1, 1994 compared to thirteen weeks ended May 2, 1993

Sales increased to $92.9 million from $92.8 million in the same period of the prior year. A decrease of 1.2% in comparable store sales was offset by sales from a net increase in stores opened since the first quarter of 1993.

Net earnings were $1.0 million, or $.05 per share, compared with $809 thousand, or $.04 per share, for the comparable period of the prior year. The increase in earnings resulted from higher gross margins and a reduction in operating and interest expenses. However, management believes that a significant shakeout of excess capacity and greater price stability will be necessary before substantial earnings leverage can take place in the piece goods industry.

Gross margin, as a percent of sales, increased to 43.2% from 43.1% in the first quarter of 1993. The effect of LIFO for the thirteen weeks ended May 1, 1994 and May 2, 1993 decreased gross margin by $1.5 million in each year.

Total operating and interest expenses as a percentage of sales decreased to 41.5% from 41.7% in the first quarter of 1993, despite the net addition of seven stores since a year ago. Expenses were well managed at every level of operation, and a lower debt level served to offset the effect of interest rate increases.

- - -------------------------------------------------------------------------------
EFFECT OF INFLATION
- - -------------------------------------------------------------------------------

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to the Federal minimum wage; accordingly, any increases affect Hancock. In addition, payroll taxes, employee benefits and other employee related costs continue to increase. Costs of leases for new store locations remained stable, but the renewal costs of older leases continue to increase. Taxes, maintenance and insurance costs have also risen. Hancock believes that the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices is the most effective tool for coping with increasing costs and expenses.

- - -------------------------------------------------------------------------------
SEASONALITY
- - -------------------------------------------------------------------------------

The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and mid-summer.

                          PART II.  OTHER INFORMATION

HANCOCK FABRICS, INC.
- - -------------------------------------------------------------------------------

Item 6. Exhibits and Reports of Form 8-K

    (a) Exhibits -

        11    Statement regarding computation of earnings per share

    (b) Reports on Form 8-K -
        None





HANCOCK FABRICS, INC.
SIGNATURES
- - -------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               HANCOCK FABRICS, INC.
                                   (Registrant)


                               By: /s/ Larry G. Kirk
                                   -----------------------
                                   Larry G. Kirk
                                   President and
                                   Chief Financial Officer
                                   (Principal Financial and
                                    Accounting Officer)

Date: June 13, 1994