Form 10-Q
period 1994-07-31
HANCOCK FABRICS INC
filed 1994-09-13
CIK 812906

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED               JULY 31, 1994
                               ------------------------------------------

                                       OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------
COMMISSION FILE NUMBER                     1-9482
                      ---------------------------------------------------

                            HANCOCK FABRICS, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                             64-0740905
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                     3406 WEST MAIN ST., TUPELO, MS  38803
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

Yes X     NO
   ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     As of July 31, 1994, the registrant had outstanding an aggregate of 21,469,881 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.
INDEX
__________________________________________________________________________

Part I.   Financial Information:

  Item 1.  Financial Statements (unaudited)                   Page Numbers

    Consolidated Balance Sheet as of
     July 31, 1994 and January 30, 1994.......................     3

    Consolidated Statement of Earnings for the
     Thirteen Weeks and Twenty-six Weeks Ended
     July 31, 1994 and August 1, 1993.........................     4

    Consolidated Statement of Changes in
     Shareholders' Equity for the
     Twenty-six Weeks Ended July 31, 1994.....................     5

    Consolidated Statement of Cash Flows
     for the Twenty-six Weeks Ended
     July 31, 1994 and August 1, 1993.........................     6

    Notes to Consolidated Financial Statements................     7

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations............    8 - 9


Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K...................     10


Signature                                                          10

                         PART I. FINANCIAL INFORMATION
   HANCOCK FABRICS, INC.
   CONSOLIDATED BALANCE SHEET
   (unaudited)

   --------------------------------------------------------------------------
   (in thousands, except for                           July 31,  January 30,
     par value and numbers of shares)                    1994        1994
   --------------------------------------------------------------------------
   Assets
   Current assets
     Cash and cash equivalents.......................     $3,041      $4,327
     Receivables, less allowance for
      doubtful accounts..............................      1,919       1,309
     Inventories.....................................    179,666     173,297
     Deferred Tax Asset..............................        275         330
     Prepaid expenses................................      1,559       1,068
   --------------------------------------------------------------------------
       Total current assets..........................    186,460     180,331
   Property and equipment,
    at depreciated cost..............................     21,095      21,911
   Deferred tax asset...............................       6,475       6,190
   Other assets......................................      1,700         116
   --------------------------------------------------------------------------
       Total assets                                     $215,730    $208,548
   ==========================================================================

   Liabilities and Shareholders' Equity
   Current liabilities
     Accounts payable................................    $37,704     $37,032
     Accrued liabilities.............................     14,305      14,100
     Income taxes....................................        834       2,145
   --------------------------------------------------------------------------
       Total current liabilities.....................     52,843      53,277
   Long-term debt obligations........................     53,000      45,000
   Postretirement benefit liability
    other than pensions..............................     16,015      15,267
   Other deferred liabilities........................      1,612       1,462
   --------------------------------------------------------------------------
       Total liabilities                                 123,470     115,006
   --------------------------------------------------------------------------
   Commitments and contingencies
   Common shareholders' equity
     Common stock, $.01 par value; 80,000,000
      shares authorized; 26,798,264 issued and
      outstanding; (26,684,410 at 1/30/94)...........        268         267
     Paid-in capital.................................     16,436      15,524
     Retained earnings...............................    158,518     160,063
     Less - Treasury stock, at cost, 5,328,383
      shares held; (5,287,026 at 1/30/94)............    (78,285)    (77,930)
     Less - Deferred compensation on restricted stock
      incentive plan.................................     (4,677)     (4,382)
   --------------------------------------------------------------------------
       Total shareholders' equity                         92,260      93,542
   --------------------------------------------------------------------------
       Total liabilities and shareholders' equity       $215,730    $208,548
   ==========================================================================

        See accompanying notes to consolidated financial statements.

 HANCOCK FABRICS, INC.
 CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

 --------------------------------------------------------------------------------------------------
(in thousands, except                              Thirteen Weeks Ended    Twenty-six Weeks Ended
   per share amounts)                              ----------------------  ------------------------
                                                     July 31,   August 1,    July 31,   August 1,
                                                       1994        1993        1994        1993
 --------------------------------------------------------------------------------------------------
 Sales.............................................    $81,813     $83,577    $174,707    $176,391
 Cost of goods sold................................     42,646      46,090      95,375      98,926
 --------------------------------------------------------------------------------------------------
   Gross margin                                         39,167      37,487      79,332      77,465
 --------------------------------------------------------------------------------------------------
 Expenses (income)
   Selling, general and
    administrative.................................     36,177      35,681      73,148      72,829
   Depreciation and
    amortization...................................      1,049       1,074       2,109       2,112
   Interest expense................................        606         580       1,131       1,199
   Interest income.................................        (53)        (27)        (80)       (122)
 --------------------------------------------------------------------------------------------------
 Total operating and interest expenses                  37,779      37,308      76,308      76,018
 --------------------------------------------------------------------------------------------------
 Earnings before income
  taxes............................................      1,388         179       3,024       1,447
 Income taxes......................................        520          75       1,132         534
 --------------------------------------------------------------------------------------------------
 Net earnings                                             $868        $104      $1,892        $913
 =================================================================================================
 Weighted average number of common shares and
  common equivalent shares outstanding ............     21,218      21,176      21,144      21,184
 =================================================================================================
 Net earnings per share............................      $0.04       $0.00       $0.09       $0.04
 =================================================================================================
 Dividends per share...............................      $0.08       $0.08       $0.16       $0.16
 =================================================================================================





          See accompanying notes to consolidated financial statements.

 HANCOCK FABRICS, INC.
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

 ---------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for                 Common Stock        Additional               Treasury Stock      Deferred     Total
   numbers of shares)                    ------------------     Paid-in     Retained    -----------------     Com-    Shareholders'
                                         Shares      Amount     Capital     Earnings    Shares     Amount  pensation    Equity
 ---------------------------------------------------------------------------------------------------------------------------------
  Twenty-six weeks
 ---------------------------------------------------------------------------------------------------------------------------------
 Balance January 30, 1994............. 26,684,410        $267     $15,524    $160,063 (5,287,026) ($77,930)  ($4,382)     $93,542
 Net earnings.........................                                          1,892                                       1,892
 Cash dividend - $.08 per
  share on a quarterly basis..........                                         (3,437)                                     (3,437)
 Exercise of stock options............        600                       4                                                       4
 Issuance of restricted stock.........    107,300           1         884                                       (885)           0
 Issuance of stock under nonemployee
  directors stock compensation plan...      8,154                      73                                                      73
 Amortization and vesting of deferred
  compensation on restricted stock
  incentive plan.....................                                 (31)                                       572          541
 Cancellation of restricted stock.....     (2,200)                    (18)                                        18            0
 Purchase of treasury stock...........                                                   (41,357)     (355)                  (355)
 ---------------------------------------------------------------------------------------------------------------------------------
 Balance July 31, 1994                 26,798,264        $268     $16,436    $158,518 (5,328,383) ($78,285)  ($4,677)     $92,260
 ---------------------------------------------------------------------------------------------------------------------------------





         See accompanying notes to consolidated financial statements.

 HANCOCK FABRICS, INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
 (unaudited)

 --------------------------------------------------------------------------
(in thousands)                                       Twenty-six Weeks Ended
                                                     ----------------------
                                                       July 31,   August 1,
                                                        1994        1993
 --------------------------------------------------------------------------
 Cash flows from operating activities
   Net earnings....................................     $1,892      $  913
   Adjustments to reconcile net earnings to cash
    provided by operating activities
     Depreciation and amortization.................      2,109       2,112
     LIFO charge...................................      2,500       3,000
     Deferred income taxes.........................       (230)       (360)
     Amortization of deferred compensation on
      restricted stock incentive plan..............        572         400
     (Increase) decrease in assets
       Receivables and prepaid expenses............     (1,101)       (314)
       Inventory growth at current cost............     (8,869)     (8,966)
       Other noncurrent assets.....................     (1,584)        141
     Increase (decrease) in liabilities
       Accounts payable............................        672       6,064
       Accrued liabilities.........................        205      (1,041)
       Current income tax obligations..............     (1,342)       (967)
       Postretirement benefit liability
        other than pensions........................        748         979
       Other deferred liabilities..................        150          13
 --------------------------------------------------------------------------
      Net cash provided by (used in)
       operating activities                             (4,278)      1,974
 --------------------------------------------------------------------------
 Cash flows from investing activities
   Additions to property and equipment.............     (1,293)     (1,728)
 --------------------------------------------------------------------------
      Net cash used in investing activities             (1,293)     (1,728)
 --------------------------------------------------------------------------
 Cash flows from financing activities
   Long-term borrowings............................      8,000      (3,000)
   Purchase of treasury stock......................       (355)       (273)
   Proceeds from exercise of stock options.........          4         262
   Stock plan for non-employee directors...........         73          75
   Cash dividends paid.............................     (3,437)     (3,420)
 --------------------------------------------------------------------------
      Net cash provided by (used in)
       financing activities                              4,285      (6,356)
 --------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents       (1,286)     (6,110)
 Beginning of period cash and cash equivalents           4,327       8,971
 --------------------------------------------------------------------------
 End of period cash and cash equivalents                $3,041      $2,861
 ==========================================================================
 Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                            1,613       1,177
     Income taxes                                        2,704       1,799
 ==========================================================================





         See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________
NOTE 1:  BASIS OF PRESENTATION
________________________________________________________________________________

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


________________________________________________________________________________
NOTE 2:  EARNINGS PER SHARE
________________________________________________________________________________

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

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________
FINANCIAL CONDITION
________________________________________________________________________________
Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Hancock has also purchased treasury stock. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. During 1994, Hancock plans to open approximately 20 units and close or relocate a similar number resulting in no net increase in retail fabric stores. Inventories and other assets from closed stores will be redeployed for more effective utilization of investments. During the thirteen weeks ended July 31, 1994, Hancock opened 4 stores and closed 1 store, which resulted in a total of 502 stores at period end.

During the thirteen weeks ended July 31, 1994, accounts payable and debt increased due to a seasonal increase in inventories. The Company currently has $53 million in outstanding borrowings, or about 36% of total capitalization, compared to $55 in the same period last year.
________________________________________________________________________________
RESULTS OF OPERATIONS
________________________________________________________________________________

Thirteen weeks ended July 31, 1994 compared to thirteen weeks ended
August 1, 1993

Sales decreased 2.1% from the same period of the prior year because of a decrease of 2.4% in comparable store sales, which was partially offset by sales from a net increase in stores opened since the second quarter of 1993.

Net earnings were $868 thousand, or $.04 per share, compared with $104 thousand, or less than one cent per share, for the comparable period of the prior year. The increase in earnings resulted from higher gross margins and a lower LIFO reserve.

Gross margin, as a percent of sales, increased to 47.9% from 44.9% in the second quarter of 1993. The effect of LIFO for the thirteen weeks ended July 31, 1994 and August 1, 1993 was a decrease in gross margin by $1.0 million and $1.5 million, respectively.

Total operating and interest expenses as a percentage of sales increased to 46.2% from 44.6% in the second quarter of 1993. The increase is due to slightly higher selling, general and administrative expenses and lower sales volume.

Twenty-six weeks ended July 31, 1994 compared to twenty-six weeks ended August 1, 1993

Sales decreased by 1.0% over the same period of the prior year due to a decrease in comparable store sales, which was partially offset by sales from a net increase in new stores.

Net earnings were $1.9 million compared to $913 thousand in the comparable period of the prior year. The increase was due to higher gross margins which offset a slight increase in operating expenses.

Gross margin increased to 45.4% from 43.9% in the twenty-six weeks of 1994. The effect of LIFO for the twenty-six weeks ended July 31, 1994 and August 1, 1993 was a decrease in gross profit by $2.5 million and $3.0 million, respectively.

Total operating and interest expense as a percentage of sales increased to
43.7% from 43.1% for the same period of the prior year.  An increase in selling, administrative, and general expenses caused expense dollars to increase over the prior year.
________________________________________________________________________________
EFFECT OF INFLATION
________________________________________________________________________________

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to the Federal minimum wage; accordingly, any increases affect Hancock. In addition, payroll taxes, employee benefits and other employee related costs continue to increase. Costs of leases for new store locations have stabilized recently, but renewal costs of older leases are higher. Taxes, maintenance and insurance costs have also risen. Hancock believes that the current practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices is the most effective tool for coping with increasing costs and expenses.

________________________________________________________________________________
SEASONALITY
________________________________________________________________________________

The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and mid-summer.

                       PART II.  OTHER INFORMATION

HANCOCK FABRICS, INC.

Item 6. Exhibits and Reports of Form 8-K

    (a) Exhibits -

        11    Statement regarding computation of earnings per share
        27    Financial Data Schedule for the 6 months ended July 31, 1994

    (b) Reports on Form 8-K -
        None





HANCOCK FABRICS, INC.
SIGNATURES

________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HANCOCK FABRICS, INC.
                                    (Registrant)


                                By:/s/Larry G. Kirk
                                   -----------------------
                                   Larry G. Kirk
                                   President,
                                   Chief Financial Officer
                                   (Principal Financial and
Date: September 13, 1994             Accounting Officer)