Form 10-Q
period 1994-10-30
HANCOCK FABRICS INC
filed 1994-12-13
CIK 812906

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 30, 1994
                               --------------------------

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ---------------
COMMISSION FILE NUMBER                   1-9482
                       ------------------------------------------

                             HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   64-0740905
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

Yes   X       NO
    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 30, 1994, the registrant had outstanding an aggregate of 21,382,399 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.
INDEX
- ----------------------------------------------------------------------------

Part I.   Financial Information:

   Item 1.  Financial Statements (unaudited)                   Page Numbers

     Consolidated Balance Sheet as of
      October 30, 1994 and January 30, 1994....................     3

     Consolidated Statement of Earnings for the
      Thirteen Weeks and Thirty-nine Weeks Ended
      October 30, 1994 and October 31, 1993....................     4

     Consolidated Statement of Changes in
      Shareholders' Equity for the
      Thirty-nine Weeks Ended October 30, 1994.................     5

     Consolidated Statement of Cash Flows
      for the Thirty-nine Weeks Ended
      October 30, 1994 and October 31, 1993....................     6

     Notes to Consolidated Financial Statements................     7

   Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations.............   8 - 10

 Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K...................     11


 Signature                                                          11

                         PART I. FINANCIAL INFORMATION
HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

- ----------------------------------------------------------------------------
 (in thousands, except for                           October 30, January 30,
   par value and numbers of shares)                      1994        1994
- ----------------------------------------------------------------------------
 Assets
 Current assets
   Cash and cash equivalents.......................   $  4,202    $  4,327
   Receivables, less allowance for
    doubtful accounts..............................      1,888       1,309
   Inventories.....................................    177,489     173,297
   Deferred Tax Asset..............................      1,001         330
   Prepaid expenses................................      2,352       1,068
 ---------------------------------------------------------------------------
     Total current assets..........................    186,932     180,331
 Property and equipment,
  at depreciated cost..............................     22,507      21,911
 Deferred tax asset...............................       6,572       6,190
 Other assets......................................        159         116
 ---------------------------------------------------------------------------
     Total assets                                     $216,170    $208,548
 ===========================================================================

 Liabilities and Shareholders' Equity
 Current liabilities
   Accounts payable................................   $ 33,774    $ 37,032
   Accrued liabilities.............................     17,108      14,100
   Income taxes....................................      3,562       2,145
 ---------------------------------------------------------------------------
     Total current liabilities.....................     54,444      53,277
 Long-term debt obligations........................     50,000      45,000
 Postretirement benefit liability
  other than pensions..............................     16,245      15,267
 Other deferred liabilities........................      1,316       1,462
 ---------------------------------------------------------------------------
     Total liabilities                                 122,005     115,006
 ---------------------------------------------------------------------------
 Commitments and contingencies
 Shareholders' equity
   Common stock, $.01 par value; 80,000,000
    shares authorized; 26,796,264 issued and
    outstanding; (26,684,410 at 1/30/94)...........        268         267
   Paid-in capital.................................     16,431      15,524
   Retained earnings...............................    160,715     160,063
   Less - Treasury stock, at cost, 5,413,865
    shares held; (5,287,026 at 1/30/94)............    (78,882)    (77,930)
   Less - Deferred compensation on restricted stock
    incentive plan.................................     (4,367)     (4,382)
 ---------------------------------------------------------------------------
     Total shareholders' equity                         94,165      93,542
 ---------------------------------------------------------------------------
     Total liabilities and shareholders' equity       $216,170    $208,548
 ===========================================================================

          See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

- ------------------------------------------------------------------------------------------------------
(in thousands, except                                 Thirteen Weeks Ended    Thirty-nine Weeks Ended
  per share amounts)                                ------------------------  ------------------------
                                                    October 30,  October 31,  October 30,  October 31,
                                                       1994         1993         1994         1993
- ------------------------------------------------------------------------------------------------------
Sales.............................................    $96,505      $99,038     $271,212     $275,429
Cost of goods sold................................     50,464       54,824      145,839      153,750
- ------------------------------------------------------------------------------------------------------
  Gross margin                                         46,041       44,214      125,373      121,679
- ------------------------------------------------------------------------------------------------------
Expenses (income)
  Selling, general and
   administrative.................................     37,811       37,345      110,959      110,174
  Depreciation and
   amortization...................................      1,037        1,067        3,146        3,179
  Interest expense................................        744          621        1,875        1,820
  Interest income.................................        (45)         (67)        (125)        (189)
- ------------------------------------------------------------------------------------------------------
Total operating and interest expenses                  39,547       38,966      115,855      114,984
- ------------------------------------------------------------------------------------------------------
Earnings before income  taxes.....................      6,494        5,248        9,518        6,695
Income taxes......................................      2,581        1,957        3,713        2,491
- ------------------------------------------------------------------------------------------------------
Net earnings                                          $ 3,913      $ 3,291     $  5,805     $  4,204
======================================================================================================
Weighted average number of common shares and
 common equivalent shares outstanding ............     21,193       21,154       21,132       21,170
======================================================================================================
Net earnings per share............................    $  0.18      $  0.16     $   0.27     $   0.20
======================================================================================================
Dividends per share...............................    $  0.08      $  0.08     $   0.24     $   0.24
======================================================================================================

          See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

- ------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  numbers of shares)                         Common Stock       Additional                Treasury Stock      Deferred    Total
                                        ----------------------   Paid-in    Retained  ----------------------   Com-    Shareholders'
                                          Shares      Amount     Capital    Earnings    Shares      Amount   pensation    Equity
- ------------------------------------------------------------------------------------------------------------------------------------
Thirty-nine weeks
- ------------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1994............... 26,684,410     $267      $15,524    $160,063  (5,287,026)  ($77,930) ($4,382)    $93,542
Net earnings...........................                                        5,805                                       5,805
Cash dividend - $.08 per
 share on a quarterly basis............                                       (5,153)                                     (5,153)
Exercise of stock options..............        600                     4                                                       4
Issuance of restricted stock...........    107,300        1          884                                        (885)          0
Issuance of stock under nonemployee
 directors stock compensation plan.....      8,154                    73                                                      73
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan........................                              (19)                                        872         853
Cancellation of restricted stock.......     (4,200)                  (35)                                         28          (7)
Purchase of treasury stock.............                                                 (126,839)      (952)                (952)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance October 30, 1994                26,796,264     $268      $16,431    $160,715  (5,413,865)  ($78,882) ($4,367)    $94,165
- ----------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

- ---------------------------------------------------------------------------
(in thousands)                                      Thirty-nine Weeks Ended
                                                    -----------------------
                                                    October 30,  October 31,
                                                        1994        1993
- ---------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings....................................    $ 5,805    $  4,204
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization.................      3,146       3,179
    LIFO charge...................................      2,250       4,500
    Deferred income taxes.........................     (1,053)       (879)
    Amortization of deferred compensation on
     restricted stock incentive plan..............        865         601
    (Increase) decrease in assets
      Receivables and prepaid expenses............     (1,863)        206
      Inventory growth at current cost............     (6,442)    (15,806)
      Other noncurrent assets.....................        (43)        119
    Increase (decrease) in liabilities
      Accounts payable............................     (3,258)     11,675
      Accrued liabilities.........................      3,008         530
      Current income tax obligations..............      1,398       1,271
      Postretirement benefit liability
       other than pensions........................        978       1,446
      Other deferred liabilities..................       (146)         22
- ---------------------------------------------------------------------------
     Net cash provided by operating
      activities                                        4,645      11,068
- ---------------------------------------------------------------------------
Cash flows from investing activities
  Additions to property and equipment.............     (3,742)     (2,110)
- ---------------------------------------------------------------------------
     Net cash used in investing activities             (3,742)     (2,110)
- ---------------------------------------------------------------------------
Cash flows from financing activities
  Long-term borrowings............................      5,000      (8,000)
  Purchase of treasury stock......................       (952)       (744)
  Proceeds from exercise of stock options.........          4         262
  Stock plan for non-employee directors...........         73          75
  Cash dividends paid.............................     (5,153)     (5,134)
- ---------------------------------------------------------------------------
     Net cash used in financing
      activities                                       (1,028)    (13,541)
- ---------------------------------------------------------------------------
Decrease in cash and cash equivalents                    (125)     (4,583)
Beginning of period cash and cash equivalents           4,327       8,971
- ---------------------------------------------------------------------------
End of period cash and cash equivalents               $ 4,202    $  4,388
===========================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                            1,875       1,436
    Income taxes                                        3,396       2,068
===========================================================================

          See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
- --------------------------------------------------------------------------------

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




- --------------------------------------------------------------------------------
NOTE 2:  EARNINGS PER SHARE
- --------------------------------------------------------------------------------

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

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

- -----------------------------------------------------------------------------
FINANCIAL CONDITION
- -----------------------------------------------------------------------------
Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Hancock has also purchased treasury stock. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. During 1994, Hancock plans to open approximately 20 units and close or relocate a similar number resulting in no net increase in retail fabric stores. Inventories and other assets from closed stores will be redeployed to new openings for more effective utilization of investment. During the thirteen weeks ended October 30, 1994, Hancock opened 7 stores and closed 7 stores, which resulted in a total of 502 stores at period end.

During the thirteen weeks ended October 30, 1994, accounts payable decreased due to the timing of payments to vendors and a decrease in inventories. The Company currently has $50 million in outstanding debt, down $3 million in the thirteen week period.

- -------------------------------------------------------------------------------
RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------

Thirteen weeks ended October 30, 1994 compared to thirteen weeks ended
- ----------------------------------------------------------------------
October 31, 1993
- ----------------

Sales decreased by 2.5% from the same period of the prior year because of a decrease of 2.9% in comparable store sales, which was partially offset by sales from a net increase of six stores opened since the third quarter of 1993.

Net earnings were $3.9 million, or $.18 per share, compared with $3.3 million, or $.16 per share, for the comparable period of the prior year. The improvement in earnings resulted from higher gross margins and a reduction in the LIFO reserve, offset by the sales decrease mentioned above.

Gross margin as a percent of sales increased to 47.7% from 44.6% in the third quarter of 1993. The effect of LIFO for the thirteen weeks ended October 30, 1994 was to increase gross margin by $250 thousand. For the same period of the prior year LIFO reduced gross margin by $1.5 million.

Total operating and interest expenses increased as a percentage of sales to 41.0% from 39.3% in the third quarter of 1993 primarily due to a lower sales volume. Operating expenses increased slightly as a result of six additional stores. Interest expense was higher than the same quarter last year due to increased interest rates on the same level of debt.

Thirty-nine weeks ended October 30, 1994 compared to thirty-nine weeks ended
- -------------------------------------------------------------------------------
October 31, 1993
- ----------------

Sales decreased by 1.5% from the same period of the prior year due to a decrease in comparable store sales, which was partially offset by sales from a net increase of six new stores.

Net earnings were $5.8 million compared to $4.2 million in the same period of the prior year. The increase was due to the improvement in gross margins and a lower LIFO charge, partially offset by the decrease in sales mentioned above.

Gross margin increased to 46.2% from 44.2% in the thirty-nine weeks of 1993. The effect of LIFO for the thirty-nine weeks ended October 30, 1994 and October 31, 1993 was a decrease in gross margin by $2.25 million and $4.5 million, respectively.

Total operating and interest expenses as a percentage of sales increased to 42.7% from 41.7% in the same period of the prior year, primarily due to a lower sales volume. The net addition of six new stores and higher interest rates, than a year ago, contributed to the increase in expenses.

- -------------------------------------------------------------------------------
EFFECT OF INFLATION
- -------------------------------------------------------------------------------

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

Assuming interest rates remain at or above their current level, the Company anticipates that interest costs will continue to increase in the near term. Additionally, the Company anticipates the impact of LIFO over the short term to be more favorable to earnings based on a continuation of a low rate of inflation and other factors that are used to determine LIFO.

- --------------------------------------------------------------------------------
SEASONALITY
- --------------------------------------------------------------------------------

The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and mid-summer.

                         PART II.  OTHER INFORMATION

HANCOCK FABRICS, INC.
- --------------------------------------------------------------------------------

Item 6.  Exhibits and Reports of Form 8-K

    (a)  Exhibits -

         11   Statement regarding computation of earnings per share

    (b)  Reports on Form 8-K -
         None

         27   Financial Data Schedule (for SEC use only)





HANCOCK FABRICS, INC.
SIGNATURE

- --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HANCOCK FABRICS, INC.
                                                 (Registrant)


                                             By: /s/ Larry G. Kirk
                                                 -----------------------
                                                 Larry G. Kirk
                                                 President,
                                                 Chief Financial Officer
                                                 (Principal Financial and
Date:  December 13, 1994                         Accounting Officer)