Form 10-K405
period 1995-01-29
HANCOCK FABRICS INC
filed 1995-04-25
CIK 812906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -----------

                                  FORM 10-K

         / X /     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1995
                                       OR
        /   /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9482

                                 -----------

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


                                               Name of each exchange
                                               ---------------------
     Title of each class                       on which registered
     -------------------                       -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of April 13, 1995 there were 21,176,958 shares of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates with an aggregate market value of $214,416,699.75. As of April 13, 1995, there were 21,518,535 shares of Hancock
Fabrics, Inc. $.01 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 1995, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Portions of the Hancock Fabrics, Inc. 1994 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated by reference in Parts I and II of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, the Hancock Fabrics, Inc. 1994 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

                            HANCOCK FABRICS, INC.
                       1994 ANNUAL REPORT ON FORM 10-K


                              TABLE OF CONTENTS


                                    PART I


                                                                         Page
                                                                         Number
                                                                         ------
Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . .     4
Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . .     6
Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . .     7
Item 4.      Submission of Matters to a Vote
                of Security Holders . . . . . . . . . . . . . . . . . .     7

Executive Officers of Registrant  . . . . . . . . . . . . . . . . . . .     8


                                   PART II

Item 5.      Market for the Registrant's Common Stock and
                Related Stockholder Matters . . . . . . . . . . . . . .     9
Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . .     9
Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . .    10
Item 8.      Financial Statements and Supplementary Data  . . . . . . .    10
Item 9.      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure  . . . . . . . .    10


                                   PART III

Item 10.     Directors and Executive Officers of Registrant . . . . . .    11
Item 11.     Executive Compensation . . . . . . . . . . . . . . . . . .    11
Item 12.     Security Ownership of Certain Beneficial Owners
                and Management  . . . . . . . . . . . . . . . . . . . .    11
Item 13.     Certain Relationships and Related Transactions . . . . . .    11


                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K . . . . . . . . . . . . . . . . . .    12

Undertaking in Connection with Registration Statements
  on Form S-8 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

                                     PART I

ITEM 1:  BUSINESS

Hancock Fabrics, Inc., a Delaware corporation ("Hancock"), was incorporated in 1987 and succeeded to the retail and wholesale fabric business of Hancock Textile Co., Inc., a Mississippi corporation and a wholly owned subsidiary of Lucky Stores, Inc., a Delaware corporation ("Lucky").

Founded in 1957, Hancock operated as a private Company until 1972 when it was acquired by Lucky. Hancock became a publicly owned company as a result of the distribution of the shares of its common stock to the shareholders of Lucky on May 4, 1987.

Hancock and its subsidiary are engaged in the retail and wholesale fabric business, selling fabrics, crafts and related accessories to the home sewing and home decorating market and at wholesale to independent retailers. Hancock is one of the largest fabric retailers in the United States. At January 29, 1995, Hancock operated 500 fabric stores in 33 states under the names "Hancock Fabrics," "Minnesota Fabrics," "Fabric Warehouse" and "Fabric Market." As a wholesaler of fabrics and related items, Hancock sells to independent retail fabric stores through its wholesale distribution facility in Tupelo, Mississippi.

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

Hancock's stores are primarily located in neighborhood shopping centers. Hancock opened 23 and 18 net stores in 1992 and 1993, respectively. Hancock did not have an increase in the total number of stores during 1994 and no change in the net number of units is planned for 1995.

As a wholesaler, Hancock sells to almost 200 independent retailers in locations in which Hancock has elected not to open its own stores. These wholesale customers accounted for less than 5% of Hancock's total sales for the fiscal year ended January 29, 1995.

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

During 1994, Hancock entered into an agreement with the Home and Garden Television Network to sponsor a weekly sewing show called "Sew Perfect(TM)."
The program, which will reach almost 10 million U.S. households, is designed for the beginning and intermediate skilled seamstress.

DISTRIBUTION AND SUPPLY

Hancock's retail stores and its wholesale customers are served by Hancock's 525,000 square foot warehouse, distribution and office facility in Tupelo, Mississippi. Hancock believes this facility is adequate for the near term and has no expansion plans for 1995.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise to Hancock's retail stores and to its wholesale customers. A substantial portion of the deliveries to Hancock's stores and wholesale customers are made directly by vendors.

Bulk quantities of fabric are purchased from mills, fabric jobbers and importers. Hancock has no long-term contracts for the purchase of merchandise and did not purchase more than 5% of its merchandise from any one supplier during the fiscal year ended January 29, 1995. Hancock has experienced no difficulty in maintaining satisfactory sources of supply.

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

Hancock's competition has changed significantly with two major competitors in bankruptcy and two large competitors consolidating with other fabric chains. In the past year, over 300 full size stores have closed and liquidated.

SEASONALITY

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and mid-summer.

EMPLOYEES

At January 29, 1995, Hancock employed approximately 7,100 people on a full-time and part-time basis, approximately 6,750 of whom work in the Company's retail stores. The remainder work in the Tupelo warehouse, distribution and office facility. Currently, thirty-six (36) of Hancock's employees are covered by a collective bargaining agreement.

GOVERNMENT REGULATION

Hancock is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of Hancock's employees are paid at rates related to federal and state minimum wages and, accordingly, increases in minimum wages affect Hancock's labor cost.

Legislation under the Americans With Disabilities Act requiring, among other things, that "reasonable accommodation" to the Company's facilities be afforded to employees and to the general public has resulted in additional costs to Hancock under the revised guidelines. Additionally, legislation providing for family leave to employees has resulted in higher costs to the Company in labor, unemployment and health insurance, and reduced productivity due to replacement hiring constraints while employees are on family leave.

ITEM 2:  PROPERTIES

Hancock's 500 retail stores are located principally in neighborhood shopping centers. Most of Hancock's retail stores range in size from 9,000 to 12,000 square feet. Hancock's sixty-three (63) "Fabric Warehouse" stores range in size from 10,300 to 30,000 square feet. Hancock's six (6) "Fabric Market" stores average 12,600 square feet.

With the exception of five (5) locations, Hancock's retail stores are leased. The original lease terms generally range from 10 to 20 years and most leases contain one or more renewal options, usually of five years in length. At January 29, 1995, the remaining terms of the leases for stores in operation, including renewal options, averaged approximately 13 years. During 1995, 39 store leases will expire. Hancock is currently negotiating renewals on certain of these leases.

Hancock's 525,000 square foot warehouse, distribution and office facility in Tupelo, Mississippi is owned by Hancock and is not subject to any mortgage or similar encumbrance. Hancock also owns approximately 40 acres of land adjacent to its Tupelo facility, providing room for future expansion.

Reference is made to the information contained in Note 5 to the Consolidated Financial Statements included in the accompanying Hancock Fabrics, Inc. 1994 Annual Report to Shareholders (Exhibit 13 hereto) for information concerning Hancock's long-term obligations under leases.

ITEM 3:  LEGAL PROCEEDINGS

Hancock is not a party to, nor is any of its properties the subject of, any material pending legal proceedings, other than ordinary and routine litigation incidental to its business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        Executive Officers of Registrant

                                                 Office Presently Held and Business
Name                               Age           Experience During Past Five Years
- - ----                               ---           ---------------------------------
Morris O. Jarvis                   54            Chairman of the Board and Chief Executive Officer.
                                                 President prior to June 1994.

Larry G. Kirk                      48            President from June 1994, Director from December 1990
                                                 and Chief Financial Officer from December 1989.  Formerly,
                                                 Senior Vice President, Treasurer and Secretary.

Jack W. Busby, Jr.                 52            Executive Vice President and Chief Operating Officer from
                                                 June 1994; Executive Vice President and Director of Retail
                                                 Operations, prior thereto.





The term of each of the officers expires June 8, 1995.

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

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

Hancock's common stock and the associated common stock purchase rights are listed on the New York Stock Exchange and trade under the symbol HKF. The following table sets forth the high and low sales price for Hancock's common stock as reported in "New York Stock Exchange - Composite Transactions" and the dividends paid per share for Hancock's common stock:


     Fiscal Quarter Ended                     High               Low        Dividend
     --------------------                     ----               ---        --------
     May 2, 1993  . . . . . . . . . .        $14.00            $10.38         $.08
     August 1, 1993 . . . . . . . . .         11.00              8.00          .08
     October 31, 1993 . . . . . . . .          9.88              8.13          .08
     January 30, 1994 . . . . . . . .         10.00              9.00          .08

     May 1, 1994  . . . . . . . . . .        $10.00            $ 8.13         $.08
     July 31, 1994  . . . . . . . . .          8.75              7.00          .08
     October 30, 1994 . . . . . . . .          7.75              6.75          .08
     January 29, 1995 . . . . . . . .         10.00              7.13          .08

As of April 13, 1995, there were 12,283 holders of record of Hancock's common stock. Holders of shares of common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor (subject to the prior payment of cumulative dividends on any outstanding shares of preferred stock, of which none are outstanding).

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data for the five years ended January 29, 1995, which appears on page 9, of the Hancock Fabrics, Inc. 1994 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management's discussion and analysis of financial condition and results of operations appearing on pages 10 to 11 of the Hancock Fabrics, Inc. 1994 Annual Report to Shareholders is incorporated by reference in this Annual Report on Form 10-K.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of Price Waterhouse LLP dated March 3, 1995, appearing on pages 12 to 21 of the Hancock Fabrics, Inc. 1994 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11:  EXECUTIVE COMPENSATION

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as noted below, for information with respect to Items 10, 11, 12 and 13, see the Proxy Statement for the Annual Meeting of Shareholders to be held June 8, 1995, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, which is incorporated herein by reference.

The information concerning "Executive Officers of the Registrant" is included in Part I of this Form 10-K in accordance with Instruction 3 of paragraph (b) of Item 401 of Regulation S-K.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                 Page
                                                                                 ----
                                                                                Number #
                                                                                ------
(a) The following documents are filed as part of this report:

    (1)  Consolidated Financial Statements:

         Report of Independent Accountants  . . . . . . . . . . . . . . . . . .   22
         Consolidated Statement of Earnings for the
           three years ended January 29, 1995 . . . . . . . . . . . . . . . . .   13
         Consolidated Balance Sheet at January 29, 1995
           and January 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . .   14
         Consolidated Statement of Cash Flows
           for the three years ended January 29, 1995 . . . . . . . . . . . . .   15
         Consolidated Statement of Shareholders' Equity
           for the three years ended January 29, 1995 . . . . . . . . . . . . .   16
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . .   17-22

    (2)  Consolidated Financial Statement Schedules:

         All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         Supplementary data:

         Selected Quarterly Financial Data  . . . . . . . . . . . . . . . . . .   9

      # Incorporated by reference from the indicated pages of the Hancock Fabrics, Inc. 1994 Annual Report to Shareholders.

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

         4.4******        Amendment to Rights Agreement between Registrant and
                          NationsBank of Georgia, N.A. (formerly C & S/Sovran
                          Trust Company (Georgia), N.A.) dated June 25, 1992.
         4.5******        Agreement between Registrant and Continental Stock
                          Transfer & Trust Company (as Rights Agent) dated as
                          of July 16, 1992.
         4.6****          Note Purchase Agreement between Registrant and
                          Nationwide Life Insurance Company, West Coast Life
                          Insurance Company, Financial Horizons Insurance
                          Company, Farmland Life Insurance Company and
                          Wisconsin Health Care Liability Insurance Plan ("Note
                          Purchase Agreement") dated as of January 15, 1992.
         4.7******        Amendment to Note Purchase Agreement dated as of
                          November 4, 1992.
         4.8*******       Credit Agreement among Registrant and NationsBank of
                          Georgia, National Association, as Agent and Lenders
                          as Signatories Hereto ("Credit Agreement") dated as
                          of September 20, 1993.
        10.1****          Swap Transaction between Registrant and Continental
                          Bank N.A. dated November 1, 1991.
        10.2****          Note Purchase Agreement dated as of January 15, 1992.
        10.3******        Amendment to Note Purchase Agreement dated as of
                          November 4, 1992.
        10.4*******       Credit Agreement dated as of September 20, 1993.
        10.5******       +Form of Indemnification Agreements dated March 23,
                          1987 between Registrant and each of Don L. Fruge,
                          Morris O. Jarvis, Ivan Owen and Donna L. Weaver.
        10.6             +Indemnification Agreement between Registrant and
                          R. Randolph Devening dated as of March 9, 1995.
        10.7******       +Form of Indemnification Agreements dated March 23,
                          1987 between Registrant and each of Dean W. Abraham,
                          Jack W. Busby, Jr., David H. Jensen, Larry G. Kirk,
                          Billy M. Morgan, William D. Smothers, Charles R.
                          Warren and Carl W. Zander.
        10.8**            Indemnification Agreement between Registrant and
                          James A. Gilmore dated as of March 2, 1989.
        10.9****          Indemnification Agreement between Registrant and
                          James A. Nolting dated as of December 12, 1991.
        10.10******       Indemnification Agreement between Registrant and
                          David A. Lancaster dated as of March 10, 1993.

        10.11*******      Indemnification Agreement between Registrant and
                          Bradley A. Berg dated as of March 10, 1994.
        10.12             Indemnification Agreement between Registrant and
                          Larry D. Fair dated as of June 9, 1994.
        10.13******      +Agreement between Registrant and Morris O. Jarvis
                          dated as of May 3, 1987.
        10.14*           +Amendment to Severance Agreement and to Deferred
                          Compensation Agreement between Registrant and Morris
                          O. Jarvis dated as of June 9, 1988.
        10.15*           +Agreement to Secure Certain Contingent Payments
                          between Registrant and Morris O. Jarvis dated as of
                          June 9, 1988.
        10.16**          +Amendment and Renewal of Severance Agreement and
                          Amendment of Other Related Agreements between
                          Registrant and Morris O. Jarvis dated as of March 8,
                          1990.
        10.17***         +Agreement between Registrant and Jack W. Busby, Jr.
                          dated as of June 9, 1988.
        10.18***         +Agreement to Secure Certain Contingent Payments
                          between Registrant and Jack W. Busby, Jr. dated as of
                          June 9, 1988.
        10.19**          +Agreement between Registrant and Larry G. Kirk dated
                          as of June 9, 1988.
        10.20**          +Agreement to Secure Certain Contingent Payments
                          between Registrant and Larry G. Kirk dated as of June
                          9, 1988.
        10.21***         +Form of Amendments and Renewals of Severance
                          Agreement and Amendments of Other Related Agreements
                          between Registrant and each of Jack W. Busby, Jr. and
                          Larry G. Kirk dated as of March 8, 1990.
        10.22******      +Amendment, Extension and Restatement of Severance
                          Agreement between Registrant and Morris O. Jarvis
                          dated as of March 10, 1993.
        10.23******      +Form of Amendment, Extension and Restatement of
                          Severance Agreements dated as of March 10, 1993
                          between Registrant and each of Jack W. Busby, Jr. and
                          Larry G. Kirk.
        10.24            +Supplemental Retirement Plan, as amended.
        10.25*****       +1987 Stock Option Plan, as amended.
        10.26****        +Extra Compensation Plan.
        10.27**          +1989 Restricted Stock Plan.
        10.28*****       +1991 Stock Compensation Plan for Nonemployee
                          Directors.
        11                Computation of Earnings Per Share.
        13                Portions of the Hancock Fabrics, Inc. 1994 Annual
                          Report to Shareholders (for the fiscal year ended
                          January 29, 1995) incorporated by reference in this
                          filing.
        21                Subsidiaries of the Registrant.
        23                Consent of Price Waterhouse LLP.

_____________________

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

           *** Incorporated by reference from Registrant's Form 10-K dated April 26, 1991 as filed with the Securities and Exchange Commission.

          **** Incorporated by reference from Registrant's Form 10-K dated April 27, 1992 as filed with the Securities and Exchange Commission.

         ***** Incorporated by reference from Registrant's Form 10-Q dated June 12, 1992 as filed with the Securities and Exchange Commission.

        ****** Incorporated by reference from Registrant's Form 10-K dated April 26, 1993 as filed with the Securities and Exchange Commission.

       ******* Incorporated by reference from Registrant's Form 10-K dated April 27, 1994 as filed with the Securities and Exchange Commission.

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

                         UNDERTAKING IN CONNECTION WITH
                      REGISTRATION STATEMENTS ON FORM S-8


For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-17215 (filed September 15, 1987) and 33-29138 (filed June 12, 1989).


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

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 24TH DAY OF APRIL, 1995.

                                        HANCOCK FABRICS, INC.


                                        BY   /s/ Morris O. Jarvis
                                          -------------------------------
                                                 Morris O. Jarvis
                                               Chairman of the Board
                                            and Chief Executive Officer


                                        BY   /s/   Larry G. Kirk
                                          -------------------------------
                                                   Larry G. Kirk
                                                   President and
                                              Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)

PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THIS 24TH DAY OF APRIL, 1995.

             SIGNATURE                            TITLE
             ---------                            -----
/s/ Morris O. Jarvis                    Chairman of the Board,
- - -----------------------------------     Chief Executive Officer and
(Morris O. Jarvis)                      Director

/s/ Larry G. Kirk                       President,
- - -----------------------------------     Chief Financial Officer and
(Larry G. Kirk)                         Director

/s/ R. Randolph Devening                Director
- - -----------------------------------
(R. Randolph Devening)

/s/ Don L. Fruge                        Director
- - -----------------------------------
(Don L. Fruge)

/s/ Ivan Owen                           Director
- - -----------------------------------
(Ivan Owen)

/s/ Donna L. Weaver                     Director
- - -----------------------------------
(Donna L. Weaver)