Form 10-K405/A
period 1995-01-29
HANCOCK FABRICS INC
filed 1995-04-25
CIK 812906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -----------


                               AMENDMENT NO. 1

                                      TO

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

        10.6********     +Indemnification Agreement between Registrant and
                          R. Randolph Devening dated as of March 9, 1995.

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

        10.11*******      Indemnification Agreement between Registrant and
                          Bradley A. Berg dated as of March 10, 1994.

        10.12********     Indemnification Agreement between Registrant and
                          Larry D. Fair dated as of June 9, 1994.

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

        10.24********    +Supplemental Retirement Plan, as amended.

        10.25*****       +1987 Stock Option Plan, as amended.
        10.26****        +Extra Compensation Plan.
        10.27**          +1989 Restricted Stock Plan.
        10.28*****       +1991 Stock Compensation Plan for Nonemployee
                          Directors.

        11********        Computation of Earnings Per Share.
        13********        Portions of the Hancock Fabrics, Inc. 1994 Annual
                          Report to Shareholders (for the fiscal year ended
                          January 29, 1995) incorporated by reference in this
                          filing.
        21********        Subsidiaries of the Registrant.
        23********        Consent of Price Waterhouse LLP.
        27                Financial Data Schedule (for SEC use only)

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


      ********   Previously filed.


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

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 25TH DAY OF APRIL, 1995.


                                        HANCOCK FABRICS, INC.


                                        BY   /s/ Morris O. Jarvis
                                          -------------------------------
                                                 Morris O. Jarvis
                                               Chairman of the Board
                                            and Chief Executive Officer


                                        BY   /s/   Larry G. Kirk
                                          -------------------------------
                                                   Larry G. Kirk
                                                   President and
                                              Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)


PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934,
THIS AMENDMENT TO THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THIS 25TH DAY OF APRIL, 1995.


             SIGNATURE                            TITLE
             ---------                            -----
/s/ Morris O. Jarvis                    Chairman of the Board,
- -----------------------------------     Chief Executive Officer and
(Morris O. Jarvis)                      Director

/s/ Larry G. Kirk                       President,
- -----------------------------------     Chief Financial Officer and
(Larry G. Kirk)                         Director

/s/ R. Randolph Devening                Director
- -----------------------------------
(R. Randolph Devening)

/s/ Don L. Fruge                        Director
- -----------------------------------
(Don L. Fruge)

/s/ Ivan Owen                           Director
- -----------------------------------
(Ivan Owen)

/s/ Donna L. Weaver                     Director
- -----------------------------------
(Donna L. Weaver)