Form 10-Q
period 1995-04-30
HANCOCK FABRICS INC
filed 1995-06-13
CIK 812906

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                April 30, 1995
                              --------------------------------------------------

                                       OR

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------  ---------------------------
Commission file number                1-9482
                       ---------------------------------------------------------

                             Hancock Fabrics, Inc.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   64-0740905
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


As of April 30, 1995, the registrant had outstanding an aggregate of 21,523,509 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX


- -----------------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)                                  Page Numbers
    Consolidated Balance Sheet as of April 30, 1995 and January 29, 1995           3


    Consolidated Statement of Earnings for the Thirteen Weeks ended
     April 30, 1995 and May 1, 1994                                                4


    Consolidated Statement of Changes in Shareholders' Equity for the
     Thirteen Weeks ended April 30, 1995                                           5


    Consolidated Statement of Cash Flows for the Thirteen Weeks ended
     April 30, 1995 and May 1, 1994                                                6


    Notes to Consolidated Financial Statements                                     7


  Item 2.  Management's Discussion and Analysis of  Financial Condition
     and Results of Operations                                                   8 - 9


PART II.  OTHER INFORMATION                                                       10

  Item 6.  Exhibits and Reports on Form 8-K                                       10


SIGNATURE                                                                         10

                         PART I. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

- --------------------------------------------------------------------------------------------
(in thousands, except for                                         April 30,      January 29,
  par value and numbers of shares)                                   1995           1995
- --------------------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                     $  3,597        $  3,855
    Receivables, less allowance for doubtful accounts                1,852           1,842
    Inventories                                                    167,341         169,128
    Deferred tax asset                                               2,810           2,629
    Prepaid expenses                                                 2,244           2,382
- --------------------------------------------------------------------------------------------
    Total current assets                                           177,844         179,836

Property and equipment, at depreciated cost                         21,320          21,673
Deferred tax asset                                                   6,635           6,753
Other assets                                                            50             360
- --------------------------------------------------------------------------------------------

    Total assets                                                  $205,849        $208,622
============================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $ 36,012        $ 35,305
    Accrued liabilities                                             15,379          15,935
    Income taxes                                                     2,777           4,801
- --------------------------------------------------------------------------------------------
    Total current liabilities                                       54,168          56,041

Long-term debt obligations                                          36,000          37,000
Postretirement benefit liability other than pensions                16,920          16,572
Other deferred liabilities                                           1,975           1,920
- --------------------------------------------------------------------------------------------
    Total liabilities                                              109,063         111,533
- --------------------------------------------------------------------------------------------

Commitments and contingencies
- --------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   26,952,864 issued and outstanding; (26,794,064 at 1/29/95)          270             268
  Paid-in capital                                                   18,071          16,425
  Retained earnings                                                162,915         163,339
  Less - Treasury stock, at cost, 5,429,355
   shares held; (5,413,941 at 1/29/95)                             (79,052)        (78,883)
  Less - Deferred compensation on restricted stock
   incentive plan                                                   (5,418)         (4,060)
- --------------------------------------------------------------------------------------------
    Total shareholders' equity                                      96,786          97,089
- --------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                    $205,849        $208,622
============================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

- ------------------------------------------------------------------------
(in thousands, except
  per share amounts)                             Thirteen Weeks Ended
                                               -------------------------
                                               April 30,          May 1,
                                                 1995              1994
- ------------------------------------------------------------------------
Sales                                           $90,067          $92,894
Cost of goods sold                               49,109           52,729
- ------------------------------------------------------------------------

  Gross margin                                   40,958           40,165
- ------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative            37,354           36,971
  Depreciation and amortization                     998            1,060
  Interest expense                                  516              525
  Interest income                                   (95)             (27)
- ------------------------------------------------------------------------
  Total operating and interest expenses          38,773           38,529

Earnings before taxes                             2,185            1,636
Income taxes                                        887              612
- ------------------------------------------------------------------------

Net earnings                                    $ 1,298          $ 1,024
========================================================================

Weighted average number of common shares and
 common equivalent shares outstanding            21,172           21,148
========================================================================

Net earnings per share                          $  0.06          $  0.05
========================================================================

Dividends per share                             $  0.08          $  0.08
========================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

- ------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  numbers of shares)                       Common Stock    Additional                 Treasury Stock       Deferred       Total
                                        -----------------   Paid-in    Retained     ------------------       Com-     Shareholders'
                                        Shares     Amount   Capital    Earnings     Shares       Amount    pensation     Equity
- ------------------------------------------------------------------------------------------------------------------------------------
Thirteen weeks

- ------------------------------------------------------------------------------------------------------------------------------------

Balance January 29, 1995              26,794,064     $268     $16,425   $163,339   (5,413,941)   ($78,883)   ($4,060)       $97,089
Net earnings                                                               1,298                                              1,298
Cash dividend - $.08 per
 share on a quarterly basis                                               (1,722)                                            (1,722)
Exercise of stock options                 10,000                   62                                                            62
Issuance of restricted stock             148,800        2       1,654                                         (1,656)             0
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                   (70)                                           298            228
Purchase of treasury stock                                                            (15,414)       (169)                     (169)

- ------------------------------------------------------------------------------------------------------------------------------------

Balance April 30, 1995                26,952,864     $270     $18,071   $162,915   (5,429,355)   ($79,052)   ($5,418)       $96,786

====================================================================================================================================



See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

- ----------------------------------------------------------------------------
(in thousands)
                                                      Thirteen Weeks Ended
                                                     -----------------------
                                                     April 30,       May 1,
                                                       1995           1994
- ----------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                        $1,298         $1,024
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                        998          1,060
    LIFO charge                                          750          1,500
    Deferred income taxes                                (62)          (261)
    Amortization of deferred compensation on
     restricted stock incentive plan                     298            270
    (Increase) decrease in assets
      Receivables and prepaid expenses                   128           (665)
      Inventory reduction (growth) at
       current cost                                    1,037          1,391
      Other noncurrent assets                            310            (14)
    Increase (decrease) in liabilities
      Accounts payable                                   707          1,602
      Accrued liabilities                               (556)           429
      Current income tax obligations                  (2,094)           602
      Postretirement benefit liability
       other than pensions                               348            361
      Other deferred liabilities                          55           (397)

- ----------------------------------------------------------------------------
     Net cash provided by operating activities         3,217          6,902

- ----------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                   (646)          (729)

- ----------------------------------------------------------------------------
     Net cash used in investing activities              (646)          (729)

- ----------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of long-term borrowings                   (1,000)        (5,000)
  Purchase of treasury stock                            (169)          (354)
  Proceeds from exercise of stock options                 62              4
  Cash dividends paid                                 (1,722)        (1,719)

- ----------------------------------------------------------------------------
     Net cash used in financing activities            (2,829)        (7,069)

- ----------------------------------------------------------------------------
Decrease in cash and cash equivalents                   (258)          (896)
Beginning of period cash and cash equivalents          3,855          4,327

- ----------------------------------------------------------------------------
End of period cash and cash equivalents               $3,597         $3,431
============================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                             161            271
    Income taxes                                       3,051            166
============================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- --------------------------------------------------------------------------------
NOTE 1: BASIS OF PRESENTATION
- --------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 29, 1995 incorporated into the Company's Annual Report on Form 10-K.

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

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS


- --------------------------------------------------------------------------------
FINANCIAL CONDITION
- --------------------------------------------------------------------------------

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Hancock has also purchased treasury stock and paid dividends to shareholders. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. During 1995, Hancock plans to open approximately 20 units and close or relocate a similar number resulting in no net increase in retail fabric stores. Inventories and other assets from less productive locations will be redeployed to new openings for more effective utilization of investment. During the thirteen weeks ended April 30, 1995, Hancock opened 6 stores and closed 6 stores, which resulted in a total of 500 stores at period end.

During the thirteen weeks ended April 30, 1995, accounts payable increased due to the timing of payments to vendors. Inventories decreased due to changes in the product mix with less inventory in apparel goods.

The Company currently has $36 million in outstanding borrowings, or about 27% of total capitalization, which is $4 million lower than the same period last year.

- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

Thirteen weeks ended April 30, 1995 compared to thirteen weeks ended May 1,
1994

Sales decreased to $90.1 million from $92.9 million in the same period of the prior year. A decrease of 1.6% in comparable store sales contributed to the decline in sales. In addition sales in new stores opened less than one year have not reached the sales maturity to offset the sales of the stores that were replaced.

Net earnings were $1.3 million, or $.06 per share, compared with $1.0 million, or $.05 per share, for the comparable period of the prior year. The increase in earnings resulted from higher gross margins and a reduction in net interest expense.

Gross margin, as a percent of sales, increased to 45.5% from 43.2% in the first quarter of 1994. Gross margins improved due to changes in the product mix which required fewer close outs of apparel goods. The effect of LIFO for the thirteen weeks ended April 30, 1995 and May 1, 1994 decreased gross margin by $750 thousand and $1.5 million, respectively.

Total operating and interest expenses as a percentage of sales increased to 43.1% from 41.5% in the first quarter of 1994 primarily due to the lower sales volume. Operating expense dollars increased slightly; however, interest expense was less as the lower debt level served to offset the effect of interest rate increases from a year ago.

- --------------------------------------------------------------------------------
EFFECT OF INFLATION
- --------------------------------------------------------------------------------

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to the Federal minimum wage; accordingly, any increases affect Hancock. Proposed Federal minimum wage hikes would have an adverse effect on earnings although the impact cannot be readily quantified. In addition, payroll taxes, employee benefits and other employee related costs continue to increase. Costs of leases for new store locations remained stable, but the renewal costs of older leases continue to increase. Taxes, maintenance and insurance costs have also risen. Hancock believes that the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increasing costs and expenses.

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

- --------------------------------------------------------------------------------

Item 6. Exhibits and Reports of Form 8-K

    (a) Exhibits -

        11    Statement regarding computation of earnings per share

        27    Financial Data Schedule (for SEC use only)

    (b) Reports on Form 8-K

        None




SIGNATURE

- --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HANCOCK FABRICS, INC.
                                             (Registrant)


                                         By: /s/ Larry G. Kirk
                                            ---------------------
                                             Larry G. Kirk
                                             President and
                                             Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)
Date: June 13, 1995