Form 10-Q
period 1995-07-30
HANCOCK FABRICS INC
filed 1995-09-11
CIK 812906

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED             JULY 30, 1995
                              --------------------------------------

                                     OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------  --------------------

COMMISSION FILE NUMBER          1-9482
                       --------------------------------------------

                            HANCOCK FABRICS, INC.
           (Exact name of registrant as specified in its charter)

             DELAWARE                          64-0740905
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)          Identification No.)

                    3406 WEST MAIN ST., TUPELO, MS  38803
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

As of July 30, 1995, the registrant had outstanding an aggregate of 21,531,345 shares of common stock, $.01 par value.

 HANCOCK FABRICS, INC.
 INDEX

 ----------------------------------------------------------------------------------------------------------

 PART I.   FINANCIAL INFORMATION:

   Item 1.  Financial Statements (unaudited)
                                                                                             Page Numbers
     Consolidated Balance Sheet as of July 30, 1995 and January 29, 1995                          3


     Consolidated Statement of Earnings for the Thirteen Weeks and
      Twenty-six Weeks Ended July 30, 1995 and July 31, 1994                                      4


     Consolidated Statement of Changes in Shareholders' Equity for the
      Twenty-six Weeks Ended July 30, 1995                                                        5


     Consolidated Statement of Cash Flows for the Twenty-six Weeks Ended
      July 30, 1995 and July 31, 1994                                                             6


     Notes to Consolidated Financial Statements                                                   7

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                  8 - 10


 PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders                                   11

   Item 6.  Exhibits and Reports on Form 8-K                                                      11


   Signature                                                                                      12



                                     -2-

                        PART I. FINANCIAL INFORMATION

 HANCOCK FABRICS, INC.
 CONSOLIDATED BALANCE SHEET
 (unaudited)
 --------------------------------------------------------------------------------------------------------------------
 (in thousands, except for                                                                July 30,     January 29,
   par value and numbers of shares)                                                         1995          1995
 --------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                                              $  4,869    $  3,855
   Receivables, less allowance for doubtful accounts                                         1,852       1,842
   Inventories                                                                             173,466     169,128
   Deferred tax asset                                                                        3,079       2,629
   Prepaid expenses                                                                          2,332       2,382
 --------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                  185,598     179,836

 Property and equipment, at depreciated cost                                                20,773      21,673
 Deferred tax asset                                                                          6,877       6,753
 Other assets                                                                                  367         360
 --------------------------------------------------------------------------------------------------------------------
     Total assets                                                                         $213,615    $208,622
 ====================================================================================================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                       $ 38,027    $ 35,305
   Accrued liabilities                                                                      15,740      15,935
   Income taxes                                                                              1,233       4,801
 --------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                              55,000      56,041

 Long-term debt obligations                                                                 43,000      37,000
 Postretirement benefit liability other than pensions                                       17,284      16,572
 Other deferred liabilities                                                                  1,913       1,920
 --------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                     117,197     111,533
 --------------------------------------------------------------------------------------------------------------------

 Commitments and contingencies
 --------------------------------------------------------------------------------------------------------------------
 Common shareholders' equity:
   Common stock, $.01 par value; 80,000,000 shares authorized;
    26,961,115 issued and outstanding; (26,794,064 at 1/29/95)                                 270         268
   Paid-in capital                                                                          18,157      16,425
   Retained earnings                                                                       162,035     163,339
   Less - Treasury stock, at cost, 5,429,770
    shares held; (5,413,941 at 1/29/95)                                                    (79,056)    (78,883)
   Less - Deferred compensation on restricted stock
    incentive plan                                                                          (4,988)     (4,060)
 --------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                             96,418      97,089
 --------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                           $213,615    $208,622
 ====================================================================================================================

 See accompanying notes to consolidated financial statements.

 HANCOCK FABRICS, INC.
 CONSOLIDATED STATEMENT OF EARNINGS
 (unaudited)


 ------------------------------------------------------------------------------------------------------------------
 (in thousands, except                                           Thirteen Weeks Ended       Twenty-six Weeks Ended
   per share amounts)                                           ----------------------      ----------------------
                                                                 July 30,     July 31,       July 30,    July 31,
                                                                   1995         1994           1995        1994
 -----------------------------------------------------------------------------------------------------------------
 Sales                                                            $81,549     $81,813        $171,616    $174,707
 Cost of goods sold                                                42,290      42,646          91,399      95,375
 -----------------------------------------------------------------------------------------------------------------

   Gross margin                                                    39,259      39,167          80,217      79,332
 -----------------------------------------------------------------------------------------------------------------

 Expenses (income)
   Selling, general and administrative                             36,431      36,177          73,785      73,148
   Depreciation and amortization                                      968       1,049           1,966       2,109
   Interest expense                                                   561         606           1,077       1,131
   Interest income                                                   (107)        (53)           (202)        (80)
 -----------------------------------------------------------------------------------------------------------------
 Total operating and interest expenses                             37,853      37,779          76,626      76,308

 Earnings before income taxes                                       1,406       1,388           3,591       3,024
 Income taxes                                                         563         520           1,450       1,132
 -----------------------------------------------------------------------------------------------------------------

 Net earnings                                                     $   843     $   868        $  2,141    $  1,892
 =================================================================================================================

 Weighted average number of common shares and
  common equivalent shares outstanding                             21,212      21,218          21,162      21,144
 =================================================================================================================

 Net earnings per share                                           $  0.04     $  0.04        $   0.10    $   0.09
 =================================================================================================================

 Dividends per share                                              $  0.08     $  0.08        $   0.16    $   0.16
 =================================================================================================================


 See accompanying notes to consolidated financial statements.

 HANCOCK FABRICS, INC.
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 (unaudited)


 -------------------------------------------------------------------------------------------------------------------------------
 (in thousands, except for
   numbers of shares)                        Common Stock      Additional               Treasury Stock     Deferred      Total
                                         --------------------   Paid-in     Retained  -------------------    Com-     Shareholders'
                                           Shares      Amount   Capital     Earnings   Shares     Amount   pensation     Equity
 -------------------------------------------------------------------------------------------------------------------------------
 Twenty-six weeks
 -------------------------------------------------------------------------------------------------------------------------------
 Balance January 29, 1995                26,794,064     $268    $16,425    $163,339  (5,413,941) ($78,883) ($4,060)     $97,089
 Net earnings                                                                 2,141                                       2,141
 Cash dividend - $.08 per
  share on a quarterly basis                                                 (3,445)                                     (3,445)
 Exercise of stock options                   10,000                  62                                                      62
 Issuance of restricted stock               148,800        2      1,654                                     (1,656)           0
 Issuance of stock under nonemployee
  directors stock compensation plan           8,251                  72                                                      72
 Amortization and vesting of deferred
  compensation on restricted stock
  incentive plan                                                    (56)                                       728          672
 Purchase of treasury stock                                                             (15,829)     (173)                 (173)

 -------------------------------------------------------------------------------------------------------------------------------
 Balance July 30, 1995                   26,961,115     $270    $18,157    $162,035  (5,429,770) ($79,056) ($4,988)     $96,418
 ===============================================================================================================================



 See accompanying notes to consolidated financial statements.

 HANCOCK FABRICS, INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
 (unaudited)

 ------------------------------------------------------------------------------------------------
 (in thousands)                                                          Twenty-six Weeks Ended
                                                                  -------------------------------
                                                                          July 30,    July 31,
                                                                            1995        1994
 ------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
   Net earnings                                                             $2,141      $1,892
   Adjustments to reconcile net earnings to cash
    used in operating activities
     Depreciation and amortization                                           1,966       2,109
     LIFO charge                                                             1,500       2,500
     Deferred income taxes                                                    (574)       (230)
     Amortization of deferred compensation on
      restricted stock incentive plan                                          728         572
     (Increase) decrease in assets
       Receivables and prepaid expenses                                         40      (1,101)
       Inventory growth at current cost                                     (5,838)     (8,869)
      Other noncurrent assets                                                   (7)     (1,584)
     Increase (decrease) in liabilities
       Accounts payable                                                      2,722         672
       Accrued liabilities                                                    (195)        205
       Current income tax obligations                                       (3,624)     (1,342)
       Postretirement benefit liability
        other than pensions                                                    712         748
       Other deferred liabilities                                               (7)        150
 ------------------------------------------------------------------------------------------------

      Net cash used in operating activites                                    (436)     (4,278)

 ------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
   Additions to property and equipment                                      (1,066)     (1,293)
 ------------------------------------------------------------------------------------------------

      Net cash used in investing activities                                 (1,066)     (1,293)

 ------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
   Long-term borrowings                                                      6,000       8,000
   Purchase of treasury stock                                                 (173)       (355)
   Proceeds from exercise of stock options                                      62           4
   Stock plan for non-employee directors                                        72          73
   Cash dividends paid                                                      (3,445)     (3,437)
 ------------------------------------------------------------------------------------------------

      Net cash provided by financing activities                              2,516       4,285

 ------------------------------------------------------------------------------------------------

 Increase (decrease) in cash and cash equivalents                            1,014      (1,286)
 Beginning of period cash and cash equivalents                               3,855       4,327

 ------------------------------------------------------------------------------------------------
 End of period cash and cash equivalents                                    $4,869      $3,041
 ================================================================================================

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                1,244       1,613
     Income taxes                                                            5,665       2,704
 ================================================================================================

 See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
NOTE 2:  EARNINGS PER SHARE
--------------------------------------------------------------------------------

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

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Hancock has also purchased treasury stock and paid dividends to shareholders. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. During 1995, Hancock plans to open approximately 20 units and close or relocate a similar number resulting in no net increase in retail fabric stores. Inventories and other assets from closed stores will be redeployed for more effective utilization of investments. During the thirteen weeks ended July 30, 1995, Hancock opened 4 stores and closed 3 stores, which resulted in a total of 501 stores at period end.

During the thirteen weeks ended July 30, 1995, accounts payable and debt increased due to a seasonal increase in inventories. The Company currently has $43 million in outstanding borrowings, or about 31% of total capitalization, compared to $53 million in the same period last year.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Thirteen weeks ended July 30, 1995 compared to thirteen weeks ended
July 31, 1994

Sales decreased to $81.5 million from $81.8 million in the same period of the prior year. An increase of .5% in comparable store sales was offset by lower sales in twenty new stores opened less than one year which have not yet reached sufficient sales maturity to offset the sales of the older stores that were replaced.

Net earnings were $843 thousand, or $.04 per share, compared with $868 thousand, or $.04 per share, in the comparable period of the prior year. The decrease in earnings resulted from the lower sales volume.

Gross margin, as a percent of sales, increased to 48.1% from 47.9% in the second quarter of 1994. The effect of LIFO for the thirteen weeks ended July 30, 1995 and July 31, 1994 was a decrease in gross margin by $750 thousand and $1.0 million, respectively.

Total operating and interest expenses as a percentage of sales increased to 46.4% from 46.2% in the second quarter of 1994. The increase is due to slightly higher selling, general and administrative expenses and the lower sales volume.


Twenty-six weeks ended July 30, 1995 compared to twenty-six weeks ended July 31, 1994

Sales decreased by 1.8% over the same period of the prior year due to a .6% decrease in comparable store sales and the replacement of 20 older stores with 21 new stores that have not yet reached sales maturity.

Net earnings were $2.1 million compared to $1.9 million in the comparable period of the prior year. The increase was due to higher gross margins which offset a slight increase in operating expenses and a lower LIFO charge than in the same period last year.

Gross margin increased to 46.7% from 45.4% in the twenty-six weeks of 1995. The effect of LIFO for the twenty-six weeks ended July 30, 1995 and July 31, 1994 was a decrease in gross profit by $1.5 million and $2.5 million, respectively.

Total operating and interest expense as a percentage of sales increased to 44.7% from 43.7% for the same period of the prior year due to slightly higher selling, general and administrative, expenses and the lower sales volume.

--------------------------------------------------------------------------------
EFFECT OF INFLATION
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
SEASONALITY
--------------------------------------------------------------------------------

The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and mid-summer.

                          PART II.  OTHER INFORMATION

HANCOCK FABRICS, INC.

--------------------------------------------------------------------------------

Item 4. Submission of matters to a Vote of Security Holders

        a.       Registrant's Annual Meeting of Shareholders was held June 8,
                 1995.
        b. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominee as listed in the proxy statement, and such nominee was elected.
        c. The vote in the uncontested election of such nominee was as follows: 17,153,782 votes cast for and 299,756 votes withheld.
        d.       Inapplicable

Item 6. Exhibits and Reports of Form 8-K

    (a) Exhibits -

        11       Statement regarding computation of earnings per share

        27       Financial Data Schedule (for SEC use only)

    (b) Reports on Form 8-K -
        None

HANCOCK FABRICS, INC.
SIGNATURE

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HANCOCK FABRICS, INC.
                                    (Registrant)


                                By:/s/Larry G. Kirk
                                   -------------------------
                                   Larry G. Kirk
                                   President,
                                   Chief Financial Officer
                                  (Principal Financial and
Date: September 11, 1995             Accounting Officer)