Form 10-Q
period 1995-10-29
HANCOCK FABRICS INC
filed 1995-12-11
CIK 812906

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           OCTOBER 29, 1995
                               -----------------------------------

                                     OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

COMMISSION FILE NUMBER                   1-9482
                       -------------------------------------------

                            HANCOCK FABRICS, INC.
           (Exact name of registrant as specified in its charter)

            DELAWARE                                 64-0740905
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


As of October 29, 1995, the registrant had outstanding an aggregate of 21,507,545 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.
INDEX

________________________________________________________________________________

PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)                                             Page Numbers

    Consolidated Balance Sheet as of  October 29,1995 and January 29, 1995                   3


    Consolidated Statement of Earnings for the Thirteen Weeks and
     Thirty-nine Weeks Ended  October 29, 1995 and October 30, 1994                          4


    Consolidated Statement of Changes in Shareholders' Equity for the
     Thirty-nine Weeks Ended October 29, 1995                                                5


    Consolidated Statement of Cash Flows for the Thirty-nine  Weeks Ended
     October 29, 1995 and October 30, 1994                                                   6


    Notes to Consolidated Financial Statements                                               7

  Item 2.  Management's Discussion and Analysis of  Financial Condition
    and Results of Operations                                                              8 - 10


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                  11


SIGNATURE                                                                                    11

                      PART I. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

------------------------------------------------------------------------------------------
(in thousands, except for                                         October 29,  January 29,
  par value and numbers of shares)                                   1995          1995
------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  7,750    $  3,855
  Receivables, less allowance for doubtful accounts                      1,909       1,842
  Inventories                                                          176,919     169,128
  Deferred Tax Asset                                                     2,420       2,629
  Prepaid expenses                                                       2,849       2,382
------------------------------------------------------------------------------------------
    Total current assets                                               191,847     179,836

Property and equipment, at depreciated cost                             20,291      21,673
Deferred tax asset                                                       5,303       6,753
Other assets                                                               374         360
------------------------------------------------------------------------------------------

    Total assets                                                      $217,815    $208,622
==========================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $ 33,874    $ 35,305
  Accrued liabilities                                                   17,530      15,935
  Income taxes                                                           1,182       4,801
------------------------------------------------------------------------------------------
    Total current liabilities                                           52,586      56,041

Long-term debt obligations                                              48,000      37,000
Postretirement benefit liability other than pensions                    17,655      16,572
Other deferred liabilities                                               1,274       1,920
------------------------------------------------------------------------------------------
    Total liabilities                                                  119,515     111,533
------------------------------------------------------------------------------------------

Commitments and contingencies
------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   26,961,015 issued and outstanding; (26,794,064 at 1/29/95)              270         268
  Paid-in capital                                                       18,219      16,425
  Retained earnings                                                    163,667     163,339
  Less - Treasury stock, at cost, 5,453,470
   shares held; (5,413,941 at 1/29/95)                                 (79,308)    (78,883)
  Less - Deferred compensation on restricted stock
   incentive plan                                                       (4,548)     (4,060)
------------------------------------------------------------------------------------------
    Total shareholders' equity                                          98,300      97,089
------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                        $217,815    $208,622
==========================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)


---------------------------------------------------------------------------------------------------------------------
(in thousands, except                                                Thirteen Weeks Ended     Thirty-nine Weeks Ended
  per share amounts)                                                -----------------------   -----------------------
                                                                    October 29,  October 30,  October 29, October 30,
                                                                        1995         1994         1995        1994
---------------------------------------------------------------------------------------------------------------------
Sales                                                                  $95,891     $96,505     $267,507    $271,212
Cost of goods sold                                                      49,830      50,464      141,229     145,839
---------------------------------------------------------------------------------------------------------------------

  Gross margin                                                          46,061      46,041      126,278     125,373
---------------------------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                                   39,067      37,811      112,852     110,959
  Depreciation and amortization                                            987       1,037        2,953       3,146
  Interest expense                                                         693         744        1,770       1,875
  Interest income                                                          (70)        (45)        (272)       (125)
---------------------------------------------------------------------------------------------------------------------
Total operating and interest expenses                                   40,677      39,547      117,303     115,855

Earnings before income taxes                                             5,384       6,494        8,975       9,518
Income taxes                                                             2,032       2,581        3,482       3,713
---------------------------------------------------------------------------------------------------------------------

Net earnings                                                           $ 3,352     $ 3,913     $  5,493    $  5,805
=====================================================================================================================

Weighted average number of common shares and
 common equivalent shares outstanding                                   21,462      21,193       21,250      21,132
=====================================================================================================================

Net earnings per share                                                 $  0.16     $  0.18     $   0.26    $   0.27
=====================================================================================================================

Dividends per share                                                    $  0.08     $  0.08     $   0.24    $   0.24
=====================================================================================================================



See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for                   Common Stock     Additional                Treasury Stock        Deferred      Total
  numbers of shares)                     ------------------   Paid-in    Retained    ------------------        Com-    Shareholders'
                                         Shares      Amount   Capital    Earnings    Shares      Amount      pensation     Equity
------------------------------------------------------------------------------------------------------------------------------------
Thirty-nine weeks
------------------------------------------------------------------------------------------------------------------------------------
Balance January 29, 1995               26,794,064     $268    $16,425    $163,339  (5,413,941)   ($78,883)    ($4,060)     $97,089
Net earnings                                                                5,493                                            5,493
Cash dividend - $.08 per
 share on a quarterly basis                                                (5,165)                                          (5,165)
Exercise of stock options                  11,600                  72                                                           72
Issuance of restricted stock              148,800        2      1,654                                          (1,656)           0
Issuance of stock under nonemployee
 directors' stock compensation plan         8,251                  72                                                           72
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                    13                                           1,156        1,169
Cancellation of restricted stock           (1,700)                (17)                                             12           (5)
Purchase of treasury stock                                                            (39,529)       (425)                    (425)
------------------------------------------------------------------------------------------------------------------------------------

Balance October 29, 1995               26,961,015     $270    $18,219    $163,667  (5,453,470)   ($79,308)    ($4,548)     $98,300
====================================================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(in thousands)                                                  Thirty-nine Weeks Ended
                                                                -----------------------
                                                                October 29, October 30,
                                                                   1995         1994
---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                   $  5,493     $ 5,805
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                                   2,953       3,146
    LIFO charge                                                     2,500       2,250
    Deferred income taxes                                           1,659      (1,053)
    Amortization of deferred compensation on
     restricted stock incentive plan                                1,151         865
    (Increase) decrease in assets
      Receivables and prepaid expenses                               (534)     (1,863)
      Inventory growth at current cost                            (10,291)     (6,442)
      Other noncurrent assets                                         (14)        (43)
    Increase (decrease) in liabilities
      Accounts payable                                             (1,431)     (3,258)
      Accrued liabilities                                           1,595       3,008
      Current income tax obligations                               (3,606)      1,398
      Postretirement benefit liability
       other than pensions                                          1,083         978
      Other deferred liabilities                                     (646)       (146)
---------------------------------------------------------------------------------------

     Net cash provided by (used in) operating activites               (88)      4,645
---------------------------------------------------------------------------------------

Cash flows from investing activities:
  Additions to property and equipment                              (1,571)     (3,742)
---------------------------------------------------------------------------------------

     Net cash used in investing activities                         (1,571)     (3,742)

---------------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term borrowings                                             11,000       5,000
  Purchase of treasury stock                                         (425)       (952)
  Proceeds from exercise of stock options                              72           4
  Stock plan for non-employee directors                                72          73
  Cash dividends paid                                              (5,165)     (5,153)
---------------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities            5,554      (1,028)

---------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                    3,895        (125)
Beginning of period cash and cash equivalents                       3,855       4,327

---------------------------------------------------------------------------------------
End of period cash and cash equivalents                          $  7,750     $ 4,202
=======================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                        1,548       1,875
    Income taxes                                                    6,982       3,396
=======================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________
NOTE 1: BASIS OF PRESENTATION
________________________________________________________________

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

The results of operations for the thirteen and thirty-nine week periods are not necessarily indicative of the results to be expected for the full fiscal year.


________________________________________________________________
NOTE 2: EARNINGS PER SHARE
________________________________________________________________

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

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

________________________________________________________________
FINANCIAL CONDITION
________________________________________________________________
Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Hancock has also purchased treasury stock. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. During 1995, Hancock plans to open approximately 20 units and close or relocate a similar number resulting in no net increase in retail fabric stores. Inventories and other assets from closed stores will be redeployed to new openings for more effective utilization of investment. During the thirteen weeks ended October 29, 1995, Hancock opened 9 stores and closed 7 stores, which resulted in a total of 503 stores at period end.

During the thirteen weeks ended October 29, 1995, debt increased due to a seasonal increase in inventories. The Company currently has $48 million in outstanding debt, or about 33% of total capitalization, compared to $50 million in the same period last year.

________________________________________________________________
RESULTS OF OPERATIONS
________________________________________________________________

Thirteen weeks ended October 29, 1995 compared to thirteen weeks ended October
------------------------------------------------------------------------------
30, 1994
--------

Sales decreased to $95.9 million from $96.5 million in the same period of the prior year. An increase of .5% in comparable store sales was offset by lower sales in new stores opened less than one year which have not yet reached sufficient sales maturity to offset the sales of the older stores that were replaced.

Net earnings were $3.4 million, or $.16 per share, compared with $3.9 million, or $.18 per share, for the comparable period of the prior year. The decline in earnings resulted from higher SG&A expenses and a higher charge to the LIFO reserve, but the decrease was partially offset by improved gross margins and lower interest expenses.

Gross margin as a percent of sales increased to 48.0% from 47.7% in the third quarter of 1994. The effect of LIFO for the thirteen weeks ended October 30, 1995 was to decrease gross margin by $1.0 million. For the same period of the prior year, LIFO increased gross margin by $250 thousand.

Total operating and interest expenses increased as a percentage of sales to 42.4% from 41.0% in the third quarter of 1994 primarily due to a lower sales volume and higher SG&A expenses. Interest expense was lower than the same quarter last year due to lower interest rates on a lower average level of debt.

Thirty-nine weeks ended October 29, 1995 compared to thirty-nine weeks ended
-----------------------------------------------------------------------------
October 30, 1994
----------------

Sales decreased to $267.5 million from $271.2 million in the same period of the prior year due to a .2% decrease in comparable store sales, which was partially offset by sales from new stores.

Net earnings were $5.5 million compared to $5.8 million in the same period of the prior year. The decrease was due to the higher SG&A expense and a higher LIFO charge, partially offset by the improvement in gross margins and lower interest costs.

Gross margin increased to 47.2% from 46.2% in the thirty-nine weeks of 1994. The effect of LIFO for the thirty-nine weeks ended October 29, 1995 and October 30, 1994 was a decrease in gross margin by $2.5 million and $2.25 million, respectively.

Total operating and interest expenses, as a percentage of sales, increased to 43.9% from 42.7% in the same period of the prior year due to a lower sales volume and higher SG&A expenses.

________________________________________________________________
EFFECT OF INFLATION
________________________________________________________________

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

Assuming interest rates remain near their current level, the Company anticipates that interest costs will continue to decrease in the near term. Additionally, the Company anticipates the impact of LIFO over the short term to be unfavorable to earnings based on a continuation of the present rate of inflation and other factors that are used to determine LIFO.

________________________________________________________________
SEASONALITY
________________________________________________________________

The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and mid-summer.

PART II. OTHER INFORMATION

HANCOCK FABRICS, INC.
________________________________________________________________________________

Item 6. Exhibits and Reports of Form 8-K

  (a) Exhibits -

      11  Statement regarding computation of earnings per share

  (b) Reports on Form 8-K -
      None





HANCOCK FABRICS, INC.
SIGNATURE

________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HANCOCK FABRICS, INC.
                                                  (Registrant)


                                              By: /s/Larry G. Kirk
                                                  -------------------
                                                  Larry G. Kirk
                                                  President,
                                                  Chief Financial Officer
                                                  (Principal Financial and
Date: December 11, 1995                            Accounting Officer)