Form 10-K
period 1996-01-28
HANCOCK FABRICS INC
filed 1996-04-23
CIK 812906

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  ------------

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED JANUARY 28, 1996
                                     OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-9482

                                  ------------

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

NONE
- ----

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

As of April 15, 1996, there were 21,232,052 shares of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates with an aggregate market value of $220,282,540. As of April 15, 1996, there were 21,588,272 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 1996, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Portions of the Hancock Fabrics, Inc. 1995 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated by reference in Parts I and II of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, the Hancock Fabrics, Inc. 1995 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

                            HANCOCK FABRICS, INC.
                        1995 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                     PART I


                                                           Page
                                                           Number
                                                           ------
Item 1.  Business..........................................   4
Item 2.  Properties........................................   6
Item 3.  Legal Proceedings.................................   7
Item 4.  Submission of Matters to a Vote
         of Security Holders...............................   7

Executive Officers of Registrant...........................   8


                                   PART II

Item 5.  Market for the Registrant's Common Stock and
          Related Stockholder Matters......................   9
Item 6.  Selected Financial Data...........................   9
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............  10
Item 8.  Financial Statements and Supplementary Data.......  10
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........  10


                                  PART III

Item 10. Directors and Executive Officers of Registrant....  11
Item 11. Executive Compensation............................  11
Item 12. Security Ownership of Certain Beneficial Owners
          and Management...................................  11
Item 13. Certain Relationships and Related Transactions....  11


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..............................  12

Undertaking in Connection with Registration Statements
 on Form S-8...............................................  17
Signatures.................................................  18


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

Hancock and its subsidiary are engaged in the retail and wholesale fabric business, selling fabrics, crafts and related accessories to the home sewing and home decorating market and at wholesale to independent retailers. Hancock is one of the largest fabric retailers in the United States. At January 28, 1996, Hancock operated 498 fabric stores in 33 states under the names "Hancock Fabrics," "Minnesota Fabrics," "Fabric Warehouse" and "Fabric Market." As a wholesaler of fabrics and related items, Hancock sells to independent retail fabric stores through its wholesale distribution facility in Tupelo, Mississippi.

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

Hancock's stores are primarily located in neighborhood shopping centers. Hancock added 18 net stores in 1993 and none in 1994, and decreased its total stores by two in 1995. During 1996, Hancock plans to open approximately 20 stores and close or relocate 35 stores resulting in a net decrease of 15 stores.

As a wholesaler, Hancock sells to over 100 independent retailers in locations in which Hancock has elected not to open its own stores. These wholesale customers accounted for less than 5% of Hancock's total sales for the fiscal year ended January 28, 1996.

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

Hancock uses promotional advertising, primarily through newspapers, direct mail and television, to reach its target customers. Hancock mails eight to ten direct mail promotions each year to approximately two million households, including the "Directions" magazine which contains discount coupons, sewing instructions and fashion ideas as well as product advertisements.

During 1994, Hancock entered into an agreement with the Home and Garden Television Network to sponsor a weekly sewing show called "Sew Perfect(TM)." The program, which reaches almost 15 million U.S. households, is designed for the beginning and intermediate skilled seamstress.

DISTRIBUTION AND SUPPLY

Hancock's retail stores and its wholesale customers are served by Hancock's 525,000 square foot warehouse, distribution and office facility in Tupelo, Mississippi. Hancock believes this facility is adequate for the near term and has no major expansion plans for 1996.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise to Hancock's retail stores and to its wholesale customers. A substantial portion of the deliveries to Hancock's stores and wholesale customers are made directly by vendors.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. Hancock has no long-term contracts for the purchase of merchandise and did not purchase more than 5% of its merchandise from any one supplier during the fiscal year ended January 28, 1996. Hancock has experienced no difficulty in maintaining satisfactory sources of supply.

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

Hancock's competition has changed significantly with a major competitor in bankruptcy and a large competitor consolidating with another fabric chain. Over the course of the past year, numerous stores have closed and inventories liquidated.

SEASONALITY

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during preChristmas and midsummer.

EMPLOYEES

At January 28, 1996, Hancock employed approximately 7,000 people on a full-time and part-time basis, approximately 6,650 of whom work in the Company's retail stores. The remainder work in the Tupelo warehouse, distribution and office facility. Currently, thirty-five (35) of Hancock's employees are covered by a collective bargaining agreement.

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

ITEM 2:  PROPERTIES

Hancock's 498 retail stores are located principally in neighborhood shopping centers. Most of Hancock's retail stores range in size from 9,000 to 12,000 square feet. Hancock's sixty-three (63) "Fabric Warehouse" stores range in size from 10,300 to 30,000 square feet. Hancock's six (6) "Fabric Market" stores average 12,600 square feet.

With the exception of four (4) locations, Hancock's retail stores are leased. The original lease terms generally range from 10 to 20 years and most leases contain one or more renewal options, usually of five years in length. At January 28, 1996, the remaining terms of the leases for stores in operation, including renewal options, averaged approximately 12 years. During 1996, 52 store leases will expire. Hancock is currently negotiating renewals on certain of these leases.

Hancock's 525,000 square foot warehouse, distribution and office facility in Tupelo, Mississippi is owned by Hancock and is not subject to any mortgage or similar encumbrance. Hancock also owns approximately 40 acres of land adjacent to its Tupelo facility, providing room for future expansion.

Reference is made to the information contained in Note 6 to the Consolidated Financial Statements included in the accompanying Hancock Fabrics, Inc. 1995 Annual Report to Shareholders (Exhibit 13 hereto) for information concerning Hancock's long-term obligations under leases.

ITEM 3:  LEGAL PROCEEDINGS

Hancock is not a party to, nor is any of its properties the subject of, any material pending legal proceedings, other than ordinary and routine litigation incidental to its business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        Executive Officers of Registrant




                         Office Presently Held and Business
Name                Age  Experience During Past Five Years
- ------------------  ---  ----------------------------------
Morris O. Jarvis    55   Chairman of the Board and Chief
                         Executive Officer.  President
                         prior to June 1994.


Larry G. Kirk       49   President from June 1994,
                         Director from December 1990 and Chief
                         Financial Officer from December 1989.
                         Formerly, Senior Vice President,
                         Treasurer and Secretary.

Jack W. Busby, Jr.  53   Executive Vice President and Chief
                         Operating Officer from June 1994;
                         Executive Vice President and Director
                         of Retail Operations, prior thereto.




The term of each of the officers expires June 13, 1996.

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

                                   PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Hancock's common stock and the associated common stock purchase rights are listed on the New York Stock Exchange and trade under the symbol HKF. The following table sets forth the high and low sales price for Hancock's common stock as reported in "New York Stock Exchange - Composite Transactions" and the dividends paid per share for Hancock's common stock:




     Fiscal Quarter Ended            High       Low    Dividend
     --------------------            ----       ---    --------

     May 1, 1994....................$10.00    $ 8.13     $.08
     July 31, 1994..................  8.75      7.00      .08
     October 30, 1994...............  7.75      6.75      .08
     January 29, 1995............... 10.00      7.13      .08


     April 30, 1995.................$11.38    $ 9.75     $.08
     July 30, 1995.................. 10.38      7.88      .08
     October 29, 1995............... 10.75      8.63      .08
     January 28, 1996............... 10.50      8.75      .08


As of April 15, 1996, there were 11,522 holders of record of Hancock's common stock. Holders of shares of common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor (subject to the prior payment of cumulative dividends on any outstanding shares of preferred stock, of which none are outstanding).

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data for the five years ended January 28, 1996, which appears on page 8 of the Hancock Fabrics, Inc. 1995 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The management's discussion and analysis of financial condition and results of operations appearing on pages 10 to 11 of the Hancock Fabrics, Inc. 1995 Annual Report to Shareholders is incorporated by reference in this Annual Report on Form 10-K.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of Price Waterhouse LLP dated March 8, 1996, appearing on pages 12 to 21 of the Hancock Fabrics, Inc. 1995 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11:  EXECUTIVE COMPENSATION

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as noted below, for information with respect to Items 10, 11, 12 and 13, see the Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 1996, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, which is incorporated herein by reference.

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

                                   PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K



                                                        Page
                                                        ----
                                                       Number #
                                                       ------
(a) The following documents are filed as part
    of this report:

    (1) Consolidated Financial Statements:

        Report of Independent Accountants.............    21
        Consolidated Statement of Earnings for the
          three years ended January 28, 1996..........    12
        Consolidated Balance Sheet at January 28, 1996
          and January 29, 1995........................    13
        Consolidated Statement of Cash Flows
          for the three years ended January 28, 1996..    14
        Consolidated Statement of Shareholders' Equity
          for the three years ended January 28, 1996..    15
        Notes to Consolidated Financial Statements....    16-21

    (2) Consolidated Financial Statement Schedules:

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        Supplementary data:

        Selected Quarterly Financial Data............      9

      # Incorporated by reference from the indicated pages of the Hancock Fabrics, Inc. 1995 Annual Report to Shareholders.

    (3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of
        Regulation S-K are as follows:

       Exhibit No.
        3.1****     Certificate of Incorporation of Registrant.
        3.2         By-Laws of Registrant.
        4.1****     Certificate of Incorporation of Registrant.
        4.2         By-Laws of Registrant.
        4.3***      Rights Agreement between Registrant and
                    C & S/Sovran Trust Company (Georgia), N.A.,
                    as amended March 14, 1991 and restated as of
                    April 2, 1991.


        4.4******   Amendment to Rights Agreement between
                    Registrant and NationsBank of Georgia, N.A.
                    (formerly C & S/Sovran Trust Company
                    (Georgia), N.A.) dated June 25, 1992.
        4.5******   Agreement between Registrant and
                    Continental Stock Transfer & Trust
                    Company  (as Rights Agent) dated as of July 16,
                    1992.
        4.6****     Note Purchase Agreement between Registrant and
                    Nationwide Life Insurance Company, West Coast Life
                    Insurance Company, Financial Horizons Insurance Company,
                    Farmland Life Insurance Company and Wisconsin Health
                    Care Liability Insurance Plan ("Note Purchase Agreement")
                    dated as of January 15, 1992.
        4.7******   Amendment to Note Purchase Agreement dated as of November
                    4, 1992.
        4.8*******  Credit Agreement among Registrant and NationsBank of
                    Georgia, National Association, as Agent and Lenders as
                    Signatories Hereto ("Credit Agreement") dated as of
                    September 20, 1993.
       10.1****     Swap Transaction between Registrant and
                    Continental Bank N.A. dated November 1, 1991.
       10.2****     Note Purchase Agreement dated as of January 15, 1992.
       10.3******   Amendment to Note Purchase Agreement dated as of November
                    4, 1992.
       10.4*******  Credit Agreement dated as of September 20, 1993.
       10.5         Amendment to Credit Agreement dated as of May  31, 1995.
       10.6******  +Form of Indemnification Agreements dated March 23, 1987 between Registrant and each of Don L. Fruge, Morris O.
                    Jarvis, Ivan Owen and Donna L. Weaver.
       10.7********+Indemnification  Agreement between Registrant and R.
                    Randolph Devening dated as of March 9, 1995.
       10.8        +Form of Indemnification Agreements dated June 8, 1995
                    between Registrant and each of R. Randolph Devening, Don L.
                    Fruge, Morris O. Jarvis, Larry G. Kirk and Donna L. Weaver.
       10.9******  +Form of Indemnification Agreements dated March 23, 1987 between Registrant and each of Dean W. Abraham, Jack W.
                    Busby, Jr., David H. Jensen, Larry G. Kirk, Billy M.
                    Morgan, William D. Smothers, Charles R. Warren and Carl W.
                    Zander.
       10.10**      Indemnification Agreement between Registrant and James A.
                    Gilmore dated as of March 2, 1989.

     10.11****      Indemnification Agreement between Registrant
                    and James A. Nolting dated as of December 12, 1991.
     10.12******    Indemnification Agreement between Registrant
                    and David A. Lancaster dated as of March 10, 1993.
     10.13*******   Indemnification Agreement between Registrant  and Bradley
                    A. Berg dated as of March 10, 1994.
     10.14********  Indemnification Agreement between Registrant  and Larry D.
                    Fair dated as of June 9, 1994.
     10.15         +Form of Indemnification Agreements dated June 8, 1995
                    between Registrant and each of Dean W. Abraham, Bradley A.
                    Berg, Jack W. Busby, Larry D. Fair, James A. Gilmore,
                    David H. Jensen, David A. Lancaster, Billy M. Morgan,
                    James A. Nolting, William D. Smothers, Charles R. Warren
                    and Carl W.
     10.16******   +Agreement between Registrant and Morris O. Jarvis dated as of May 3, 1987.
     10.17*        +Amendment to Severance Agreement and to Deferred
                    Compensation Agreement between and Morris O. Jarvis dated
                    as of June 9, 1988.
     10.18*         Agreement to Secure Certain Contingent Pay-ments between
                    Registrant and Morris O. Jarvis dated as of June 9, 1988.
     10.19***      +Agreement between Registrant and Jack W. Busby, Jr. dated as of June 9, 1988.
     10.20***      +Agreement to Secure Certain  Contingent Payments between
                    Registrant and Jack W. Busby, Jr. dated as of June 9, 1988.
     10.21**       +Agreement between Registrant and Larry G. Kirk dated as of
                    June 9, 1988.
     10.22**       +Agreement to Secure Certain Contingent Payments between
                    Registrant and Larry G. Kirk dated as of June 9, 1988.
     10.23******   +Amendment, Extension and Restatement of Severance
                    Agreement between Registrant and Morris O. Jarvis dated as of March 10, 1993.
     10.24******   +Form of Amendment, Extension and Restatement of Severance
                    Agreements dated as of March 10, 1993 between Registrant
                    and each of Jack W. Busby, Jr. and Larry G. Kirk.
     10.25         +Amendment and Renewal of Severance Agreement between
                    Registrant and Morris O. Jarvis dated  as of March 14, 1996.
     10.26         +Form of  Amendment, Extension and Restatement of Severance
                    Agreement between Registrant and each of Jack W. Busby, Jr.
                    and Larry G. Kirk dated as of March 14, 1996.
     10.27******** +Supplemental Retirement Plan, as amended.
     10.28*****    +1987 Stock Option Plan, as amended.
     10.29****     +Extra Compensation Plan.

       10.30**     +1989 Restricted Stock Plan.
       10.31       +1991 Stock Compensation Plan for
                    Nonemployee Directors, as amended.

       11           Computation of Earnings Per Share.
       13           Portions of the Hancock Fabrics, Inc. 1995
                    Annual Report to Shareholders (for the fiscal
                    year ended January 28, 1996) incorporated by
                    reference in this filing.
       21           Subsidiaries of the Registrant.
       23           Consent of Price Waterhouse LLP.
       27           Financial Data Schedule (for SEC use only)

     ____________


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

          **** Incorporated by reference from Registrant's Form 10-K dated April 27, 1992 as filed with the Securities and Exchange Commission.

         ***** Incorporated by reference from Registrant's Form 10-Q dated June 12, 1992 as filed with the Securities and Exchange Commission.

        ****** Incorporated by reference from Registrant's Form 10-K  dated
               April 26, 1993 as filed with the Securities and Exchange Commission.

       ******* Incorporated by reference from Registrant's Form 10-K dated April
               27, 1994 as filed with the Securities and Exchange Commission.

      ******** Incorporated by reference from Registrant's Form 10-K dated April
               24, 1995 as filed with the Securities and Exchange Commission.

              +Denotes management contract or compensatory plan or
               arrangement.

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

                       UNDERTAKING IN CONNECTION WITH
                     REGISTRATION STATEMENTS ON FORM S-8



For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-17215 (filed September 15, 1987)and 33-29138 (filed June 12, 1989):

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

                                 SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 22ND DAY OF APRIL, 1996.

                                     HANCOCK FABRICS, INC.


                                     BY  /s/ Morris O. Jarvis
                                       -----------------------------
                                             Morris O. Jarvis
                                          Chairman of the Board
                                        and Chief Executive Officer


                                     BY  /s/ Larry G. Kirk
                                       -----------------------------
                                             Larry G. Kirk
                                               President,
                                         Chief Financial Officer
                                               and Director
                                        (Principal Financial and
                                         Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THIS 22ND DAY OF APRIL, 1996.

     SIGNATURE                          TITLE
     ---------                          -----
/s/ Morris O. Jarvis           Chairman of the Board,
- -------------------------      Chief Executive Officer and
(Morris O. Jarvis)             Director


/s/ Larry G. Kirk              President, Chief Financial Officer
- -------------------------      and Director
(Larry G. Kirk)

/s/ R. Randolph Devening       Director
- -------------------------
(R. Randolph Devening)


/s/ Don L. Fruge               Director
- -------------------------
(Don L. Fruge)


/s/ Donna L. Weaver            Director
- -------------------------
Donna L. Weaver)