Form 10-Q
period 1996-04-28
HANCOCK FABRICS INC
filed 1996-06-10
CIK 812906

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       APRIL 28, 1996
                               -------------------------------------------------

                                       OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

COMMISSION FILE NUMBER         1-9482
                       ---------------------------------------------------------

                             HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            64-0740905
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


As of April 28, 1996, the registrant had outstanding an aggregate of 21,588,136 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX


- ----------------------------------------------------------------------------------------------
PART 1. FINANCIAL INFORMATION:

 Item 1. Financial Statements (unaudited)                                            Page Numbers

  Consolidated Balance Sheet as of April 28, 1996 and January 28, 1996                    3

  Consolidated Statement of Earnings for the Thirteen Weeks ended
  April 28, 1996 and April 30, 1995                                                       4

  Consolidated Statement of Changes in Shareholders' Equity for the
  Thirteen Weeks ended April 28, 1996                                                     5

  Consolidated Statement of Cash Flows for the Thirteen Weeks ended
  April 28, 1996 and April 30, 1995                                                       6

  Notes to Consolidated Financial Statements                                              7

 Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                             8 - 9

PART II. OTHER INFORMATION                                                               10

 Item 6. Exhibits and Reports on Form 8-K                                                10

SIGNATURE                                                                                10

                        PART 1. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)


- ----------------------------------------------------------------------------------------
(in thousands, except for                                        April 28,   January 28,
 par value and numbers of shares)                                  1996         1996
- ----------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $  4,381       $  5,026
  Receivables, less allowance for doubtful accounts                 1,423          1,025
  Inventories                                                     157,111        162,915
  Deferred tax asset                                                1,264          3,114
  Prepaid expenses                                                  1,585          2,306
- ----------------------------------------------------------------------------------------
  Total current assets                                            165,764        174,386

Property and equipment, at depreciated cost                        19,202         19,462
Deferred tax asset                                                  7,463          7,393
Other assets                                                          663            594
- ----------------------------------------------------------------------------------------

  Total assets                                                   $193,092       $201,835
========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                $ 33,923       $ 32,573
  Accrued liabilities                                              13,837         14,717
  Income taxes                                                      1,283          4,192
- ----------------------------------------------------------------------------------------
  Total current liabilities                                        49,043         51,482

Long-term debt obligations                                         23,000         30,000
Postretirement benefit liability other than pensions               18,132         17,784
Other deferred liabilities                                          2,493          2,148
- ----------------------------------------------------------------------------------------
  Total liabilities                                                92,668        101,414
- ----------------------------------------------------------------------------------------

Commitments and contingencies
- ----------------------------------------------------------------------------------------
Shareholders'equity:
 Common stock, $.0l par value; 80,000,000 shares authorized;
 27,057,015 and 26,962,115 issued and outstanding, respectively       271            270
 Paid-in capital                                                   18,962         18,238
 Retained earnings                                                165,314        165,404
 Less - Treasury stock, at cost, 5,468,879 and 5,454,097
 shares held, respectively                                        (79,457)       (79,314)
 Less - Deferred compensation on restricted stock
 incentive plan                                                    (4,666)        (4,177)
- ----------------------------------------------------------------------------------------
  Total shareholders' equity                                      100,424        100,421
- ----------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                     $193,092       $201,835
========================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)


- -------------------------------------------------------------------------
(in thousands, except                              Thirteen Weeks Ended
 per share amounts)                               -----------------------
                                                    April 28,   April 30,
                                                      1996        1995
- -------------------------------------------------------------------------
Sales                                              $91,629        $90,067
Cost of goods sold                                  49,426         49,109
- -------------------------------------------------------------------------
 Gross margin                                       42,203         40,958
- -------------------------------------------------------------------------

Expenses (income)
 Selling, general and administrative                38,222         37,354
 Depreciation and amortization                         963            998
 Interest expense                                      418            516
 Interest income                                       (53)           (95)
- -------------------------------------------------------------------------
 Total operating and interest expenses              39,550         38,773

Earnings before taxes                                2,653          2,185
Income taxes                                         1,017            887
- -------------------------------------------------------------------------

Net earnings                                       $ 1,636        $ 1,298
=========================================================================

Weighted average number of common shares and
 common equivalent shares outstanding               21,477         21,172
=========================================================================

Net earnings per share                             $  0.08        $  0.06
=========================================================================

Dividends per share                                $  0.08        $  0.08
=========================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

- ------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for                    Common Stock    Additional                   Treasury Stock      Deferred     Total
 numbers of shares)                      -------------------   Paid-in    Retained      ------------------      Com-   Shareholders'
                                            Shares    Amount   Capital    Earnings      Shares      Amount   pensation     Equity
- ------------------------------------------------------------------------------------------------------------------------------------
Thirteen weeks

- ------------------------------------------------------------------------------------------------------------------------------------

Balance January 28, 1996                 26,962,115    $270    $18,238    $165,404   (5,454,097)   ($79,314)   ($4,177)    $100,421
Net earnings                                                                 1,636                                            1,636
Cash dividend - $.08 per
 share on a quarterly basis                                                 (1,726)                                          (1,726)
Exercise of stock options                     6,800                 55                                                           55
Issuance of restricted stock                 88,100       1        847                                            (848)           0
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                   (178)                                            359          181
Purchase of treasury stock                                                              (14,782)       (143)                   (143)

- ------------------------------------------------------------------------------------------------------------------------------------

Balance April 28, 1996                   27,057,015    $271    $18,962    $165,314   (5,468,879)   ($79,457)   ($4,666)    $100,424

====================================================================================================================================



See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

- ------------------------------------------------------------------------------------
(in thousands)
                                                             Thirteen Weeks Ended
                                                            ------------------------
                                                            April 28,      April 30,
                                                              1996           1995

- ------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings                                               $ 1,636        $ 1,298
 Adjustments to reconcile net earnings to cash
 provided by operating activities
  Depreciation and amortization                                 963            998
  LIFO charge                                                 1,000            750
  Deferred income taxes                                       1,780            (62)
  Amortization of deferred compensation on
   restricted stock incentive plan                              359            298
  (Increase) decrease in assets
    Receivables and prepaid expenses                            323            128
    Inventory reduction (growth) at
     current cost                                             4,804          1,037
    Other noncurrent assets                                     (69)           310
  Increase (decrease) in liabilities
    Accounts payable                                          1,350            707
    Accrued liabilities                                        (880)          (556)
    Current income tax obligations                           (3,087)        (2,094)
    Postretirement benefit liability
     other than pensions                                        348            348
    Other deferred liabilities                                  345             55

- ------------------------------------------------------------------------------------
   Net cash provided by operating activities                  8,872          3,217

- ------------------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property and equipment                           (703)          (646)

- ------------------------------------------------------------------------------------
   Net cash used in investing activities                       (703)          (646)

- ------------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of long-term borrowings                           (7,000)        (1,000)
 Purchase of treasury stock                                    (143)          (169)
 Proceeds from exercise of stock options                         55             62
 Cash dividends paid                                         (1,726)        (1,722)

- ------------------------------------------------------------------------------------
   Net cash used in financing activities                     (8,814)        (2,829)

- ------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                          (645)          (258)
Beginning of period cash and cash equivalents                 5,026          3,855

- ------------------------------------------------------------------------------------
End of period cash and cash equivalents                     $ 4,381        $ 3,597
====================================================================================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                      405            161
  Income taxes                                                2,324          3,051
====================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 28, 1996 incorporated into the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week period are not necessarily indicative of the results to be expected for the full fiscal year.



NOTE 2: EARNINGS PER SHARE


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

HANCOCK FABRICS, INC.
  ITEM 2.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION


Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Hancock has also purchased treasury stock and paid dividends to shareholders. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. During 1996, Hancock plans to open approximately 20 units and close or relocate approximately 35 stores resulting in a net decrease in retail fabric stores. Hancock's management believes that redeploying inventories and other assets from underperforming stores to new openings or existing stores is a more effective utilization of assets during this period of industry consolidation. Hancock is tracking and assessing the contribution of each store and the effect on total company returns on sales and assets. The extent of store closings and the related costs will be determined by the assessment of current and anticipated productivity, current lease terms of the respective stores and the rent commissions or sublease prospects for such properties. During the thirteen weeks ended April 28, 1996, Hancock opened 1 store and closed 8 stores, which resulted in a total of 491 stores at period end.

During the thirteen weeks ended April 28, 1996, accounts payable increased due to the timing of payments to vendors. Inventories decreased according to planned reduction in stock levels through adjustments in the purchase and allocation of merchandise.

The Company currently has $23 million in outstanding borrowings, or about 19% of total capitalization, which is $13 million lower than the same period last year.


RESULTS OF OPERATIONS


Thirteen weeks ended April 28, 1996 compared to thirteen weeks ended April 30, 1995

Sales increased to $91.6 million from $90.1 million in the same period of the prior year. An increase of 3.1% in comparable store sales contributed to the increase in sales. This comparable store sales gain was partially offset by a $1.1 million net loss of sales from store opening and closing activity and from wholesale sales declines.

Net earnings were $1.6 million, or $.08 per share, compared with $1.3 million, or $.06 per share, in the comparable period of the prior year. The increase in earnings resulted from higher gross margins and a reduction in net interest expense.

Gross margin as a percent of sales increased to 46.1% from 45.5% in the first quarter of 1995. Gross margins improved due to better mix management and sell through of seasonal merchandise, and fewer merchandise markdowns. The effect of LIFO for the thirteen weeks ended April 28, 1996 and April 28, 1995 decreased gross margin by $1.0 million and $750 thousand, respectively.

Total operating and interest expenses as a percentage of sales increased to 43.2% from 43.1% in the first quarter of 1995 primarily due to higher selling, general and administration expenses. Operating expense dollars increased slightly; however, interest expense was less as the lower debt level served to overcome the effect of interest rate increases from a year ago.

The effect of income tax rates decreased to 38.3% from 40.6% in the prior period due to changes in the profits of individual states.


EFFECT OF INFLATION


The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to the Federal minimum wage; accordingly, any increases affect Hancock. Proposed Federal minimum wage hikes would have an adverse effect on earnings although the impact cannot be readily quantified. In addition, payroll taxes, employee benefits and other employee related costs continue to increase. Costs of leases for new store locations remain stable, but the renewal costs of older leases continue to increase. Taxes, maintenance and insurance costs have also risen. Hancock believes that the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increasing costs and expenses.


SEASONALITY


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

HANCOCK FABRICS, INC.


Item 6.          Exhibits and Reports of Form 8-K

         (a)     Exhibits -

                 11       Statement regarding computation of earnings per share
                 27       Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K -

                 None





SIGNATURE


- ------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HANCOCK FABRICS, INC.

                                        (Registrant)


                                      By:  /s/ Larry G. Kirk
                                         ---------------------------------------
                                           Larry G. Kirk
                                           President and
                                           Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)

Date:  June 10, 1996