Form 10-Q
period 1996-07-28
HANCOCK FABRICS INC
filed 1996-09-10
CIK 812906

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED          JULY 28, 1996
                              ----------------------------------------

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  --------------------

COMMISSION FILE NUMBER          1-9482
                      ------------------------------------------------

                            HANCOCK FABRICS, INC.
           (Exact name of registrant as specified in its charter)

            DELAWARE                                          64-0740905
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

As of July 28, 1996, the registrant had outstanding an aggregate of 21,651,371 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.
INDEX


PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)                                  Page Numbers
    Consolidated Balance Sheet as of July 28,1996 and January 28, 1996            3

    Consolidated Statement of Earnings for the Thirteen Weeks and
     Twenty-six Weeks Ended July 28, 1996 and July 30, 1995                       4

    Consolidated Statement of Changes in Shareholders' Equity for the
     Twenty-six Weeks Ended July 28, 1996                                         5

    Consolidated Statement of Cash Flows for the Twenty-six Weeks Ended
     July 28, 1996 and July 30, 1995                                              6

    Notes to Consolidated Financial Statements                                    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                   8 - 10


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Securityholders                     11

  Item 6.  Exhibits and Reports on Form 8-K                                       11

SIGNATURE                                                                         12

                        PART I. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

- ------------------------------------------------------------------------------------------
(in thousands, except for                                            July 28,  January 28,
  par value and numbers of shares)                                     1996        1996
- ------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $  5,458   $  5,026
  Receivables, less allowance for doubtful accounts                     1,470      1,025
  Inventories                                                         158,859    162,915
  Deferred tax asset                                                    1,462      3,114
  Prepaid expenses                                                      2,216      2,306
- ------------------------------------------------------------------------------------------
    Total current assets                                              169,465    174,386

Property and equipment, at depreciated cost                            18,819     19,462
Deferred tax asset                                                      7,811      7,393
Other assets                                                              578        594
- ------------------------------------------------------------------------------------------

    Total assets                                                     $196,673   $201,835
==========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 37,772   $ 32,573
  Accrued liabilities                                                  14,623     14,717
  Income taxes                                                          2,104      4,192
- ------------------------------------------------------------------------------------------
    Total current liabilities                                          54,499     51,482

Long-term debt obligations                                             20,000     30,000
Postretirement benefit liability other than pensions                   18,500     17,784
Other deferred liabilities                                              2,516      2,148
- ------------------------------------------------------------------------------------------
    Total liabilities                                                  95,515    101,414
- ------------------------------------------------------------------------------------------

Commitments and contingencies
- ------------------------------------------------------------------------------------------
Common shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   27,324,272 and 26,962,115 issued and outstanding,respectively          273        270
  Paid-in capital                                                      21,193     18,238
  Retained earnings                                                   164,884    165,404
  Less - Treasury stock, at cost, 5,672,901 and 5,454,097
   shares held,respectively                                           (81,468)   (79,314)
  Less - Deferred compensation on restricted stock
   incentive plan                                                      (3,724)    (4,177)
- ------------------------------------------------------------------------------------------
    Total shareholders' equity                                        101,158    100,421
- ------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                       $196,673   $201,835
==========================================================================================

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

- ------------------------------------------------------------------------------------------------------
(in thousands, except                               Thirteen Weeks Ended       Twenty-six Weeks Ended
  per share amounts)                               ----------------------     ------------------------
                                                     July 28,   July 30,        July 28,    July 30,
                                                       1996       1995            1996        1995
- ------------------------------------------------------------------------------------------------------
Sales                                                $82,780    $81,549         $174,409    $171,616
Cost of goods sold                                    41,947     42,290           91,373      91,399
- ------------------------------------------------------------------------------------------------------

  Gross margin                                        40,833     39,259           83,036      80,217
- ------------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                 37,526     36,431           75,748      73,785
  Depreciation and amortization                          928        968            1,891       1,966
  Interest expense                                       320        561              738       1,077
  Interest income                                        (69)      (107)            (122)       (202)
- ------------------------------------------------------------------------------------------------------
Total operating and interest expenses                 38,705     37,853           78,255      76,626

Earnings before income taxes                           2,128      1,406            4,781       3,591
Income taxes                                             816        563            1,833       1,450
- ------------------------------------------------------------------------------------------------------

Net earnings                                         $ 1,312    $   843         $  2,948    $  2,141
======================================================================================================

Weighted average number of common shares and
 common equivalent shares outstanding                 21,769     21,212           21,657      21,162
======================================================================================================

Net earnings per share                               $  0.06    $  0.04         $   0.14    $   0.10
======================================================================================================

Dividends per share                                  $  0.08    $  0.08         $   0.16    $   0.16
======================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

- ------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  numbers of shares)                        Common Stock     Additional                  Treasury Stock      Deferred     Total
                                        -------------------   Paid-in    Retained    ---------------------    Com-     Shareholders'
                                          Shares    Amount    Capital    Earnings       Shares     Amount    pensation    Equity
- ------------------------------------------------------------------------------------------------------------------------------------
Twenty-six weeks

- ------------------------------------------------------------------------------------------------------------------------------------

Balance January 28, 1996                26,962,115   $270     $18,238    $165,404    (5,454,097)  $(79,314)   $(4,177)    $100,421
Net earnings                                                                2,948                                            2,948
Cash dividend - $.08 per
 share on a quarterly basis                                                (3,468)                                          (3,468)
Exercise of stock options                  277,800      2       1,877                                                        1,879
Issuance of restricted stock               115,700      1       1,161                                          (1,162)           0
Cancellation of restricted stock           (39,800)              (454)                                            451           (3)
Issuance of stock under nonemployee
 directors stock compensation plan           8,457                 85                                                           85
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                   286                                           1,164        1,450
Purchase of treasury stock                                                             (218,804)    (2,154)                 (2,154)

- ------------------------------------------------------------------------------------------------------------------------------------

Balance July 28, 1996                   27,324,272   $273     $21,193    $164,884    (5,672,901)  $(81,468)   $(3,724)    $101,158

====================================================================================================================================



See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

- --------------------------------------------------------------------------------------
(in thousands)                                                 Twenty-six Weeks Ended
                                                             -------------------------
                                                              July 28,        July 30,
                                                                1996            1995

- --------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                $ 2,948          $2,141
  Adjustments to reconcile net earnings to cash
   from by operating activities
    Depreciation and amortization                               1,891           1,966
    LIFO charge                                                 2,000           1,500
    Deferred income taxes                                       1,234            (574)
    Amortization of deferred compensation on
     restricted stock incentive plan                            1,161             728
    (Increase) decrease in assets
      Receivables and prepaid expenses                           (355)             40
      Inventory at current cost                                 2,056          (5,838)
      Other noncurrent assets                                      16              (7)
    Increase (decrease) in liabilities
      Accounts payable                                          5,199           2,722
      Accrued liabilities                                         (94)           (195)
      Current income tax obligations                           (1,802)         (3,624)
      Postretirement benefit liability
       other than pensions                                        716             712
      Other deferred liabilities                                  368              (7)
- --------------------------------------------------------------------------------------

     Net cash provided by (used in) operating activities       15,338            (436)

- --------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                          (1,248)         (1,066)
- --------------------------------------------------------------------------------------

     Net cash used in investing activities                     (1,248)         (1,066)

- --------------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term borrowings (repayments)                           (10,000)          6,000
  Purchase of treasury stock                                   (2,154)           (173)
  Proceeds from exercise of stock options                       1,879              62
  Stock plan for non-employee directors                            85              72
  Cash dividends paid                                          (3,468)         (3,445)
- --------------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities      (13,658)          2,516

- --------------------------------------------------------------------------------------

Increase in cash and cash equivalents                             432           1,014
Beginning of period cash and cash equivalents                   5,026           3,855

- --------------------------------------------------------------------------------------
End of period cash and cash equivalents                       $ 5,458          $4,869
======================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                      704           1,244
    Income taxes                                                2,412           5,665
======================================================================================


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

The results of operations for the thirteen and twenty-six week periods are not necessarily indicative of the results to be expected for the full fiscal year.


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

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Hancock has also purchased treasury stock and paid dividends to shareholders. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. During 1996, Hancock plans to open approximately 20 units and close or relocate approximately 35 stores resulting in a net decrease in retail fabric stores. Hancock's management believes that redeploying inventories and other assets from underperforming stores to new openings or existing stores is a more effective utilization of assets during this period of industry consolidation. Hancock continues to track and assess the contribution of each store and the effect on total Company returns on sales and assets. As a result, Hancock opened 2 stores and closed 7 stores during the thirteen weeks ended July 28, 1996 for a total of 486 stores at period end.

During the thirteen weeks ended July 28, 1996, accounts payable increased due to a the timing of payments to vendors and improvements in payment terms. Despite the absorption of inventories from 12 net store closings, total inventory decreased according to planned reductions in stock levels through adjustments in the purchase and allocation of merchandise. The Company currently has $20 million in outstanding borrowings, or just under 17% of total capitalization, compared to $43 million in the same period last year.

RESULTS OF OPERATIONS

Thirteen weeks ended July 28, 1996 compared to thirteen weeks ended July 30,
1995

Sales increased to $82.8 million from $81.5 million in the same period of the prior year. An increase of 3.4% in comparable store sales contributed to the increase in sales. This comparable store sales gain was partially offset by a $1.2 million net loss of sales from store openings and closing activity and from wholesale sales declines.

Net earnings were $1.3 million, or $.06 per share, compared with $843 thousand, or $.04 per share, in the comparable period of the prior year. The increase in earnings resulted from the higher sales volume and gross margins which offset higher selling, general and administrative expenses.

Gross margin, as a percent of sales, increased to 49.3% from 48.1% in the second quarter of 1995. Gross margins improved due to better inventory management and sales price adjustments. The effect of LIFO for the thirteen weeks ended July 28, 1996 and July 30, 1995 was a decrease in gross margin by $1.0 million and $750 thousand, respectively.

Total operating and interest expenses as a percentage of sales increased to 46.8% from 46.4% in the second quarter of 1995. The increase is due to higher selling, general and administrative expenses which included certain unusual costs relating to retirement activity reduced by lower depreciation and amortization, and interest expenses. Such additional levels of retirement related costs will continue to be incurred over the remainder of the year.

Twenty-six weeks ended July 28, 1996 compared to twenty-six weeks ended July 30, 1995

Sales increased to $174.4 million or 1.6% over the same period of the prior year. An increase of 3.2% in comparable store sales contributed to the increase in sales. This comparable store sales gain was partially offset by a $2.4 million net loss of sales from store opening and closing activity and from wholesale sales declines.

Net earnings were $2.9 million compared to $2.1 million in the comparable period of the prior year. The increase was due to higher gross margins which offset an increase in operating expenses and a higher LIFO charge than in the same period last year.

Gross margin increased to 47.6% from 46.7% in the twenty-six weeks of 1996. The effect of LIFO for the twenty-six weeks ended July 28, 1996 and July 30, 1995 was a decrease in gross profit by $2.0 million and $1.5 million, respectively.

Total operating and interest expense as a percentage of sales increased to 44.9% from 44.6% for the same period of the prior year due to higher selling, general and administrative expenses which included certain unusual costs relating to retirement activity. Depreciation and amortization and interest expenses were lower than the comparable period of the prior year.

EFFECT OF INFLATION


The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to the Federal minimum wage; accordingly, any increases affect Hancock. Recently enacted Federal minimum wage hikes will have an adverse effect on earnings although the impact cannot be readily quantified. In addition, payroll taxes, employee benefits and other employee related costs continue to increase. Costs of leases for new store locations have stabilized recently, but renewal costs of older leases are higher. Taxes, maintenance and insurance costs have also risen. Hancock believes that the current practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices is the most effective tool for coping with increasing costs and expenses.


SEASONALITY

The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during preChristmas and mid-summer.

                          PART II.  OTHER INFORMATION

HANCOCK FABRICS, INC.

Item 4.  Submission of matters to a Vote of Security Holders

         a.      Registrant's Annual Meeting of Shareholders was held June 13,
                 1996.

         b.      Response may be omitted.

         c. At the annual meeting, the shareholders approved the registrant's 1996 Stock Option Plan, under which options for up to 2 million shares of common stock may be issued over the life of the plan to full-time employees, including officers (11,816,083 affirmative votes, 5,165,584 negative votes, 127,501 abstentions and 1,745,485 not voted).

                 Also at the annual meeting, the shareholders approved the registrant's 1995 Restricted Stock Plan, under which up to 1 million shares of common stock may be issued over the life of the plan to full-time key employees, including officers (12,149,429 affirmative votes, 4,880,342 negative votes, 129,397 abstentions and 1,745,485 not voted).

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



                                        HANCOCK FABRICS, INC.
                                            (Registrant)



                                        By:/s/Larry D. Fair
                                           ------------------------------
                                            Larry D. Fair
                                            Vice President,
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)



Date: September 10, 1996