Form 10-Q
period 1996-10-27
HANCOCK FABRICS INC
filed 1996-12-10
CIK 812906

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


(X)                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         OCTOBER 27, 1996
                               ------------------------------------

                                          OR

( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to____________________
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


As of October 27, 1996, the registrant had outstanding an aggregate of 21,559,461 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.
INDEX


Part I.   Financial Information:

 Item 1.  Financial Statements (unaudited)                             Page Numbers
   Consolidated Balance Sheet as of October 27, 1996
    and January 28, 1996                                                     3


   Consolidated Statement of Earnings for the Thirteen Weeks and
    Thirty-nine Weeks Ended October 27, 1996 and October 29, 1995            4


   Consolidated Statement of Shareholders' Equity for the
    Thirty-nine Weeks Ended October 27, 1996                                 5


   Consolidated Statement of Cash Flows for the Thirty-nine Weeks Ended
    October 27, 1996 and October 29, 1995                                    6


   Notes to Consolidated Financial Statements                                7

 Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                          8 - 10


Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                 11


Signature                                                                   11

                          PART I. FINANCIAL INFORMATION


  HANCOCK FABRICS, INC.
  CONSOLIDATED BALANCE SHEET
  (unaudited)

-----------------------------------------------------------------------------------------------------
  (in thousands, except for share                                         October 27,   January 28,
    and per share amounts)                                                   1996          1996
-----------------------------------------------------------------------------------------------------
  ASSETS
  Current assets:
    Cash and cash equivalents                                             $  4,160      $  5,026
    Receivables, less allowance for doubtful accounts                        2,356         1,025
    Inventories                                                            160,303       162,915
    Deferred tax asset                                                       1,475         3,114
    Prepaid expenses                                                         2,583         2,306
-----------------------------------------------------------------------------------------------------
      Total current assets                                                 170,877       174,386

  Property and equipment, at depreciated cost                               18,477        19,462
  Deferred tax asset                                                         7,989         7,393
  Other assets                                                                 527           594
-----------------------------------------------------------------------------------------------------
      Total assets                                                        $197,870      $201,835
=====================================================================================================

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                      $ 39,200      $ 32,573
    Accrued liabilities                                                     15,541        14,717
    Income taxes                                                             3,814         4,192
-----------------------------------------------------------------------------------------------------
      Total current liabilities                                             58,555        51,482

  Long-term debt obligations                                                15,000        30,000
  Postretirement benefit liability other than pensions                      18,864        17,784
  Other liabilities                                                          2,345         2,148
-----------------------------------------------------------------------------------------------------
      Total liabilities                                                     94,764       101,414
-----------------------------------------------------------------------------------------------------
  Commitments and contingencies
-----------------------------------------------------------------------------------------------------
  Shareholders' equity:
    Common stock, $.01 par value; 80,000,000 shares authorized;
     27,331,672 and 26,962,115 issued and outstanding, respectively            273           270
    Paid-in capital                                                         21,266        18,238
    Retained earnings                                                      167,029       165,404
    Less - Treasury stock, at cost, 5,772,211 and 5,454,097
     shares held, respectively                                             (82,341)      (79,314)
    Less - Deferred compensation on restricted stock
     incentive plan                                                         (3,121)       (4,177)
-----------------------------------------------------------------------------------------------------
      Total shareholders' equity                                           103,106       100,421
-----------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                          $197,870      $201,835
=====================================================================================================

  See accompanying notes to consolidated financial statements.

  HANCOCK FABRICS, INC.
  CONSOLIDATED STATEMENT OF EARNINGS
  (unaudited)

---------------------------------------------------------------------------------------------------
  (in thousands, except                          Thirteen Weeks Ended      Thirty-nine Weeks Ended
    per share amounts)
                                                -----------------------    ------------------------

                                                October 27,  October 29,   October 27,  October 29,
                                                    1996       1995            1996       1995
---------------------------------------------------------------------------------------------------
  Sales                                           $94,369     $95,891       $268,778      $267,507
  Cost of goods sold                               47,441      49,830        138,814       141,229
---------------------------------------------------------------------------------------------------
    Gross profit                                   46,928      46,061        129,964       126,278
---------------------------------------------------------------------------------------------------
  Expenses (income)
    Selling, general and administrative            39,397      39,067        115,145       112,852
    Depreciation and  amortization                    964         987          2,855         2,953
    Interest expense                                  343         693          1,081         1,770
    Interest income                                   (55)        (70)          (177)         (272)
---------------------------------------------------------------------------------------------------
  Total operating and interest expenses            40,649      40,677        118,904       117,303
---------------------------------------------------------------------------------------------------
  Earnings before taxes                             6,279       5,384         11,060         8,975
  Income taxes                                      2,401       2,032          4,234         3,482
---------------------------------------------------------------------------------------------------
  Net earnings                                     $3,878     $ 3,352       $  6,826      $  5,493
===================================================================================================
  Weighted average number of common shares and
   common equivalent shares outstanding            21,496      21,462         21,617        21,250
===================================================================================================
  Earnings per share                              $  0.18     $  0.16       $   0.32      $   0.26
===================================================================================================
  Dividends per share                             $  0.08     $  0.08       $   0.24      $   0.24
===================================================================================================

  See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

------------------------------------------------------------------------------------------------------------------------------
(in thousands, except
  number of shares)                       Common Stock      Additional              Treasury Stock    Deferred     Total
                                        ----------------     Paid-in  Retained    -----------------     Com-    Shareholders'
                                        Shares    Amount     Capital  Earnings    Shares     Amount   pensation   Equity
------------------------------------------------------------------------------------------------------------------------------
Thirty-nine weeks
------------------------------------------------------------------------------------------------------------------------------
Balance January 28, 1996              26,962,115    $270     $18,238   $165,404  (5,454,097) ($79,314) ($4,177)    $100,421
Net earnings                                                              6,826                                       6,826
Cash dividend ($.08 per
 share on a quarterly basis)                                             (5,201)                                     (5,201)
Exercise of stock options                286,000       2       1,944                                                  1,946
Issuance of restricted stock             115,700       1       1,161                                    (1,162)           0
Cancellation of restricted stock         (40,600)               (463)                                      455           (8)
Issuance of shares under non-employee
 directors' stock plan                     8,457                  85                                                     85
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                  301                                     1,763        2,064
Purchase of treasury stock                                                         (318,114)   (3,027)               (3,027)
------------------------------------------------------------------------------------------------------------------------------
Balance October 27, 1996              27,331,672    $273     $21,266   $167,029  (5,772,211) ($82,341) ($3,121)    $103,106
==============================================================================================================================


   See accompanying notes to consolidated financial statements.

  HANCOCK FABRICS, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
  (unaudited)

---------------------------------------------------------------------------------------
  (in thousands)
                                                            Thirty-nine Weeks Ended
                                                            ---------------------------
                                                             October 27,  October 29,
                                                                 1996        1995
---------------------------------------------------------------------------------------
  Cash flows from operating activities:
    Net earnings                                                $6,826      $5,493
    Adjustments to reconcile net earnings to cash
     provided by operating activities
      Depreciation and amortization                              2,855       2,953
      LIFO charge                                                2,750       2,500
      Deferred income taxes                                      1,043       1,659
      Amortization of deferred compensation on
       restricted stock incentive plan                           1,755        1151
      (Increase) decrease in assets
        Receivables and prepaid expenses                        (1,608)       (534)
        Inventory growth at current cost                          (138)    (10,291)
        Other noncurrent assets                                     67         (14)
      Increase (decrease) in liabilities
        Accounts payable                                         6,627      (1,431)
        Accrued liabilities                                        824       1,595
        Current income tax obligations                             (77)     (3,606)
        Postretirement benefit liability
         other than pensions                                     1,080       1,083
        Other liabilities                                          197        (646)
---------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities      22,201         (88)
---------------------------------------------------------------------------------------
  Cash flows from investing activities:
    Additions to property and equipment                         (1,870)     (1,571)
---------------------------------------------------------------------------------------
       Net cash used in investing activities                    (1,870)     (1,571)
---------------------------------------------------------------------------------------
  Cash flows from financing activities:
    Long-term borrowings (repayments)                          (15,000)     11,000
    Purchase of treasury stock                                  (3,027)       (425)
    Proceeds from exercise of stock options                      1,946          72
    Issuance of shares under non-employee directors'                85          72
     stock plan
    Cash dividends paid                                         (5,201)     (5,165)
---------------------------------------------------------------------------------------
       Net cash provided by  (used in) financing activities    (21,197)      5,554
---------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                (866)      3,895
  Beginning of year cash and cash equivalents                    5,026       3,855
---------------------------------------------------------------------------------------
  End of period cash and cash equivalents                       $4,160      $7,750
=======================================================================================
  Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                  $1,053      $1,548
      Income taxes                                              $3,292      $6,982
=======================================================================================


  See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________

NOTE 1:  BASIS OF PRESENTATION
________________________________________________________________

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 28, 1996 incorporated into the Company's Annual Report on Form 10-K.

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

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS
_______________________________________________________________
FINANCIAL CONDITION
________________________________________________________________
Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. In recent years, Hancock has also purchased treasury stock. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. During 1996, Hancock plans to open approximately 10 retail fabric stores and close or relocate approximately 50. Hancock's management believes that redeploying inventories and other assets from underperforming stores to new locations or existing stores is a more effective utilization of assets, particularly during this period of industry consolidation. Hancock continues to track and assess the contribution of each store and the effect on total Company returns on sales and assets. Accordingly, Hancock opened 4 stores and closed 18 during the thirteen weeks ended October 27, 1996 resulting in a total of 472 stores in operation at quarter end.

During the thirty-nine weeks ended October 27, 1996, an increase in accounts payable provided cash of $6.6 million due to the timing of payments to vendors and improvements in payment terms. Total inventory increased only $138 thousand for the thirty-nine weeks compared to $10.3 million during the prior year. Planned reductions in stock levels through adjustments in the purchase and allocation of merchandise largely offset seasonal increases and the absorption of merchandise from 26 net store closings for the year. The Company currently has $15 million in outstanding debt, or about 13% of total capitalization, compared to $48 million at the same time last year.
_______________________________________________________________
RESULTS OF OPERATIONS
________________________________________________________________

Thirteen weeks ended October 27, 1996 compared to thirteen weeks ended October 29, 1995

Net earnings were $3.9 million, or $.18 per share, compared with $3.4 million, or $.16 per share, for the comparable period of the prior year. The increase in earnings resulted from higher gross margins and lower interest costs, partially offset by a decrease in sales and higher SG&A expense.

Sales decreased to $94.4 million from $95.9 million in the same period of the prior year. An increase of 1.9% in comparable store sales was offset by a $3.2 million net reduction in sales from store opening and closing activity and from a decline in sales to wholesale customers.

Gross margin increased to 49.7% from 48.0% in the third quarter of 1995 due to better inventory management and sales price adjustments. The effect of LIFO for the quarter was to decrease gross profit by $750 thousand. For the same period of the prior year, LIFO decreased gross profit by $1.0 million.

Total operating and interest expenses increased as a percentage of sales to 43.1% from 42.4% in the third quarter of 1995. Selling, general and administrative expenses were higher due to elective and mandated wage increases and certain unusual costs relating to retirement activity, while depreciation/amortization and interest expenses in the quarter were lower than the prior year. Retirement costs were approximately $.5 million for the quarter, and a similar and final amount will be expensed in the fourth quarter of 1996. Interest expense was lower as a result of reduced borrowings.

Thirty-nine weeks ended October 27, 1996 compared to thirty-nine weeks ended October 29, 1995

Net earnings were $6.8 million, or $.32 per share, compared to $5.5 million, or $.26 per share, in the same period of the prior year. The increase in earnings was due to higher sales and gross margin, and lower interest cost, partially offset by higher operating expenses.

Sales increased to $268.8 million from $267.5 million in the same period of the prior year due to a 2.8% increase in comparable store sales. The comparable store sales gain was partially offset by a $4.9 million net reduction in sales from store opening and closing activity and from a decline in sales to wholesale customers.

Gross margin increased to 48.4% from 47.2% in the first thirty-nine weeks of 1995 due to better inventory management and sales price adjustments. The effect of LIFO for the thirty-nine weeks ended October 27, 1996 and October 29, 1995 was a decrease in gross profit of $2.75 million and $2.50 million, respectively.

Total operating and interest expenses, as a percentage of sales, increased to 44.2% from 43.9% in the same period of the prior year.

Selling, general and administrative expenses were higher due to elective and mandated wage increases and certain unusual costs totaling $1.2 million related to retirement activity. Interest expense was lower as a result of reduced borrowings.

______________________________________________________________________
EFFECT OF INFLATION
______________________________________________________________________

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

Assuming interest rates remain near their current level, the Company anticipates that interest costs will continue to decrease in the near term due to lower borrowings caused by cash flows. Additionally, the Company anticipates the impact of LIFO over the short term to be unfavorable to earnings based on a continuation of the present rate of inflation and other factors that are used to determine LIFO.

______________________________________________________________________
SEASONALITY
______________________________________________________________________

The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and mid-summer.

______________________________________________________________________
FORWARD - LOOKING STATEMENTS
______________________________________________________________________

Included in this Form 10Q are statements that are forward-looking and not based on historical facts. These forward-looking statements are subject to certain risks and uncertainities which potentially could materially alter results as compared to those results expected by the forward-looking statements. These potential risks and uncertanities include, but are not limited to, changes in customer demand, product availability and pricing, competition, and other economic conditions.

                             PART II.  OTHER INFORMATION

HANCOCK FABRICS, INC.
______________________________________________________________________

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits -

          11    Statement regarding computation of earnings per share

          27    Financial Data Schedule (for SEC use only).

     (b)  Reports on Form 8-K -
          None








HANCOCK FABRICS, INC.
SIGNATURE

________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HANCOCK FABRICS, INC.
                                          (Registrant)

                                        By:  /s/ Larry D. Fair
                                           ----------------------------
                                             Larry D. Fair
                                             Vice President,
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

Date: December 10, 1996