Form 10-K
period 1997-02-02
HANCOCK FABRICS INC
filed 1997-04-23
CIK 812906

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED FEBRUARY 2, 1997
           (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)
                                OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

                                    NAME OF EACH EXCHANGE
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to thisForm 10-K. [ X ]

As of April 15, 1997, there were 21,101,769 shares of Hancock Fabrics, Inc. $.01 par value common stock held by non- affiliates with an aggregate market
value of $232,119,459.   As of April 15, 1997, there were 21,575,702 shares of
Hancock Fabrics, Inc. $.01 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 1997, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Portions of the Hancock Fabrics, Inc. 1996 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated by reference in Parts I and II of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, the Hancock Fabrics, Inc. 1996 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

                             HANCOCK FABRICS, INC.
                        1996 ANNUAL REPORT ON FORM 10-K

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

Hancock and its subsidiary are engaged in the retail and wholesale fabric business, selling fabrics and related accessories to the home sewing and home decorating market and at wholesale to independent retailers. Hancock is one of the largest fabric retailers in the United States. At February 2, 1997, Hancock operated 462 fabric stores in 33 states under the names "Hancock Fabrics," "Minnesota Fabrics" and "Fabric Warehouse." As a wholesaler of fabrics and related items, Hancock sells to independent retail fabric stores through its wholesale distribution facility in Tupelo, Mississippi.

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

Hancock's stores are primarily located in neighborhood shopping centers. Hancock added no stores (net) in 1994, and decreased its total stores by two
(2) in 1995 and by thirty-six (36) in 1996. During 1997, Hancock plans to open approximately 30 stores and close approximately 40 stores.

As a wholesaler, Hancock sells to approximately 100 independent retailers in locations in which Hancock has elected not to open its own stores. These wholesale customers accounted for less than 5% of Hancock's total sales for the fiscal year ended February 2, 1997.

MARKETING

Hancock principally serves the home sewing and home decorating markets, which largely consist of value conscious women who make clothing for their families and decorations for their homes or who hire professional home seamstresses to sew for them. Quilters, crafters and hobbyists also comprise a portion of the base ofcustomers, as do consumers of bridal, party, prom and special occasion merchandise.

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

During 1994, Hancock entered into an agreement with the Home and Garden Television Network to sponsor a weekly sewing show called "Sew Perfect(TM)." The program, which reaches almost 26 million U.S. households, is designed for the beginning and intermediate skilled seamstress.

DISTRIBUTION AND SUPPLY

Hancock's retail stores and its wholesale customers are served by Hancock's 525,000 square foot warehouse, distribution and office facility in Tupelo, Mississippi. Hancock believes this facility is adequate for the near term and has no major expansion plans for 1997.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise to Hancock's retail stores and to its wholesale customers. A substantial portion of the deliveries to Hancock's stores and wholesale customers are made directly by vendors.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. Hancock has no long-term contracts for the purchase of merchandise and did not purchase more than 5% of its merchandise from any one supplier during the fiscal year ended February 2, 1997. Hancock has experienced no difficulty in maintaining satisfactory sources of supply.

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

Hancock's competition has changed significantly with competitors experiencing financial difficulties and industry consolidation. Store closings and associated inventory liquidations by competitors slowed during 1996 as the piece goods retail capacity adjusted more closely to customer demand.

SEASONALITY

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and midsummer.

EMPLOYEES

At February 2, 1997, Hancock employed approximately 6,500 people on a full-time and part-time basis, approximately 6,200 of whom work in the Company's retail stores. The remainder work in the Tupelo warehouse, distribution and office facility. Currently, thirty-five (35) of Hancock's employees are covered by a collective bargaining agreement.

GOVERNMENT REGULATION

Hancock is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of Hancock's employees are paid at rates related to federal and state minimum wages and, accordingly, the upcoming increase in the Federal minimum wage will affect Hancock's labor cost.



ITEM 2:  PROPERTIES

Hancock's 462 retail stores are located principally in neighborhood shopping centers. Most of Hancock's retail stores range in size from 9,000 to 12,000 square feet. Hancock's sixty-two (62) "Fabric Warehouse" stores range in size from 10,000 to 30,000 square feet.

With the exception of four (4) locations, Hancock's retail stores are leased. The original lease terms generally range from 10 to 20 years and most leases contain one or more renewal options, usually of five years in length. At February 2, 1997, the remaining terms of the leases for stores in operation, including renewal options, averaged approximately 12 years. During 1997, 51 store leases will expire. Hancock is currently negotiating renewals on certain of these leases.

Hancock's 525,000 square foot warehouse, distribution and office facility in Tupelo, Mississippi is owned by Hancock and is not subject to any mortgage or similar encumbrance. Hancock also owns approximately 40 acres of land adjacent to its Tupelo facility, providing room for future expansion.

Reference is made to the information contained in Note 6 to the Consolidated Financial Statements included in the accompanying Hancock Fabrics, Inc. 1996 Annual Report to Shareholders (Exhibit 13 hereto) for information concerning Hancock's long-term obligations under leases.

ITEM 3:  LEGAL PROCEEDINGS

Hancock is not a party to, nor is any of its properties the subject of, any material pending legal proceedings, other than ordinary and routine litigation incidental to its business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        Executive Officers of Registrant

                                                   Office Presently Held and Business
Name                              Age              Experience During Past Five Years
----                              ---              ---------------------------------
Morris O. Jarvis          56               Chairman of the Board. Prior to June 1996, Chief Executive Officer and
                                           President.


Larry G. Kirk             50               Chief Executive Officer from June 1996, President & CFO from June 1994, Chief
                                           Financial Officer, prior thereto, Director from December 1990.

Jack W. Busby, Jr.        54               Executive Vice President and Chief Operating Officer from June 1996; Executive
                                           Vice President and Director of Retail Operations, prior thereto.

Bruce D. Smith            38               Senior Vice President, Chief Financial Officer and Treasurer from March 13,
                                           1997, Senior Vice President from November 4, 1996.  Prior thereto, Executive
                                           Vice President and Chief Financial Officer with Fred's, Inc. from October,
                                           1991.





The term of each of the officers expires June 12, 1997.

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

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Hancock's common stock and the associated common stock purchase rights are listed on the New York Stock Exchange and trade under the symbol HKF. The following table sets forth the high and low sales price for Hancock's common stock as reported in "New York Stock Exchange - Composite Transactions" and the dividends paid per share for Hancock's common stock:



         Fiscal Quarter Ended            High         Low    Dividend
         --------------------            ----         ---    --------
         April 30, 1995.................$11.38      $ 9.75    $.08
         July 30, 1995.................. 10.38        7.88     .08
         October 29, 1995............... 10.75        8.63     .08
         January 28, 1996............... 10.50        8.75     .08

         April 28, 1996.................$11.63      $ 9.38    $.08
         July 28, 1996.................. 11.63        8.75     .08
         October 27, 1996...............  9.25        8.38     .08
         February 2, 1997............... 12.88        8.13     .08

As of April 15, 1997, there were 10,965 holders of record of Hancock's common stock. Holders of shares of common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor (subject to the prior payment of cumulative dividends on any outstanding shares of preferred stock, of which none are outstanding).

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data for the five years ended February 2, 1997, which appears on page 8 of the Hancock Fabrics, Inc. 1996 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations appearing on pages 9 to 11 of the Hancock Fabrics, Inc. 1996 Annual Report to Shareholders is incorporated by reference in this Annual Report on Form 10- K.



ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of Price Waterhouse LLP dated March 7, 1997, appearing on pages 12 to 21 of the Hancock Fabrics, Inc. 1996 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11:  EXECUTIVE COMPENSATION

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as noted below, for information with respect to Items 10, 11, 12 and 13, see the Proxy Statement for the Annual Meeting of Shareholders to be held June 12, 1997, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, which is incorporated herein by reference.

The information concerning "Executive Officers of the Registrant" is included in Part I of this Form 10-K in accordance with Instruction 3 of paragraph (b) of Item 401 of Regulation S-K.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements:
                                                         Page
                                                        Number *
                                                        --------
        Report of Independent Accountants.............    21
        Consolidated Statement of Earnings for the
          three years ended February 2, 1997..........    12
        Consolidated Balance Sheet at February 2, 1997
          and January 28, 1996........................    13
        Consolidated Statement of Cash Flows
          for the three years ended February 2, 1997..    14
        Consolidated Statement of Shareholders' Equity
          for the three years ended February 2, 1997..    15
        Notes to Consolidated Financial Statements....    16-21

    (2) Consolidated Financial Statement Schedules:

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        Supplementary data:

         Selected Quarterly Financial Data............     8

      * Incorporated by reference from the indicated pages of the Hancock Fabrics, Inc. 1996 Annual Report to Shareholders.

    (3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are as follows:
Exhibit No.
    3.1(d)      Certificate of Incorporation of Registrant.
    3.2(i)        By-Laws of Registrant.
    4.1(d)      Certificate of Incorporation of Registrant.
    4.2(i)        By-Laws of Registrant.
    4.3(c)      Rights Agreement between Registrant and
                C & S/Sovran Trust Company (Georgia), N.A., as amended March 14, 1991 and restated as of April 2, 1991.

4.4(f)      Amendment to Rights Agreement between Registrant and NationsBank of
            Georgia, N.A.(formerly C & S/Sovran Trust Company (Georgia), N.A.)
            dated June 25, 1992.
4.5(f)      Agreement between Registrant and Continental Stock Transfer & Trust
            Company(as Rights Agent) dated as of July 16, 1992.
4.6(g)      Credit Agreement among Registrant and NationsBank of Georgia, National
            Association, as Agent and Lenders as Signatories Hereto ("Credit
            Agreement") dated as of September 20,1993.
10.1(g)     Credit Agreement dated as of September 20,1993.
10.2(i)     Amendment to Credit Agreement dated as of May 31, 1995.
10.3(i)     Form of Indemnification Agreements dated June 8, 1995 between
            Registrant and each of R. Randolph Devening, Don L. Fruge, Morris O.
            Jarvis, Larry G. Kirk and Donna L. Weaver.
10.4(i)     Form of Indemnification Agreements dated June 8, 1995 between
            Registrant and each of Dean W. Abraham, Bradley A. Berg, Jack W. Busby,
            Jr., Larry D. Fair, James A. Gilmore, David A. Lancaster, Billy M.
            Morgan, James A. Nolting, William D. Smothers, and Carl W. Zander.
10.5        Form of Indemnification Agreement dated June 13, 1996 between the Registrant and each of Tom R. Collins, Jeffie L. Gatlin,
            Ellen J. Kennedy, Bruce E. Rockstad and William A. Sheffield, Jr.
10.6        Indemnification Agreement between Registrant and Bruce D. Smith dated as of December 10, 1996.
10.7(f)#    Agreement between Registrant and Morris O. Jarvis dated as of May 3, 1987.
10.8(a)#    Amendment to Severance Agreement and to Deferred Compensation Agreement between
            Registrant and Morris O. Jarvis dated as of June 9, 1988.
10.9(a)#    Agreement to Secure Certain Contingent Payments between Registrant and Morris O.
            Jarvis dated as of June 9, 1988.
10.10(c)#   Agreement between Registrant and Jack W. Busby, Jr. dated as of June 9, 1988.
10.11(c)#   Agreement to Secure Certain Contingent Payments between Registrant and Jack
            W. Busby, Jr. dated as of June 9, 1988.
10.12(b)#   Agreement between Registrant and Larry G. Kirk dated as of June 9, 1988.
10.13(b)#   Agreement to Secure Certain Contingent Payments between Registrant and Larry G.
            Kirk dated as of June 9, 1988.
10.14(f) #  Amendment, Extension and Restatement of Severance Agreement between Registrant and


            Morris O. Jarvis dated as of March 10, 1993.
10.15(f)#   Form of Amendment, Extension and Restatementof Severance Agreements dated as of
            March 10, 1993 between Registrant and each of Jack W. Busby, Jr. and Larry G. Kirk.
10.16 i #   Amendment and Renewal of Severance Agreement between Registrant and Morris O.
            Jarvis dated as of March 14, 1996.
10.17 i #   Form of Amendment, Extension and Restatement of Severance Agreement between Registrant and each of Jack W. Busby, Jr. and Larry G. Kirk dated as of March 14, 1996.
10.18   #   Retirement Agreement between Registrant and Morris O. Jarvis dated as of April 2, 1996.
10.19   #   Amendment to Deferred Compensation Agreement, Severance Agreement, and Agreement to
            Secure Certain Contingent Payments between Registrant and Larry G. Kirk dated as of June 13, 1996.
10.20   #   Amendment to Deferred Compensation, and Agreement to Secure Certain Contingent
            Payments between Registrant and Jack W. Busby, Jr., dated as of June 13, 1996.
10.21   #   Agreement between Registrant and Larry D. Fair dated as of June 13, 1996.
10.22   #   Severance Agreement between Registrant and Larry D. Fair dated as of June 13, 1996.
10.23   #   Agreement to Secure Certain Contingent Payments under Severance Agreement between
            Registrant and Larry D. Fair dated as of June 13, 1996.
10.24   #   Agreement between Registrant and Bruce D. Smith dated as of December 10, 1996.
10.25   #   Severance Agreement between Registrant and Bruce D. Smith dated as of December 10, 1996.
10.26   #   Agreement to Secure Certain Contingent Payments between Registrant and Bruce D. Smith dated as of December 10, 1996.
10.27(h)#   Supplemental Retirement Plan, as amended.
10.28(e)#   1987 Stock Option Plan, as amended.
10.29   #   1996 Stock Option Plan.
10.30(d)#   Extra Compensation Plan.
10.31(b)#   1989 Restricted Stock Plan.
10.32   #   1995 Restricted Stock Plan.
10.33(i)#   1991 Stock Compensation Plan for Nonemployee Directors, as amended.
11          Computation of Earnings Per Share.
13          Portions of the Hancock Fabrics, Inc. 1996 Annual Report to Shareholders (for the fiscal year ended February 2, 1997) incorporated by reference in this filing.
21          Subsidiaries of the Registrant.
23          Consent of Price Waterhouse LLP.
27          Financial Data Schedule (for SEC use only).

 ____________

(a) Incorporated by reference from Registrant's Form 10-K dated April 26, 1989 as filed with the Securities and Exchange Commission.

(b) Incorporated by reference from Registrant's Form 10-K dated April 26, 1990 as filed with the Securities and Exchange Commission.

(c) Incorporated by reference from Registrant's Form 10-K dated April 26, 1991 as filed with the Securities and Exchange Commission.

(d) Incorporated by reference from Registrant's Form 10-K dated April 27, 1992 as filed with the Securities and Exchange Commission.

(e) Incorporated by reference from Registrant's Form 10-Q dated June 12, 1992 as filed with the Securities and Exchange Commission.

(f) Incorporated by reference from Registrant's Form 10-K dated April 26, 1993 as filed with the Securities and Exchange Commission.

(g) Incorporated by reference from Registrant's Form 10-K dated April 27, 1994 as filed with the Securities and Exchange Commission.

(h) Incorporated by reference from Registrant's Form 10-K dated April 24, 1995 as filed with the Securities and Exchange Commission.

(i) Incorporated by reference from Registrant's Form 10-K dated April 22, 1996 as filed with the Securities and Exchange Commission.

# Denotes management contract or compensatory plan or arrangement.

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

                         UNDERTAKING IN CONNECTION WITH
                      REGISTRATION STATEMENTS ON FORM S-8



For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-17215 (filed September 15, 1987), 33-29138 (filed June 12, 1989)and
33-55419, (filed September 9, 1994):

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

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 22ND DAY OF APRIL, 1997.

                               HANCOCK FABRICS, INC.


                               BY  /s/ Larry G. Kirk
                                 ------------------------------
                                       Larry G. Kirk
                                   President and
                                   Chief Executive Officer


                               BY  /s/ Bruce D. Smith
                                 ------------------------------
                                       Bruce D. Smith
                                   Chief Financial Officer
                                  (Principal Financial and
                                   Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THIS 22ND DAY OF APRIL, 1997.

        SIGNATURE                          TITLE
/s/ Morris O. Jarvis           Chairman of the Board,
-------------------------      Director
(Morris O. Jarvis)


/s/ Larry G. Kirk              President,
-------------------------      Chief Executive Officer and
(Larry G. Kirk)                Director


/s/ R. Randolph Devening       Director
-------------------------
(R. Randolph Devening)

/s/ Don L. Fruge               Director
-------------------------
(Don L. Fruge)


/s/ Donna L. Weaver            Director
-------------------------
Donna L. Weaver)