Form 10-Q
period 1997-05-04
HANCOCK FABRICS INC
filed 1997-06-17
CIK 812906

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        MAY 4, 1997
                               ------------------------------

                                       or

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
COMMISSION FILE NUMBER          1-9482
                       ---------------------------------------------------------

                              HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           64-0740905
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                      3406 WEST MAIN ST., TUPELO, MS 38808
                    (Address of principal executive offices)
                                   (Zip Code)

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


As of May 4, 1997, the registrant had outstanding an aggregate of 21,502,827 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX


PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)                                       Page Numbers
    Consolidated Balance Sheet as of May 4, 1997 and February 2, 1997                   3


    Consolidated Statement of Earnings for the Thirteen Weeks ended
     May 4, 1997 and April 28, 1996                                                     4


    Consolidated Statement of Changes in Shareholders' Equity for the
     Thirteen Weeks ended May 4, 1997                                                   5


    Consolidated Statement of Cash Flows for the Thirteen Weeks ended
     May 4, 1997 and April 28, 1996                                                     6


    Notes to Consolidated Financial Statements                                          7


  Item 2.  Management's Discussion and Analysis of  Financial Condition
     and Results of Operations                                                        8 - 10


PART II.  OTHER INFORMATION:

  Item 4.  Submission of Matters to a Vote of Securityholders                           11

  Item 6.  Exhibits and Reports on Form 8-K                                             11


SIGNATURE                                                                               12

                          PART I. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

--------------------------------------------------------------------------------------------------------
(in thousands, except for                                              May 4,                February 2,
  share and per share amounts)                                          1997                    1997

--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                         $  7,842                 $  6,870
    Receivables, less allowance for doubtful accounts                    1,695                    1,102
    Inventories                                                        141,749                  147,973
    Deferred tax asset                                                   3,007                    2,761
    Prepaid expenses                                                     1,541                    2,080
--------------------------------------------------------------------------------------------------------
    Total current assets                                               155,834                  160,786

Property and equipment, at depreciated cost                             17,410                   17,845
Deferred tax asset                                                       8,590                    8,771
Other assets                                                               427                      441
--------------------------------------------------------------------------------------------------------

    Total assets                                                      $182,261                 $187,843
========================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $ 36,484                 $ 34,993
    Accrued liabilities                                                 14,846                   16,533
    Income taxes                                                         3,546                    6,302
--------------------------------------------------------------------------------------------------------
    Total current liabilities                                           54,876                   57,828

Long-term debt obligations                                                   0                    3,000
Postretirement benefits other than pensions                             19,384                   19,163
Other liabilities                                                        2,920                    2,579
--------------------------------------------------------------------------------------------------------
    Total liabilities                                                   77,180                   82,570
--------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   27,694,497 and 27,342,472 issued and outstanding, respectively          277                      273
  Additional paid-in capital                                            25,562                   21,369
  Retained earnings                                                    171,584                  170,973
  Treasury stock, at cost, 6,191,670 and 6,027,503
   shares held, respectively                                           (86,738)                 (84,820)
  Deferred compensation on restricted stock
   incentive plan                                                       (5,604)                  (2,522)
--------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                         105,081                  105,273
--------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                        $182,261                 $187,843
========================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

-------------------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                                                 Thirteen Weeks Ended
                                                             ------------------------------------
                                                              May 4,                    April 28,
                                                               1997                       1996
-------------------------------------------------------------------------------------------------
Sales                                                        $92,000                     $91,629
Cost of goods sold                                            48,550                      49,426
-------------------------------------------------------------------------------------------------

  Gross profit                                                43,450                      42,203
-------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                         38,802                      38,222
  Depreciation and amortization                                  861                         963
  Interest expense                                                46                         418
  Interest income                                                (62)                        (53)
-------------------------------------------------------------------------------------------------
  Total operating and interest expenses                       39,647                      39,550
-------------------------------------------------------------------------------------------------

Earnings before taxes                                          3,803                       2,653
Income taxes                                                   1,464                       1,017
-------------------------------------------------------------------------------------------------

Net earnings                                                 $ 2,339                      $1,636
=================================================================================================

Weighted average number of common shares and
 common equivalent shares outstanding                         21,361                      21,477
=================================================================================================

Earnings per share                                           $  0.11                     $  0.08
=================================================================================================

Dividends per share                                          $  0.08                     $  0.08
=================================================================================================




See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                        Common Stock     Additional               Treasury Stock                       Total
                                       -------------------   Paid-in   Retained  ----------------------    Deferred    Shareholders'
                                         Shares     Amount   Capital   Earnings     Shares      Amount   Compensation     Equity

------------------------------------------------------------------------------------------------------------------------------------
Thirteen weeks

------------------------------------------------------------------------------------------------------------------------------------
Balance February 2, 1997               27,342,472    $273    $21,369   $170,973  (6,027,503)  $(84,820)    $(2,522)      $105,273
Net earnings                                                              2,339                                             2,339
Cash dividend - $.08 per
 share on a quarterly basis                                              (1,728)                                           (1,728)
Exercise of stock options                  87,425       1        701                                                          702
Restricted stock transactions             264,600       3      3,337                                        (3,340)             0
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                  155                                           258            413
Purchase of treasury stock                                                         (164,167)    (1,918)                    (1,918)

------------------------------------------------------------------------------------------------------------------------------------

Balance May 4, 1997                    27,694,497    $277    $25,562   $171,584  (6,191,670)  $(86,738)    ($5,604)      $105,081

====================================================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

-------------------------------------------------------------------------------------
(in thousands)
                                                              Thirteen Weeks Ended
                                                          ---------------------------
                                                          May 4,            April 28,
                                                           1997               1996

------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                           $ 2,339            $ 1,636
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                            861                963
    LIFO charge                                              500              1,000
    Deferred income taxes                                    (65)             1,780
    Amortization of deferred compensation on
     restricted stock incentive plan                         258                359
    (Increase) decrease in assets
      Receivables and prepaid expenses                       (54)               323
      Inventory reduction at current cost                  5,724              4,804
      Other noncurrent assets                                 14                (69)
    Increase (decrease) in liabilities
      Accounts payable                                     1,491              1,350
      Accrued liabilities                                 (1,687)              (880)
      Current income tax obligations                      (2,601)            (3,087)
      Postretirement benefits other
       than pensions                                         221                348
      Other liabilities                                      341                345

------------------------------------------------------------------------------------
     Net cash provided by operating activities             7,342              8,872

------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                       (426)              (703)

------------------------------------------------------------------------------------
     Net cash used in investing activities                  (426)              (703)

------------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term debt repayments                               (3,000)            (7,000)
  Purchase of treasury stock                              (1,918)              (143)
  Proceeds from exercise of stock options                    702                 55
  Cash dividends paid                                     (1,728)            (1,726)

------------------------------------------------------------------------------------
     Net cash used in financing activities                (5,944)            (8,814)

------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents             972               (645)

Cash and cash equivalents:
  Beginning of period                                      6,870              5,026
------------------------------------------------------------------------------------

  End of period                                          $ 7,842            $ 4,381
====================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                             $    25            $   405
    Income taxes                                         $ 4,285            $ 2,324
====================================================================================

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 2, 1997 incorporated into the Company's Annual Report on Form 10-K.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share (EPS)" to be effective for financial statements issued after December 15, 1997. Implementation of SFAS No. 128 may cause the total EPS for the year to be different than the sum of earlier reporting periods; however, in the first quarter of 1997, the results of the computation of EPS under both methods are the same.

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION


Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. During 1997, Hancock plans to open approximately 30 stores and close approximately 40. Hancock's management believes that redeploying inventories and other assets from underperforming stores to new openings or existing stores is a more effective utilization of assets during this period of industry consolidation. Hancock continues to track and assess the contribution of each store and the effect on total Company returns on sales and assets. Accordingly, Hancock opened 1 store and closed 11 stores during the thirteen weeks ended May 4, 1997 resulting in a total of 452 stores in operation at period end.

During the thirteen weeks ended May 4, 1997, an increase in accounts payable provided cash of $1.5 million due to the timing of payments to vendors and improvements in payment terms. Total inventory decreased $5.7 million for the thirteen weeks compared to a $4.8 million decrease for the prior year. Planned reductions in stock levels through adjustments in the purchase and allocation of merchandise, together with decreases caused by seasonal factors and store closings, caused the overall inventory decrease. In the first quarter of this year, cash of $1.9 and $1.7 million was used to fund treasury stock purchases and payment of dividends, respectively.

After repaying $3 million in the quarter just ended, the Company currently has no outstanding borrowings, compared with $23 million in bank debt at the same time last year.

RESULTS OF OPERATIONS



Thirteen weeks ended May 4, 1997 compared to thirteen weeks ended April 28, 1996

Net earnings were $2.3 million, or $.11 per share, compared with $1.6 million, or $.08 per share, in the comparable period of the prior year. The increase in earnings resulted from higher gross margins and lower interest costs, partially offset by higher SG&A expenses.

Sales increased to $92.0 million from $91.6 million in the same period of the prior year. An increase of 4.5% in comparable store sales was substantially offset by a $3.4 million loss of sales from net store opening and closing activity.

Gross margin increased to 47.2% from 46.1% in the first quarter of 1996 due to better inventory management and improvements in the product mix. The effect of LIFO for the thirteen weeks ended May 4, 1997 and April 28, 1996 was a decrease in gross profit of $500 thousand and $1.0 million, respectively.

Total operating and interest expenses as a percentage of sales decreased to 43.1% from 43.2% in the first quarter of 1996. Interest expense was lower due to the debt reductions resulting from improved earnings and the Company's efforts to improve asset productivity through the closing of underperforming stores and better inventory management. Selling, general and administrative expenses were higher, primarily due to mandated minimum wage increases.



EFFECT OF INFLATION


The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to the Federal minimum wage; accordingly, any increases will affect Hancock. In addition, payroll taxes, employee benefits and other employee related costs continue to increase. Costs of leases for new store locations remain stable, but the renewal costs of older leases continue to increase. Taxes, maintenance and insurance costs have also risen. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increasing costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge to Cost of Sales. A slowing inflation trend in recent quarters, combined with inventory reductions, has caused lower LIFO charges than in comparable periods of prior years.



SEASONALITY


The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and midsummer.


FORWARD - LOOKING STATEMENTS


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain qualifying forward-looking statements. Certain information included in this Form 10Q contains statements that are forward-looking, such as statements related to financial items and results, plans for future expansion, store closure and other business development, activities, capital spending or financing sources, capital structure, stability of interest rates during periods of borrowings and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future. Accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of Hancock. These risks and uncertainties include, but are not limited to, those described above.

                           PART II. OTHER INFORMATION

HANCOCK FABRICS, INC.


Item 4. Submission of matter to a vote of securityholders

         (a)      Registrant's Annual Meeting of Shareholders was held June
                  12, 1997.
         (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and such nominees were elected.
         (c) The vote in the uncontested election of such nominees was as follows: 18,810,884 votes cast for and 91,068 votes withheld for Mr. Don Fruge and 18,818,796 votes cast for and 83,156 withheld for Mr. Larry G. Kirk.
         (d)      Inapplicable.

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



                                    HANCOCK FABRICS, INC.
                                        (Registrant)


                                    By:  /s/Bruce D. Smith
                                        ----------------------------------------
                                        Bruce D. Smith
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)


Date: June 17, 1997