Form 10-Q
period 1997-08-03
HANCOCK FABRICS INC
filed 1997-09-17
CIK 812906

                                    FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED      AUGUST 3, 1997
                              ------------------------

                           OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to____________________
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

As of August 3, 1997, the registrant had outstanding an aggregate of 21,605,285 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX

----------------------------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)                                             Page Numbers
    Consolidated Balance Sheet as of August 3, 1997 and February 2, 1997                      3


    Consolidated Statement of Earnings for the Thirteen Weeks and Twenty-six
     Weeks Ended August 3, 1997 and July 28, 1996                                             4


    Consolidated Statement of Shareholders' Equity for the Twenty-six Weeks
     Ended August 3, 1997                                                                     5


    Consolidated Statement of Cash Flows for the Twenty-six Weeks Ended
     August 3, 1997 and July 28, 1996                                                         6


    Notes to Consolidated Financial Statements                                                7


  Item 2.  Management's Discussion and Analysis of  Financial Condition
     and Results of Operations                                                              8 - 10


PART II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                                                  11


SIGNATURE                                                                                    12




                      PART I. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

---------------------------------------------------------------------------------------------------------
(in thousands, except for                                                  August 3,          February 2,
  share and per share amounts)                                               1997                1997

---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                               $  5,731            $  6,870
    Receivables, less allowance for doubtful accounts                          1,547               1,102
    Inventories                                                              143,542             147,973
    Deferred tax asset                                                         2,796               2,761
    Prepaid expenses                                                           3,484               2,080
---------------------------------------------------------------------------------------------------------
    Total current assets                                                     157,100             160,786

Property and equipment, at depreciated cost                                   16,800              17,845
Deferred tax asset                                                             8,733               8,771
Other assets                                                                     321                 441
---------------------------------------------------------------------------------------------------------

    Total assets                                                            $182,954            $187,843
=========================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $31,603             $34,993
    Accrued liabilities                                                       15,199              16,533
    Income taxes                                                               2,443               6,302
---------------------------------------------------------------------------------------------------------
    Total current liabilities                                                 49,245              57,828

Long-term debt obligations                                                     5,000               3,000
Postretirement benefits other than pensions                                   19,591              19,163
Other liabilities                                                              2,917               2,579
---------------------------------------------------------------------------------------------------------
    Total liabilities                                                         76,753              82,570
---------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   27,883,913 and 27,342,472 issued and outstanding, respectively                279                 273
  Additional paid-in capital                                                  27,478              21,369
  Retained earnings                                                          171,549             170,973
  Treasury stock, at cost, 6,278,628 and 6,027,503
   shares held, respectively                                                 (87,840)            (84,820)
  Deferred compensation on restricted stock
   incentive plan                                                             (5,265)             (2,522)
---------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                               106,201             105,273
---------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                              $182,954            $187,843
=========================================================================================================


See accompanying notes to consolidated financial statements.






HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                                                     Thirteen Weeks Ended              Twenty-six Weeks Ended
                                                                      -----------------------------  ------------------------------
                                                                        August 3,      July 28,            August 3,      July 28,
                                                                          1997           1996                1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                                                   $79,954        $82,780             $171,954       $174,409
Cost of goods sold                                                       39,881         41,947               88,431         91,373
-----------------------------------------------------------------------------------------------------------------------------------

  Gross profit                                                           40,073         40,833               83,523         83,036
-----------------------------------------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                                    36,543         37,526               75,345         75,748
  Depreciation and amortization                                             812            928                1,673          1,891
  Interest expense                                                           49            320                   95            738
  Interest income                                                           (70)           (69)                (132)          (122)
-----------------------------------------------------------------------------------------------------------------------------------
  Total operating and interest expenses                                  37,334         38,705               76,981         78,255
-----------------------------------------------------------------------------------------------------------------------------------

Earnings before taxes                                                     2,739          2,128                6,542          4,781
Income taxes                                                              1,050            816                2,514          1,833
-----------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                            $ 1,689        $ 1,312              $ 4,028         $2,948
===================================================================================================================================

Weighted average number of common shares and
 common equivalent shares outstanding                                    21,512         21,769               21,457         21,657
===================================================================================================================================

Earnings per share                                                        $0.08          $0.06                $0.19          $0.14
===================================================================================================================================

Dividends per share                                                       $0.08          $0.08                $0.16          $0.16
===================================================================================================================================


See accompanying notes to consolidated financial statements.






HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                        Common Stock      Additional                   Treasury Stock    Deferred      Total
                                        ------------------    Paid-in     Retained     -------------------     Com-    Shareholders'
                                         Shares    Amount     Capital     Earnings     Shares       Amount  pensation     Equity

------------------------------------------------------------------------------------------------------------------------------------
Twenty-six weeks

------------------------------------------------------------------------------------------------------------------------------------
Balance February 2, 1997               27,342,472   $273     $21,369     $170,973   (6,027,503)  ($84,820)  ($2,522)     $105,273
Net earnings                                                                4,028                                           4,028
Cash dividend - $.08 per
 share on a quarterly basis                                                (3,452)                                         (3,452)
Exercise of stock options                 270,220      3       2,120                                                        2,123
Restricted stock transactions             264,600      3       3,337                                         (3,340)            0
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                  574                                            597         1,171
Issuance of shares under directors'
 stock plan                                 6,621                 78                                                           78
Purchase of treasury stock                                                           (251,125)     (3,020)                 (3,020)

------------------------------------------------------------------------------------------------------------------------------------

Balance August 3, 1997                 27,883,913   $279     $27,478     $171,549   (6,278,628)  ($87,840)  ($5,265)      $106,201
====================================================================================================================================



See accompanying notes to consolidated financial statements.










HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)


--------------------------------------------------------------------------------------------------
(in thousands)

                                                                     Twenty-six Weeks Ended
                                                               -----------------------------------
                                                                  August 3,          July 28,
                                                                    1997               1996
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                     $4,028             $2,948
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                                   1,673              1,891
    LIFO charge                                                       500              2,000
    Deferred income taxes                                               3              1,234
    Amortization of deferred compensation on
     restricted stock incentive plan                                  597              1,161
    (Increase) decrease in assets
      Receivables and prepaid expenses                             (1,849)              (355)
      Inventory reduction at current cost                           3,931              2,056
      Other noncurrent assets                                         120                 16
    Increase (decrease) in liabilities
      Accounts payable                                             (3,390)             5,199
      Accrued liabilities                                          (1,334)               (94)
      Current income tax obligations                               (3,285)            (1,802)
      Postretirement benefits other than pensions                     428                716
      Other liabilities                                               338                368

---------------------------------------------------------------------------------------------
     Net cash provided by operating activities                      1,760             15,338

---------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                (974)            (1,270)
  Dispositions of property and equipment                              346                 22

---------------------------------------------------------------------------------------------
     Net cash used in investing activities                           (628)            (1,248)

---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term debt borrowing (repayment)                              2,000            (10,000)
  Purchase of treasury stock                                       (3,020)            (2,154)
  Proceeds from exercise of stock options                           2,123              1,879
  Shares issued under director's stock plan                            78                 85
  Cash dividends paid                                              (3,452)            (3,468)

---------------------------------------------------------------------------------------------
     Net cash used in financing activities                         (2,271)           (13,658)

---------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                   (1,139)               432

Cash and cash equivalents:
  Beginning of period                                               6,870              5,026
---------------------------------------------------------------------------------------------

  End of period                                                    $5,731             $5,458
=============================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                          $42               $704
    Income taxes                                                   $5,956             $2,412
=============================================================================================

See accompanying notes to consolidated financial statements.






HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------
NOTE 1: BASIS OF PRESENTATION
----------------------------------------------------------------

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

----------------------------------------------------------------
NOTE 2: EARNINGS PER SHARE
----------------------------------------------------------------

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share (EPS)" to be effective for financial statements issued after December 15, 1997. Implementation of SFAS No. 128 may cause the total EPS for the year to be different than the sum of earlier reporting periods; however, in the second quarter and first twenty-six weeks of 1997, the results of the computation of EPS under both methods are the same.

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

---------------------------------------------------------------
FINANCIAL CONDITION
----------------------------------------------------------------

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. During 1997, Hancock plans to open approximately 25 units and close approximately 45. Hancock's management believes that redeploying inventories and other assets from underperforming stores to new openings or existing stores is a more effective utilization of assets during this period of industry consolidation. Hancock continues to track and assess the contribution of each store and the effect on total Company returns on sales and assets. Accordingly, Hancock opened 4 stores and closed 16 stores during the thirteen weeks ended August 3, 1997 resulting in a total of 440 stores at period end.

During the thirteen weeks ended August 3, 1997, accounts payable decreased by $4.9 million due to the timing of payment to vendors. Total inventory increased $1.8 million in the thirteen weeks compared to a $2.7 million decrease from the prior year. Reductions in stock levels through store closings were offset by traditional seasonal increases in the thirteen week period. The prior year decrease resulted from changes in the timing and method of allocating merchandise to the retail stores.

After beginning the second quarter with no outstanding debt, the Company ended the thirteen week period with $5 million in borrowings or 4.5% of total capitalization compared with $20 million or 16.5% of total capitalization at the same time last year.

---------------------------------------------------------------
RESULTS OF OPERATIONS
----------------------------------------------------------------

Thirteen weeks ended August 3, 1997 compared to thirteen weeks ended July 28,
1996

Net earnings were $1.7 million, or $.08 per share, compared with $1.3 million, or $.06 per share, in the comparable period of the prior year. The increase in earnings resulted from higher gross margins.

Sales decreased to $80.0 million from $82.8 million in the same period of the prior year. An increase of 3.2% in comparable store sales was more than offset by a $5.2 million net loss of sales from net store opening and closing activity.

Gross margin increased to 50.1% from 49.3% in the second quarter of 1996 due a lower LIFO charge in 1997. Reductions in inventory levels and the lack of inflation resulted in a $1 million decrease in the LIFO charge.

Total operating and interest expenses as a percentage of sales decreased to 46.7% from 46.8% in the second quarter of 1996. Interest expense was lower due to debt reductions resulting from improved earnings and the Company's efforts to improve asset productivity through the closing of underperforming stores and better inventory management. Selling, general and administrative expenses were higher, primarily due to mandated wage increases.

Twenty-six weeks ended August 3, 1997 compared to twenty-six weeks ended July 28, 1996

Net earnings were $4.0 million compared to $2.9 million in the comparable period of the prior year. The increase was due to higher gross margins.

Sales decreased to $172.0 million or 1.4% below the same period of the prior year. An increase of 3.9% in comparable store sales was more than offset by a $8.6 million net loss of sales from net store opening and closing activity.

Gross margin increased to 48.6% from 47.6% in the twenty-six weeks of 1997 from the comparable period of 1996. The effect of LIFO for the twenty-six weeks ended August 3, 1997 and July 28, 1996 was a decrease in gross profit by $500 thousand and $2.0 million, respectively.

\


Total operating and interest expense as a percentage of sales decreased to 44.8% from 44.9% for the same period of the prior year. Interest expense was lower due to the debt reductions resulting from improved earnings and the Company's efforts to improve asset productivity through the closing of underperforming stores and better inventory management. Selling, general and administrative expenses were higher, primarily due to mandated minimum wage increases.

----------------------------------------------------------------
EFFECT OF INFLATION
----------------------------------------------------------------

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to the Federal minimum wage; accordingly, any increases will affect Hancock. In addition, payroll taxes, employee benefits and other employee related costs continue to increase. Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase. Taxes, maintenance and insurance costs have also risen. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices is the most effective tools for coping with increasing costs and expenses.

----------------------------------------------------------------
SEASONALITY
----------------------------------------------------------------

The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and mid-summer.

----------------------------------------------------------------
FORWARD-LOOKING STATEMENTS
----------------------------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain qualifying forward-looking statements. Certain information included in this Form 10-Q contains statements that are forward-looking, such as statements related to financial items and results, plans for future expansion, store closure and other business development activities, capital spending or financing sources, capital structure, stability of interest rates during periods of borrowings and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future. Accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of Hancock. These risks and uncertainties include, but are not limited to, those described above.

                           PART II. OTHER INFORMATION

HANCOCK FABRICS, INC.
----------------------------------------------------------------------

Item 6. Exhibits and Reports of Form 8-K

    (a) Exhibits -

        11  Statement regarding computation of earnings per share

        27  Financial Data Schedule (for SEC use only)

    (b) Reports on Form 8-K -
        None

HANCOCK FABRICS, INC.
SIGNATURE

----------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  HANCOCK FABRICS, INC.
                                                      (Registrant)


                                                  By: /s/ Bruce D. Smith
                                                      -------------------------
                                                      Bruce D. Smith
                                                      Senior Vice President and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                        Accounting Officer)
Date: September 17, 1997