Form 10-Q
period 1997-11-02
HANCOCK FABRICS INC
filed 1997-12-16
CIK 812906

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    NOVEMBER 2, 1997
                               -----------------------------
                      OR

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

Yes  X     NO
    ---       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 2, 1997, the registrant had outstanding an aggregate of 20,976,629 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX


--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)                                                 Page Numbers
    Consolidated Balance Sheet as of November 2, 1997 and February 2, 1997                        3


    Consolidated Statement of Earnings for the Thirteen Weeks and Thirty-nine
     Weeks Ended November 2, 1997 and October 27, 1996                                            4


    Consolidated Statement of Shareholders' Equity for the Thirty-nine Weeks
     Ended November 2, 1997                                                                       5


    Consolidated Statement of Cash Flows for the Thirty-nine Weeks Ended
     November 2, 1997 and October 27, 1996                                                        6


    Notes to Consolidated Financial Statements                                                    7


  Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                  8 - 10


PART II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                                                       11


SIGNATURE                                                                                         11


                         PART I. FINANCIAL INFORMATION



HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

--------------------------------------------------------------------------------------------------------------------------
(in thousands, except for                                                          November 2,              February 2,
  share and per share amounts)                                                         1997                     1997

--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                          $  5,641                 $  6,870
    Receivables, less allowance for doubtful accounts                                     1,687                    1,102
    Inventories                                                                         146,993                  147,973
    Deferred tax asset                                                                    3,013                    2,761
    Prepaid expenses                                                                      3,422                    2,080
--------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                160,756                  160,786

Property and equipment, at depreciated cost                                              16,924                   17,845
Deferred tax asset                                                                        8,926                    8,771
Other assets                                                                                317                      441
--------------------------------------------------------------------------------------------------------------------------

    Total assets                                                                       $186,923                 $187,843
==========================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                   $ 35,488                 $ 34,993
    Accrued liabilities                                                                  14,776                   16,533
    Income taxes                                                                          5,390                    6,302
--------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                            55,654                   57,828

Long-term debt obligations                                                                7,000                    3,000
Postretirement benefits other than pensions                                              19,821                   19,163
Other liabilities                                                                         3,120                    2,579
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                    85,595                   82,570
--------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   27,948,113 and 27,342,472 issued and outstanding, respectively                           279                      273
  Additional paid-in capital                                                             28,130                   21,369
  Retained earnings                                                                     174,374                  170,973
  Treasury stock, at cost, 6,971,484 and 6,027,503
   shares held, respectively                                                            (96,530)                 (84,820)
  Deferred compensation on restricted stock
   incentive plan                                                                        (4,925)                  (2,522)
--------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                          101,328                  105,273
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                         $186,923                 $187,843
==========================================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                                             Thirteen Weeks Ended                    Thirty-nine Weeks Ended
                                                           ------------------------------------------------------------------------
                                                           November 2,         October 27,         November 2,         October 27,
                                                              1997                1996                 1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                                          $96,459             $94,369            $268,413            $268,778
Cost of goods sold                                              48,486              47,441             136,917             138,814
-----------------------------------------------------------------------------------------------------------------------------------

  Gross profit                                                  47,973              46,928             131,496             129,964
-----------------------------------------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                           39,143              39,397             114,488             115,145
  Depreciation and amortization                                    786                 964               2,459               2,855
  Interest expense                                                 114                 343                 209               1,081
  Interest income                                                  (48)                (55)               (180)               (177)
-----------------------------------------------------------------------------------------------------------------------------------
  Total operating and interest expenses                         39,995              40,649             116,976             118,904
-----------------------------------------------------------------------------------------------------------------------------------

Earnings before taxes                                            7,978               6,279              14,520              11,060
Income taxes                                                     3,054               2,401               5,568               4,234
-----------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                   $ 4,924             $ 3,878            $  8,952            $  6,826
===================================================================================================================================

Weighted average number of common shares and
 common equivalent shares outstanding                           21,184              21,496              21,377              21,617
===================================================================================================================================

Earnings per share                                               $0.23               $0.18               $0.42               $0.32
===================================================================================================================================

Dividends per share                                              $0.10               $0.08               $0.18               $0.16
===================================================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

-------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                                                    Common Stock            Additional
                                                           --------------------------------     Paid-in        Retained
                                                                Shares            Amount        Capital        Earnings
-------------------------------------------------------------------------------------------------------------------------
Thirty-nine weeks

-------------------------------------------------------------------------------------------------------------------------
Balance February 2, 1997                                     27,342,472             $273         $21,369        $170,973
Net earnings                                                                                                       8,952
Cash dividend - $.08 per share for the
 1st and 2nd quarters, $.10 per share                                                                             (5,551)
 for the 3rd quarter
Exercise of stock options                                       334,420                3           2,631
Restricted stock transactions                                   264,600                3           3,337
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                                                      715
Issuance of shares under directors'
 stock plan                                                       6,621                               78
Purchase of treasury stock

-------------------------------------------------------------------------------------------------------------------------

Balance November 2, 1997                                     27,948,113             $279         $28,130        $174,374
=========================================================================================================================



----------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                                           Treasury Stock           Deferred             Total
                                                       --------------------------         Com-           Shareholders'
                                                           Shares         Amount       pensation            Equity
----------------------------------------------------------------------------------------------------------------------
Thirty-nine weeks

----------------------------------------------------------------------------------------------------------------------
Balance February 2, 1997                                (6,027,503)     ($84,820)        ($2,522)          $105,273
Net earnings                                                                                                  8,952
Cash dividend - $.08 per share for the
 1st and 2nd quarters, $.10 per share                                                                        (5,551)
 for the 3rd quarter
Exercise of stock options                                                                                     2,634
Restricted stock transactions                                                             (3,340)                 0
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                                              937              1,652
Issuance of shares under directors'
 stock plan                                                                                                      78
Purchase of treasury stock                                (943,981)      (11,710)                           (11,710)

--------------------------------------------------------------------------------------------------------------------

Balance November 2, 1997                                (6,971,484)     ($96,530)        ($4,925)          $101,328
====================================================================================================================



See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

------------------------------------------------------------------------------------------------------
(in thousands)
                                                                        Thirty-nine Weeks Ended
                                                               ---------------------------------------
                                                                   November 2,          October 27,
                                                                      1997                 1996
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                        $8,952               $6,826
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                                      2,459                2,855
    LIFO charge                                                            0                2,750
    Deferred income taxes                                               (407)               1,043
    Amortization of deferred compensation on
     restricted stock incentive plan                                     937                1,755
    (Increase) decrease in assets
      Receivables and prepaid expenses                                (1,927)              (1,608)
      Inventory reduction at current cost                                980                 (138)
      Other noncurrent assets                                            124                   67
    Increase (decrease) in liabilities
      Accounts payable                                                   495                6,627
      Accrued liabilities                                             (1,757)                 824
      Current income tax obligations                                    (197)                 (77)
      Postretirement benefits other than pensions                        658                1,080
      Other liabilities                                                  541                  197

--------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                        10,858               22,201

--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                 (1,976)              (1,935)
  Dispositions of property and equipment                                 438                   65

--------------------------------------------------------------------------------------------------
     Net cash used in investing activities                            (1,538)              (1,870)

--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term debt borrowing (repayment)                                 4,000              (15,000)
  Purchase of treasury stock                                         (11,710)              (3,027)
  Proceeds from exercise of stock options                              2,634                1,946
  Shares issued under director's stock plan                               78                   85
  Cash dividends paid                                                 (5,551)              (5,201)

--------------------------------------------------------------------------------------------------
     Net cash used in financing activities                           (10,549)             (21,197)

--------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                      (1,229)                (866)

Cash and cash equivalents:
  Beginning of period                                                  6,870                5,026
--------------------------------------------------------------------------------------------------

  End of period                                                       $5,641               $4,160
==================================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                             $78               $1,053
    Income taxes                                                      $7,080               $3,292
==================================================================================================



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

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share (EPS)" to be effective for financial statements issued after December 15, 1997. Implementation of SFAS No. 128 may cause the total EPS for the year to be different than the sum of earlier reporting periods; however, no adjustments will be required to interim periods prior to implementation.

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------
Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. During 1997, Hancock plans to open approximately 20 retail fabric stores and close or relocate approximately
45. Hancock's management believes that redeploying inventories and other assets from underperforming stores to new locations or existing stores is a more effective utilization of assets, particularly during this period of industry consolidation. Hancock continues to track and assess the contribution of each store and the effect on total Company returns on sales and assets. Accordingly, Hancock opened 6 stores and closed 8 during the thirteen weeks ended November 2, 1997 resulting in a total of 438 stores at period end.

On November 12, 1997, Hancock announced the completion of the acquisition of forty-eight Northwest Fabrics & Crafts stores from Silas Creek Retail, L.P. The Northwest stores are located in five new states and provides thirty-five new markets for Hancock.

Hancock Fabrics announced December 2, 1997 that it acquired a minority interest in Apparel Exchange, LLC. Apparel Exchange, based in Atlanta, GA, is the leading internet electronic commerce developer for the textile and apparel industry.

During the thirty-nine weeks ended November 2, 1997, an increase in accounts payable provided cash of $500 thousand due to the timing of payments to vendors. Total inventory decreased $1.0 million for the thirty-nine weeks. Reductions in stock levels through store closings were partially offset by traditional seasonal increases in the third quarter. At November 2, 1997, Company had $7 million in outstanding debt, or about 6% of total capitalization, compared to $15 million at the same time last year.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Thirteen weeks ended November 2, 1997 compared to thirteen weeks ended
October 27, 1996
--------------------------------------------------------------------------------

Net earnings were $4.9 million, or $.23 per share, compared with $3.9 million, or $.18 per share, for the comparable period of the prior year. The increase in earnings resulted from higher sales and lower operating and interest costs.

Sales increased to $96.5 million from $94.3 million in the same period of the prior year. An increase of 5.4% in comparable store sales was partially offset by a $2.6 million net reduction in sales from net store opening and closing activity.

The gross margin was 49.7% in the third quarters of 1997 and 1996. Reductions in inventory levels and the lack of inflation resulted in a $500 thousand credit in LIFO for the third quarter of 1997. For the same period of the prior year, a LIFO charge reduced gross profit by $750 thousand.

Total operating and interest expenses decreased as a percentage of sales to 41.5% from 43.1% in the third quarter of 1996. Selling, general and administrative expenses were lower as a percentage of sales due to the operating leverage associated with comparable store sales gains of 5.4% and one-time retirement costs of $500 thousand in the third quarter of 1996. Interest expense was lower due to debt reductions resulting from improved earnings and the Company's efforts to improve asset productivity through the closing of underperforming stores and better inventory management.

Thirty-nine weeks ended November 2, 1997 compared to thirty-nine weeks ended October 27, 1996

--------------------------------------------------------------------------------

Net earnings were $9.0 million, or $.42 per share, compared to $6.8 million, or $.32 per share, in the same period of the prior year. The increase in earnings was due to a higher gross margin and lower operating expenses and interest costs.

Sales decreased to $268.4 million from $268.8 million in the same period of the prior year. Comparable store sales gains of 4.4% were offset by an $11.1 million net reduction in sales from store opening and closing activity.

The gross margin increased to 49.0% from 48.4% in the prior year. The effect of LIFO for the thirty-nine weeks ended November 2, 1997 resulted in no charge to earnings as compared to a decrease in gross profit of $2.75 million for the thirty-nine weeks ended October 27, 1996.

Total operating and interest expenses, as a percentage of sales, decreased to 43.6% from 44.2% in the same period of the prior year. Selling, general and administrative expenses as a percentage of sales were lower due to the operating leverage associated with comparable store sales gains of 4.4% and one-time retirement costs in 1996 totaling $1.2 million. Interest expense was lower due to debt reductions resulting from improved earnings and the Company's efforts to improve asset productivity through the closing of underperforming stores and better inventory management.

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

--------------------------------------------------------------------------------
FORWARD - LOOKING STATEMENTS
--------------------------------------------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain qualifying forward-looking statements. Certain information included in this Form 10-Q contains statements that are forward-looking, such as statements related to financial items and results, plans for future expansion, store closure and other business development activities, capital spending or financing sources, capital structure, stability of interest rates during periods of borrowings and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future. Accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of Hancock. These risks and uncertainities include, but are not limited to, those described above.

                          PART II.  OTHER INFORMATION

HANCOCK FABRICS, INC.
--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits -

        11    Statement regarding computation of earnings per share

        27    Financial Data Schedule (SEC Use Only)

    (b) Reports on Form 8-K -
        None





HANCOCK FABRICS, INC.
SIGNATURE

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANCOCK FABRICS, INC.
                                         (Registrant)

                                         By: /s/ Bruce D. Smith
                                             -----------------------------
                                                Bruce D. Smith
                                                Senior Vice President, and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


Date: December 16, 1997