Form 10-K
period 1998-02-01
HANCOCK FABRICS INC
filed 1998-04-27
CIK 812906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  ------------

                                    FORM 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1998
                                       OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                             NAME OF EACH EXCHANGE
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 15, 1998, there were 21,017,927 shares of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates with an aggregate market value of $307,387,182. As of April 15, 1998, there were 21,266,587 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 1998, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Portions of the Hancock Fabrics, Inc. 1997 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated by reference in Parts I and II of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, the Hancock Fabrics, Inc. 1997 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

                              HANCOCK FABRICS, INC.
                         1997 ANNUAL REPORT ON FORM 10-K

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

                                     PART I



ITEM 1:  BUSINESS

Hancock Fabrics, Inc., a Delaware corporation ("Hancock"), was incorporated in 1987 as a successor to the retail and wholesale fabric business of Hancock Textile Co., Inc., a Mississippi corporation and a wholly owned subsidiary of Lucky Stores, Inc., a Delaware corporation ("Lucky").

Founded in 1957, Hancock operated as a private Company until 1972 when it was acquired by Lucky. Hancock became a publicly owned company as a result of the distribution of the shares of its common stock to the shareholders of Lucky on May 4, 1987.

Hancock and its subsidiaries are engaged in the retail and wholesale fabric business, selling fabrics and related accessories to the home sewing and home decorating market and at wholesale to independent retailers. Hancock is one of the largest fabric retailers in the United States. At February 1, 1998, Hancock operated 481 fabric stores in 38 states under the names "Hancock Fabrics," "Minnesota Fabrics," "Fabric Warehouse" and "Northwest Fabrics and Crafts." As a wholesaler of fabrics and related items, Hancock sells to independent retail fabric stores through its wholesale distribution facility in Tupelo, Mississippi.

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

Hancock's stores are primarily located in neighborhood shopping centers. Hancock increased its total stores by 19 in 1997, including the acquisition of 48 Northwest Fabrics and Crafts stores. During 1998, Hancock plans to open approximately 40 stores and close approximately 25 stores.

As a wholesaler, Hancock sells to approximately 100 independent retailers in locations in which Hancock has elected not to open its own stores. These wholesale customers accounted for approximately 2% of Hancock's total sales for the fiscal year ended February 1, 1998.

MARKETING

Hancock principally serves the home sewing and home decorating markets, which largely consist of women who make clothing for their families and decorations for their homes or who hire professional home seamstresses to sew for them. Quilters, crafters and hobbyists also comprise a portion of the base of customers, as do consumers of bridal, party, prom and special occasion merchandise.

Hancock offers its customers a wide selection of products at prices that it believes are generally lower than the prices charged by its competitors. In addition to staple fabrics and notions for clothing and home decoration, Hancock provides a variety of seasonal and current fashion apparel merchandise.

Hancock uses promotional advertising, primarily through newspapers, direct mail and television, to reach its target customers. Hancock mails eight to ten direct mail promotions each year to approximately 1.2 million households, including the "Directions" magazine which contains discount coupons, sewing instructions and fashion ideas as well as product advertisements.

During 1994, Hancock entered into an agreement with the Home and Garden Television Network to sponsor a weekly sewing show called "Sew Perfect(TM)." The program, which reaches almost 40 million U.S. households, is designed for the beginning and intermediate skilled seamstress.

DISTRIBUTION AND SUPPLY

Hancock's retail stores and its wholesale customers are served by Hancock's 525,000 square foot warehouse, distribution and office facility in Tupelo, Mississippi. Hancock believes this facility is adequate for the near term and has no major expansion plans for 1998.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise to Hancock's retail stores and to its wholesale customers. A substantial portion of the deliveries to Hancock's stores and wholesale customers are made directly by vendors.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. Hancock has no long-term contracts for the purchase of merchandise and did not purchase more than 5% of its merchandise from any one supplier during the fiscal year ended February 1, 1998. Hancock has experienced no difficulty in maintaining satisfactory sources of supply.

COMPETITION

Hancock is among the largest fabric retailers in the United States. Hancock principally competes with other national and regional fabric store chains on the basis of price, selection, quality, service and location.

Hancock's competition has changed significantly in recent years due to rapid expansion that began in the fabric industry in the late 1980's which ultimately led to financial difficulties for many of the Company's competitors and to significant industry consolidation. Store closings and associated inventory liquidations by competitors continued during 1997, although at a slower pace, as the piece goods retail capacity adjusted more closely to customer demand.

SEASONALITY

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and midsummer.

EMPLOYEES

At February 1, 1998, Hancock employed approximately 6,700 people on a full-time and part-time basis, approximately 6,400 of whom work in the Company's retail stores. The remainder work in the Tupelo warehouse, distribution and office facility.

GOVERNMENT REGULATION

Hancock is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of Hancock's employees are paid at rates related to Federal and state minimum wages and, accordingly, any increase in the minimum wage would affect Hancock's labor cost.


ITEM 2:  PROPERTIES

Hancock's 481 retail stores are located principally in neighborhood shopping centers. Most of Hancock's retail stores average approximately 12,000 square feet.

With the exception of four (4) owned locations, Hancock's retail stores are leased. The original lease terms generally range from 10 to 20 years and most leases contain one or more renewal options, usually of five years in length. At February 1, 1998, the remaining terms of the leases for stores in operation, including renewal options, averaged approximately 11 years. During 1998, 57 store leases will expire. Hancock is currently negotiating renewals on certain of these leases.

Hancock's 525,000 square foot warehouse, distribution and office facility in Tupelo, Mississippi is owned by Hancock and is not subject to any mortgage or similar encumbrance. Hancock also owns approximately 40 acres of land adjacent to its Tupelo facility, providing room for future expansion.

Reference is made to the information contained in Note 7 to the Consolidated Financial Statements included in the accompanying Hancock Fabrics, Inc. 1997 Annual Report to Shareholders (Exhibit 13 hereto) for information concerning Hancock's long-term obligations under leases.

ITEM 3:  LEGAL PROCEEDINGS

Hancock is a party to several legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, Hancock's management is of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of Hancock.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        Executive Officers of Registrant

                                                     Office Presently Held and Business
Name                                Age              Experience During Past Five Years
----                                ---              ---------------------------------
Larry G. Kirk                       51               Chairman of the Board and Chief
                                                     Executive Officer from June 1997,
                                                     Chief Executive Officer and
                                                     President from June 1996, President
                                                     and Chief Financial Officer from
                                                     June 1994, Senior Vice President and
                                                     Chief Financial Officer prior
                                                     thereto, Director from December
                                                     1990.

Jack W. Busby, Jr.                  55               President, Chief Operating Officer
                                                     and Director from June 1997.
                                                     Executive Vice President and Chief
                                                     Operating Officer from June 1996;
                                                     Executive Vice President and
                                                     Director of Retail Operations, prior
                                                     thereto.

Bruce D. Smith                      39               Senior Vice President, Chief
                                                     Financial Officer and Treasurer from
                                                     March 1997, Senior Vice President
                                                     from November 1996.  Prior thereto,
                                                     Executive Vice President and Chief
                                                     Financial Officer with Fred's, Inc.


The term of each of the officers expires June 11, 1998.

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

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Hancock's common stock and the associated common stock purchase rights are listed on the New York Stock Exchange and trade under the symbol HKF. The following table sets forth the high and low sales price for Hancock's common stock as reported in "New York Stock Exchange - Composite Transactions" and the dividends paid per share for Hancock's common stock:



         Fiscal Quarter Ended                 High         Low      Dividend
         --------------------                 ----         ---      --------
         April 28, 1996 ...............      $11.63      $ 9.38      $.08
         July 28, 1996 ................       11.63        8.75       .08
         October 27, 1996 .............        9.25        8.38       .08
         February 2, 1997 .............       12.88        8.13       .08

         May 4, 1997 ..................       13.13       10.50       .08
         August 3, 1997 ...............       13.75       11.75       .08
         November 2, 1997 .............       14.19       11.13       .10
         February 1, 1998 .............       15.56       13.69       .10

As of April 15, 1998, there were 9,365 holders of record of Hancock's common stock. Holders of shares of common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor (subject to the prior payment of cumulative dividends on any outstanding shares of preferred stock, of which none are outstanding).

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data for the five years ended February 1, 1998, which appears on page 8 of the Hancock Fabrics, Inc. 1997 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations appearing on pages 9 to 11 of the Hancock Fabrics, Inc. 1997 Annual Report to Shareholders is incorporated by reference in this Annual Report on Form 10-K.



ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of Price Waterhouse LLP dated March 6, 1998, appearing on pages 12 to 21 of the Hancock Fabrics, Inc. 1997 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.



ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11:  EXECUTIVE COMPENSATION

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as noted below, for information with respect to Items 10, 11, 12 and 13, see the Proxy Statement for the Annual Meeting of Shareholders to be held June 11, 1998, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, which is incorporated herein by reference.

The information concerning "Executive Officers of the Registrant" is included in
Part I of this Form 10-K in accordance with Instruction 3 of paragraph (b) of
Item 401 of Regulation S-K.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                                                                Page
                                                               Number *
                                                               --------
(a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements:

        Report of Independent Accountants....................    21
        Consolidated Statement of Earnings for the
          three years ended February 1, 1998.................    12
        Consolidated Balance Sheet at February 1, 1998
          and February 2, 1997...............................    13
        Consolidated Statement of Cash Flows
          for the three years ended February 1, 1998.........    14
        Consolidated Statement of Shareholders' Equity
          for the three years ended February 1, 1998.........    15
        Notes to Consolidated Financial Statements...........    16-21

    (2) Consolidated Financial Statement Schedules:

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        Supplementary data:

        Selected Quarterly Financial Data....................     8

     * Incorporated by reference from the indicated pages of the Hancock Fabrics, Inc. 1997 Annual Report to Shareholders.

    (3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are as follows:


 Exhibit No.
         3.1 d      Certificate of Incorporation of Registrant.
         3.2 i      By-Laws of Registrant.
         4.1 d      Certificate of Incorporation of Registrant.
         4.2 i      By-Laws of Registrant.
         4.3 c      Rights Agreement between Registrant and
                    C & S/Sovran Trust Company (Georgia), N.A., as
                    amended March 14, 1991 and restated as of April 2,
                    1991.

         4.4  f    Amendment to Rights Agreement between Registrant and
                   NationsBank of Georgia, N.A.(formerly C & S/Sovran Trust
                   Company (Georgia), N.A.) dated June 25, 1992.

         4.5  f    Agreement between Registrant and Continental Stock Transfer &
                   Trust Company(as Rights Agent) dated as of July 16, 1992.

         4.6  g    Credit Agreement among Registrant and NationsBank of Georgia,
                   National Association, as Agent and Lenders as Signatories
                   Hereto ("Credit Agreement") dated as of September 20,1993.

        10.1  g    Credit Agreement dated as of September 20, 1993.

        10.2  i    Amendment to Credit Agreement dated as of May 31, 1995.

        10.3       Amendment to Credit Agreement dated as of April 1, 1998.

        10.4  i    Form of Indemnification Agreements dated June 8, 1995 between
                   Registrant and each of R. Randolph Devening, Don L. Fruge,
                   Morris O. Jarvis, Larry G. Kirk and Donna L. Weaver.

        10.5  i    Form of Indemnification Agreements dated June 8, 1995 between
                   Registrant and each of Dean W. Abraham, Bradley A. Berg, Jack
                   W. Busby, Jr., Larry D. Fair, James A. Gilmore, David A.
                   Lancaster, Billy M. Morgan, James A. Nolting, William D.
                   Smothers, and Carl W. Zander.

        10.6  j    Form of Indemnification Agreement dated June 13, 1996 between the Registrant and each of Tom R. Collins, Jeffie L. Gatlin,
                   Ellen J. Kennedy, Bruce E. Rockstad and William A. Sheffield,
                   Jr.

        10.7  j    Indemnification Agreement between Registrant and Bruce D.
                   Smith dated as of December 10, 1996.

        10.8 Indemnification Agreement between Registrant and Phil L. Munie dated as of March 13, 1997.

        10.9  f *  Agreement between Registrant and Morris O. Jarvis dated as of
                   May 3, 1987.

        10.10 a *  Amendment to Severance Agreement and to Deferred Compensation
                   Agreement between Registrant and Morris O. Jarvis dated as of June 9, 1988.

        10.11 a *  Agreement to Secure Certain Contingent Payments between
                   Registrant and Morris O. Jarvis dated as of June 9, 1988.

        10.12 c *  Agreement between Registrant and Jack W. Busby, Jr. dated as of June 9, 1988.

        10.13 c *  Agreement to Secure Certain Contingent Payments between
                   Registrant and Jack W. Busby, Jr. dated as of June 9, 1988.

        10.14 b *  Agreement between Registrant and Larry G. Kirk dated as of
                   June 9, 1988.

        10.15 b *  Agreement to Secure Certain Contingent Payments between
                   Registrant and Larry G. Kirk dated as of June 9, 1988.

        10.16 f *  Form of Amendment, Extension and Restatement of Severance
                   Agreements dated as of March 10, 1993 between Registrant and each of Jack W. Busby, Jr. and Larry G. Kirk.

        10.17 i *  Form of Amendment, Extension and Restatement of Severance
                   Agreement between Registrant and each of Jack W. Busby, Jr.
                   and Larry G. Kirk dated as of March 14, 1996.

        10.18 j *  Retirement Agreement between Registrant and Morris O. Jarvis dated as of April 2, 1996.

        10.19 j *  Amendment to Deferred Compensation Agreement, Severance
                   Agreement, and Agreement to Secure Certain Contingent Payments between Registrant and Larry G. Kirk dated as of June 13,
                   1996.

        10.20 j *  Amendment to Deferred Compensation, and Agreement to Secure
                   Certain Contingent Payments between Registrant and Jack W.
                   Busby, Jr., dated as of June 13, 1996.

        10.21 j *  Agreement between Registrant and Bruce D. Smith dated as of
                   December 10, 1996.

        10.22 j *  Severance Agreement between Registrant and Bruce D. Smith dated as of December 10, 1996.

        10.23 j *  Agreement to Secure Certain Contingent Payments between
                   Registrant and Bruce D. Smith dated as of December 10, 1996.

        10.24 h *  Supplemental Retirement Plan, as amended.

        10.25 e *  1987 Stock Option Plan, as amended.

        10.26 j *  1996 Stock Option Plan.

        10.27 d *  Extra Compensation Plan.

        10.28 b *  1989 Restricted Stock Plan.

        10.29 j *  1995 Restricted Stock Plan.

        10.30 i *  1991 Stock Compensation Plan for Nonemployee Directors, as
                   amended.

        11         Computation of Earnings Per Share.

        13         Portions of the Hancock Fabrics, Inc. 1997 Annual Report to
                   Shareholders (for the fiscal year ended February 1, 1998) incorporated by reference in this filing.

        21         Subsidiaries of the Registrant.

        23         Consent of Price Waterhouse LLP.

        27.1       Financial Data Schedule - 1997

        27.2       Financial Data Schedule - 1996

        27.3       Financial Data Schedule - 1995



------------
         a Incorporated by reference from Registrant's Form 10-K dated April 26, 1989 as filed with the Securities and Exchange Commission.

         b Incorporated by reference from Registrant's Form 10-K dated April 26, 1990 as filed with the Securities and Exchange Commission.

         c Incorporated by reference from Registrant's Form 10-K dated April 26, 1991 as filed with the Securities and Exchange Commission.

         d Incorporated by reference from Registrant's Form 10-K dated April 27, 1992 as filed with the Securities and Exchange Commission.

         e Incorporated by reference from Registrant's Form 10-Q dated June 12, 1992 as filed with the Securities and Exchange Commission.

         f Incorporated by reference from Registrant's Form 10-K dated April 26, 1993 as filed with the Securities and Exchange Commission.

         g Incorporated by reference from Registrant's Form 10-K dated April 27, 1994 as filed with the Securities and Exchange Commission.

         h Incorporated by reference from Registrant's Form 10-K dated April 24, 1995 as filed with the Securities and Exchange Commission.

         i Incorporated by reference from Registrant's Form 10-K dated April 22, 1996 as filed with the Securities and Exchange Commission.

         j Incorporated by reference from Registrant's Form 10-K dated April 22, 1997 as filed with the Securities and Exchange Commission.

         * Denotes management contract or compensatory plan or arrangement.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April, 1998.

                                    HANCOCK FABRICS, INC.



                                    By  /s/ Larry G. Kirk
                                        -------------------------------
                                              Larry G. Kirk
                                        Chairman of the Board and
                                        Chief Executive Officer

                                    By  /s/ Bruce D. Smith
                                        -------------------------------
                                              Bruce D. Smith
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of April, 1998.

        SIGNATURE                                   TITLE
        ---------                                   -----
/s/ Larry G. Kirk                   Chairman of the Board, Chief Executive
----------------------------        Officer and Director
(Larry G. Kirk)



/s/ Jack W. Busby, Jr.              President, Chief Operating Officer and
----------------------------        Director
(Jack W. Busby, Jr.)



/s/ R. Randolph Devening            Director
----------------------------
(R. Randolph Devening)



/s/ Don L. Fruge                    Director
----------------------------
(Don L. Fruge)



/s/ Donna L. Weaver                 Director
----------------------------
(Donna L. Weaver)