Form 10-Q
period 1998-05-03
HANCOCK FABRICS INC
filed 1998-06-16
CIK 812906

                               FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        MAY 3, 1998
                                 ---------------------

                                       or

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

COMMISSION FILE NUMBER          1-9482
                         ----------------------

                              HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    64-0740905
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


As of May 3, 1998, the registrant had outstanding an aggregate of 20,940,383 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX

--------------------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)                                     Page Numbers
    Consolidated Balance Sheet as of May 3, 1998 and February 1, 1998                    3


    Consolidated Statement of Earnings for the Thirteen Weeks ended
     May 3, 1998 and May 4, 1997                                                         4


    Consolidated Statement of Shareholders' Equity for the
     Thirteen Weeks ended May 3, 1998                                                    5


    Consolidated Statement of Cash Flows for the Thirteen Weeks ended
     May 3, 1998 and May 4, 1997                                                         6


    Notes to Consolidated Financial Statements                                           7


  Item 2.  Management's Discussion and Analysis of  Financial Condition
     and Results of Operations                                                         8 - 10




  Item 4.  Submission of Matters to a Vote of Securityholders                            11

  Item 6.  Exhibits and Reports on Form 8-K                                              11


SIGNATURE                                                                                12


                                   PART I. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

-----------------------------------------------------------------------------------------------------------------
(in thousands, except for                                                        May 3,            February 1,
  share and per share amounts)                                                    1998                 1998

-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                      $  7,071            $  7,057
    Receivables, less allowance for doubtful accounts                                   719               1,136
    Inventories                                                                     147,512             149,486
    Deferred tax asset                                                                2,823               3,312
    Prepaid expenses                                                                  3,319               3,806
-----------------------------------------------------------------------------------------------------------------
    Total current assets                                                            161,444             164,797

Property and equipment, at depreciated cost                                          19,699              18,989
Deferred tax asset                                                                    8,976               9,065
Other assets                                                                          4,059               2,707
-----------------------------------------------------------------------------------------------------------------

    Total assets                                                                   $194,178            $195,558
=================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $ 36,080            $ 35,491
    Accrued liabilities                                                              14,564              16,418
    Income taxes                                                                      3,941               4,040
-----------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                        54,585              55,949

Long-term debt obligations                                                           14,000              10,000
Postretirement benefits other than pensions                                          19,893              19,746
Other liabilities                                                                     3,229               3,172
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                91,707              88,867
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   28,528,813 and 28,253,013 issued and outstanding, respectively                       285                 283
  Additional paid-in capital                                                         34,867              31,382
  Retained earnings                                                                 178,624             178,643
  Treasury stock, at cost, 7,588,430 and 7,139,074
   shares held, respectively                                                       (105,724)            (99,047)
  Deferred compensation on restricted stock
   incentive plan                                                                    (5,581)             (4,570)
-----------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                      102,471             106,691
-----------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                     $194,178            $195,558
=================================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

----------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                                          Thirteen Weeks Ended
                                                        --------------------------------
                                                          May 3,                May 4,
                                                           1998                  1997
----------------------------------------------------------------------------------------
Sales                                                     $97,796               $92,000
Cost of goods sold                                         50,639                48,550
----------------------------------------------------------------------------------------

  Gross profit                                             47,157                43,450
----------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                      42,778                38,802
  Depreciation and amortization                               933                   861
  Interest expense                                            176                    46
  Interest income                                             (37)                  (62)
----------------------------------------------------------------------------------------
  Total operating and interest expenses                    43,850                39,647
----------------------------------------------------------------------------------------

Earnings before taxes                                       3,307                 3,803
Income taxes                                                1,200                 1,464
----------------------------------------------------------------------------------------

Net earnings                                              $ 2,107               $ 2,339
========================================================================================

Earnings per share
     Basic                                                $  0.10               $  0.11
     Diluted                                              $  0.10               $  0.11

========================================================================================

Weighted average shares outstanding
     Basic                                                 20,684                20,983
     Diluted                                               21,200                21,361

========================================================================================

Dividends per share                                       $  0.10               $ 0.08
========================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                   Common Stock       Additional                    Treasury Stock       Deferred       Total
                                 ---------------------    Paid-in      Retained    ---------------------      Com-     Shareholders'
                                   Shares      Amount     Capital      Earnings     Shares      Amount      pensation      Equity

----------------------------------------------------------------------------------------------------------------------------------
Thirteen weeks

------------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1998          28,253,013     $283    $31,382      $178,643    (7,139,074)   ($99,047)    ($4,570)    $106,691
Net earnings                                                             2,107                                              2,107
Cash dividend - $.10 per
 share on a quarterly basis                                             (2,126)                                            (2,126)
Exercise of stock options            185,850        1      1,532                                                            1,533
Restricted stock transactions         89,950        1      1,348                                              (1,349)           0
Amortization and vesting of
 deferred compensation on
 restricted stock incentive plan                                           605                                   338          943
Purchase of treasury stock                                                          (449,356)     (6,677)                  (6,677)

------------------------------------------------------------------------------------------------------------------------------------

Balance May 3, 1998               28,528,813     $285    $34,867      $178,624    (7,588,430)  ($105,724)    ($5,581)    $102,471

====================================================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

------------------------------------------------------------------------------------------
(in thousands)
                                                                   Thirteen Weeks Ended
                                                                 -------------------------
                                                                    May 3,         May 4,
                                                                     1998           1997

------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                      $2,107         $2,339
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                                      933            861
    LIFO charge (credit)                                              (400)           500
    Deferred income taxes                                              578            (65)
    Amortization of deferred compensation on
     restricted stock incentive plan                                   338            258
    (Increase) decrease in assets
      Receivables and prepaid expenses                                 904            (54)
      Inventory at current cost                                      2,374          5,724
      Other noncurrent assets                                         (648)            14
    Increase (decrease) in liabilities
      Accounts payable                                                 589          1,491
      Accrued liabilities                                           (1,854)        (1,687)
      Current income tax obligations                                   506         (2,601)
      Postretirement benefits other than pensions                      147            221
      Other liabilities                                                 57            341

------------------------------------------------------------------------------------------
     Net cash provided by operating activities                       5,631          7,342

------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                               (1,643)          (426)
  Other                                                               (704)

------------------------------------------------------------------------------------------
     Net cash used in investing activities                          (2,347)          (426)

------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving credit agreement          4,000         (3,000)
  Purchase of treasury stock                                        (6,677)        (1,918)
  Proceeds from exercise of stock options                            1,533            702
  Cash dividends paid                                               (2,126)        (1,728)

------------------------------------------------------------------------------------------
     Net cash used in financing activities                          (3,270)        (5,944)

------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                        14            972

Cash and cash equivalents:
  Beginning of period                                                7,057          6,870
------------------------------------------------------------------------------------------

  End of period                                                     $7,071         $7,842
==========================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                        $  166         $   25
    Income taxes                                                    $  213         $4,285
==========================================================================================



See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 1, 1998 incorporated into the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week period are not necessarily indicative of the results to be expected for the full fiscal year.



NOTE 2:  EARNINGS PER SHARE

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. During 1998, Hancock plans to open approximately 40 stores and close approximately 25. Hancock opened 6 stores and closed 7 stores during the thirteen weeks ended May 3, 1998 resulting in a total of 480 stores at period end.

During the thirteen weeks ended May 3, 1998, an increase in accounts payable provided cash of approximately $600 thousand due to the timing of payments to vendors. Total inventory decreased $2.4 million for the thirteen weeks due to seasonal factors. In the first quarter of this year, cash was used to fund $6.7 million of treasury stock repurchases and a dividend payment totaling $2.1 million. At May 3, 1998, the Company had $14 million in outstanding debt, or about 12% of total capitalization, compared to no debt in the prior year. Since the first quarter of last year, Hancock repurchased $19.0 million of treasury stock and acquired the Northwest Fabrics and Crafts stores for approximately $20.9 million.

RESULTS OF OPERATIONS

Thirteen weeks ended May 3, 1998 compared to thirteen weeks ended
May 4, 1997

Net earnings were $2.1 million, or $.10 per share, compared with $2.3 million, or $.11 per share, in the comparable period of the prior year. The decrease in earnings resulted primarily from a 2.0% decrease in comparable store sales.

Sales increased to $97.8 million from $92.0 million in the same period of the prior year due to $10.5 million of sales from the recently acquired Northwest Fabrics and Crafts stores, partially offset by the decrease of 2.0% in comparable store sales and a $2.9 million reduction in sales from net store opening and closing activity.

Gross margin increased to 48.2% in 1998 from 47.2% in the first quarter of the prior year. The continued lack of inflation resulted in a $400 thousand LIFO credit in the first quarter of 1998. For the same period of the prior year, a LIFO charge reduced gross profit by $500 thousand.

Total operating and interest expenses as a percentage of sales increased to 44.8% from 43.1% in the first quarter of 1997. Interest expense was higher due to the average debt level resulting from treasury stock repurchases and the aforementioned acquisition. Selling, general and administrative expenses as a percentage of sales were higher, primarily due to the deleveraging of expenses associated with comparable store sales decreases and certain expenses associated with remodeling 38 stores.

EFFECT OF INFLATION

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to the Federal minimum wage; accordingly, any increases will affect Hancock. In addition, payroll taxes, employee benefits and other employee related costs continue to increase. Costs of leases for new store locations remain stable, but the renewal costs of older leases are higher. Taxes, maintenance and insurance costs have also risen. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increasing costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Goods Sold. A deflationary trend in recent quarters, combined with inventory reductions, has caused lower LIFO charges than in comparable periods of prior years.

SEASONALITY

The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and midsummer.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS 130 establishes standards for the report and display of comprehensive income and its components (revenues, expenses, gains, and losses)in a full set of general purpose financial statements. FAS 130 requires that an enterprise (I)classify items of other comprehensive income by their nature in a financial statement and
(ii)display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the impact of FAS 130 to be material. As the Company does not have any items of other comprehensive income, the new standard does not impact the Company.

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 established standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. FAS 131 also establishes standards for related disclosure about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for periods beginning after December 15, 1997, and requires the restatement of disclosures for earlier periods for comparative purposes unless the information is not readily available, in which case a description of unavailable information is required. As the Company operates in only one segment, the adoption of this standard had no impact.

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

                       PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        (a) Registrant's Annual Meeting of Shareholders was held
            June 11, 1998.
        (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and such nominees were elected.
        (c) The vote in the uncontested election of such nominees was as follows: 16,477,387 votes cast for and 242,736 votes withheld for Mr. R. Randolph Devening.
        (d) Inapplicable.

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



                                 HANCOCK FABRICS, INC.
                                    (Registrant)



                                 By: /s/ Bruce D. Smith
                                     -----------------------------
                                         Bruce D. Smith
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)




Date: June 16,  1998