Form 10-Q
period 1998-08-02
HANCOCK FABRICS INC
filed 1998-09-16
CIK 812906

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       August 2, 1998
                              ------------------------------------

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

As of August 2, 1998, the registrant had outstanding an aggregate of 20,475,008 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX

----------------------------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)                                             Page Numbers

    Consolidated Balance Sheet as of August 2, 1998 and February 1, 1998                       3


    Consolidated Statement of Earnings for the Thirteen Weeks and Twenty-six
      Weeks Ended August 2, 1998 and August 3, 1997                                            4


    Consolidated Statement of Shareholders' Equity for the Twenty-six Weeks
      Ended August 2, 1998                                                                     5


    Consolidated Statement of Cash Flows for the Twenty-six Weeks Ended
      August 2, 1998 and August 3, 1997                                                        6


    Notes to Consolidated Financial Statements                                                 7


  Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                               8 - 11


PART II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                                                    12


SIGNATURE                                                                                      13

                                   PART I. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

------------------------------------------------------------------------------------------------------------
(in thousands, except for                                                  August 2,          February 1,
  share and per share amounts)                                                1998                1998

------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $  6,705            $  7,057
    Receivables, less allowance for doubtful accounts                              857               1,136
    Inventories                                                                156,234             149,486
    Deferred tax asset                                                           2,752               3,312
    Prepaid expenses                                                             4,073               3,806
------------------------------------------------------------------------------------------------------------
    Total current assets                                                       170,621             164,797

Property and equipment, at depreciated cost                                     20,335              18,989
Deferred tax asset                                                               9,407               9,065
Other assets                                                                     4,611               2,707
------------------------------------------------------------------------------------------------------------

    Total assets                                                              $204,974            $195,558
============================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $ 36,686            $ 35,491
    Accrued liabilities                                                         15,370              16,418
    Income taxes                                                                 2,078               4,040
------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                   54,134              55,949

Long-term debt obligations                                                      32,000              10,000
Postretirement benefits other than pensions                                     20,026              19,746
Other liabilities                                                                3,283               3,172
------------------------------------------------------------------------------------------------------------
    Total liabilities                                                          109,443              88,867
------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   28,549,026 and 28,253,013 issued and outstanding, respectively                  285                 283
  Additional paid-in capital                                                    35,112              31,382
  Retained earnings                                                            177,009             178,643
  Treasury stock, at cost, 8,074,018 and 7,139,074
   shares held, respectively                                                  (111,632)            (99,047)
  Deferred compensation on restricted stock
   incentive plan                                                               (5,243)             (4,570)
------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                  95,531             106,691
------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                $204,974            $195,558
============================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                                     Thirteen Weeks Ended                        Twenty-six Weeks Ended
                                                  -----------------------------------------------------------------------------
                                                    August 2,            August 3,               August 2,            August 3,
                                                      1998                 1997                    1998                 1997
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                $85,372              $79,954                $183,168             $171,954
Cost of goods sold                                    43,650               39,881                  94,289               88,431
-------------------------------------------------------------------------------------------------------------------------------

  Gross profit                                        41,722               40,073                  88,879               83,523
-------------------------------------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                 39,794               36,543                  82,572               75,345
  Depreciation and amortization                          974                  812                   1,907                1,673
  Interest expense                                       304                   49                     480                   95
  Interest income                                        (40)                 (70)                    (77)                (132)
-------------------------------------------------------------------------------------------------------------------------------
  Total operating and interest expenses               41,032               37,334                  84,882               76,981
-------------------------------------------------------------------------------------------------------------------------------

Earnings before taxes                                    690                2,739                   3,997                6,542
Income taxes                                             248                1,050                   1,448                2,514
-------------------------------------------------------------------------------------------------------------------------------

Net earnings                                         $   442              $ 1,689                $  2,549             $  4,028
===============================================================================================================================

Earnings per share
     Basic                                           $  0.02              $  0.08                $   0.12             $   0.19
     Diluted                                         $  0.02              $  0.08                $   0.12             $   0.19

===============================================================================================================================

Weighted average shares outstanding
     Basic                                            20,299               21,042                  20,456               21,012
     Diluted                                          20,595               21,512                  20,871               21,457

===============================================================================================================================

Dividends per share                                  $  0.10              $  0.08                $   0.20             $   0.16
===============================================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

---------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                                    Common Stock               Additional
                                             ------------------------------        Paid-in        Retained
                                                 Shares            Amount          Capital        Earnings
---------------------------------------------------------------------------------------------------------------
Twenty-six weeks

---------------------------------------------------------------------------------------------------------------

Balance February 1, 1998                        28,253,013             $283         $31,382        $178,643
Net earnings                                                                                          2,549
Cash dividend - $.10 per
 share on a quarterly basis                                                                          (4,183)
Exercise of stock options                          202,250                1           1,705
Restricted stock transactions                       88,750                1           1,348
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                                         605
Issuance of shares under directors'
 stock plan                                          5,013                               72
Purchase of treasury stock

---------------------------------------------------------------------------------------------------------------

Balance August 2, 1998                          28,549,026             $285         $35,112        $177,009
===============================================================================================================


-----------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                                 Treasury Stock            Deferred            Total
                                           ---------------------------------    Com-          Shareholders'
                                               Shares          Amount         pensation          Equity
-----------------------------------------------------------------------------------------------------------
Twenty-six weeks

-----------------------------------------------------------------------------------------------------------

Balance February 1, 1998                     (7,139,074)      $ (99,047)       $ (4,570)          $106,691
Net earnings                                                                                         2,549
Cash dividend - $.10 per
 share on a quarterly basis                                                                         (4,183)
Exercise of stock options                                                                            1,706
Restricted stock transactions                                                    (1,349)                 0
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                                     676              1,281
Issuance of shares under directors'
 stock plan                                                                                             72
Purchase of treasury stock                     (934,944)        (12,585)                           (12,585)

-----------------------------------------------------------------------------------------------------------

Balance August 2, 1998                       (8,074,018)      $(111,632)       $ (5,243)          $ 95,531
===========================================================================================================



See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

--------------------------------------------------------------------------------------------------------------------
(in thousands)

                                                                                         Twenty-six Weeks Ended
                                                                                ------------------------------------
                                                                                     August 2,             August 3,
                                                                                        1998                 1997
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                        $  2,549              $ 4,028
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                                                        1,907                1,673
    LIFO charge (credit)                                                                  (400)                 500
    Deferred income taxes                                                                  218                    3
    Amortization of deferred compensation on
     restricted stock incentive plan                                                       676                  597
    (Increase) decrease in assets
      Receivables and prepaid expenses                                                      12               (1,849)
      Inventory reduction (growth) at current cost                                      (6,348)               3,931
      Other noncurrent assets                                                             (747)                 120
    Increase (decrease) in liabilities
      Accounts payable                                                                   1,195               (3,390)
      Accrued liabilities                                                               (1,048)              (1,334)
      Current income tax obligations                                                    (1,357)              (3,285)
      Postretirement benefits other than pensions                                          280                  428
      Other liabilities                                                                    111                  338

--------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                                (2,952)               1,760

--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                                   (3,311)                (974)
  Dispositions of property and equipment                                                    58                  346
  Other                                                                                 (1,157)                   0

--------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                              (4,410)                (628)

--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term debt borrowing                                                              22,000                2,000
  Purchase of treasury stock                                                           (12,585)              (3,020)
  Proceeds from exercise of stock options                                                1,706                2,123
  Shares issued under director's stock plan                                                 72                   78
  Cash dividends paid                                                                   (4,183)              (3,452)

--------------------------------------------------------------------------------------------------------------------
     Net cash used in (provided by) financing activities                                 7,010               (2,271)

--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                          (352)              (1,139)

Cash and cash equivalents:
  Beginning of period                                                                    7,057                6,870
--------------------------------------------------------------------------------------------------------------------

  End of period                                                                       $  6,705              $ 5,731
====================================================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                                          $    229              $    42
    Income taxes                                                                      $  2,422              $ 5,956
====================================================================================================================

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION
-------------------------------------------------------------------------------

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


-------------------------------------------------------------------------------
NOTE 2:  EARNINGS PER SHARE
-------------------------------------------------------------------------------

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

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. During 1998, Hancock plans to open approximately 25 units and close approximately 25. Hancock opened 4 stores and closed 14 stores during the thirteen weeks ended August 2, 1998 resulting in a total of 470 stores at period end.

During the twenty-six weeks ended August 2, 1998 total inventory increased $6.3 million due to seasonal factors, and cash was used to fund $12.6 million of treasury stock repurchases and a dividend payment totaling $4.2 million. At August 2, 1998, the Company had $32 million in outstanding debt, or about 25% of total capitalization, compared to $10 million in outstanding debt at the end of last year.

RESULTS OF OPERATIONS

Thirteen weeks ended August 2, 1998 compared to thirteen weeks ended August 3, 1997

Net earnings were $442 thousand, or $.02 per share, compared with $1.7 million, or $.08 per share, in the comparable period of the prior year. The decrease in earnings resulted from lower gross margins and higher operating and interest expenses.

Sales increased to $85.4 million from $80.0 million in the same period of the prior year due to $9.2 million of sales from the recently acquired Northwest Fabrics and Crafts stores, partially offset by a decrease of 2% in comparable store sales and a $2.2 million reduction in sales from net store opening and closing activity.

Gross margin decreased to 48.9% from 50.1% due to higher markdowns on seasonal goods. There were no adjustments for LIFO in either period.

Operating expenses as a percentage of sales increased to 46.6% from 45.7% in the second quarter of 1997 primarily due to an aggressive store remodeling program and the decline in comparable store sales.

Interest expense was higher due to an increase in debt as the result of seasonal increases in inventory, capital expenditures and treasury stock repurchases.

Twenty-six weeks ended August 2, 1998 compared to twenty-six weeks ended August 3, 1997

Net earnings were $2.5 million, or $.12 per share, compared to $4.0 million, or $.19 per share, in the comparable period of the prior year. The decrease was primarily due to higher operating and interest expenses.

Sales were $183.2 million, a 6.5% increase over the same period of the prior year, due to $19.6 million of sales from the Northwest Fabrics and Crafts stores, acquired in the fourth quarter of 1997, partially offset by the decrease of 2% in comparable store sales and a $5.2 million reduction in sales from net store opening and closing activity.

Gross margin decreased slightly to 48.5% in the twenty-six weeks of 1998 from 48.6% in the comparable period of 1997. The effect of LIFO for the twenty-six weeks ended August 2, 1998 was to increase gross profit by $400 thousand compared with a decrease in gross profit of $500 thousand in the period ended August 3, 1997.

Operating expenses as a percentage of sales increased to 45.1% from 43.8% for the same period of the prior year primarily due to an aggressive store remodeling program and lower same store sales.

Interest expense was higher due to the increase in debt, which resulted from seasonal increases in inventory, capital expenditures and treasury stock repurchases.

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

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Goods Sold. A deflationary trend in recent quarters has caused lower LIFO charges than in comparable periods of the prior year.

SEASONALITY


The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and mid-summer.

YEAR 2000 IMPACT

Hancock recognizes the potential impact that the year 2000 issue may have relative to its computer systems and has implemented an action plan to ensure that all systems will be fully year 2000 compliant. The action plan includes a combination of modifications that have been or will be completed internally or through software upgrades from Hancock's software vendors. Modifications for all systems are in various stages of completion. Some modifications have been fully implemented and satisfactorily tested, while others are in lesser stages of completion. Hancock is confident that all systems will be appropriately modified in a timely manner to handle the turn of the century computer issues and the related costs of compliance will not have a material impact on its financial condition or results of operation.

Hancock has also communicated with all its significant merchandise suppliers and service providers to determine the extent to which Hancock is vulnerable to those third parties to remediate their own year 2000 issues. Although the failure by other companies to timely convert their systems would have an insignificant impact on Hancock's systems (because of limited interface), there can be no assurance that such failure would not impair these companies' ability to supply Hancock with merchandise or service on a timely basis.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income," FAS 130 establishes standards for the report and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. FAS 130 requires that an enterprise (I) classify items of other comprehensive income by their nature in a financial statement and
(ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. FAS 130 is effective for fiscal years beginning after December 15, 1997. As the Company does not have any items of other comprehensive income, the new standard does not impact the Company.

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," FAS 131 established standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. FAS 131 also establishes standards for related disclosure about products and services, geographic areas, and major customers. FAS 131 is effective for financial statements for periods beginning after December 15, 1997, and requires the restatement of disclosures for earlier periods for comprehensive purposes unless the information is not readily available, in which case a description of unavailable information is required. As the Company operates in only one segment, the adoption of this standard had no impact.

FORWARD-LOOKING STATEMENTS


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



                                         HANCOCK FABRICS, INC.
                                             (Registrant)


                                         By: /s/ Bruce D. Smith
                                            --------------------------------
                                            Bruce D. Smith
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Date: September 16, 1998