Form 10-Q
period 1998-11-01
HANCOCK FABRICS INC
filed 1998-12-15
CIK 812906

                                    FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED          NOVEMBER 1, 1998
                              --------------------------------------

                           OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------------

COMMISSION FILE NUMBER          1-9482
                       -----------------------

                         HANCOCK FABRICS, INC.
          (Exact name of registrant as specified in its charter)

          DELAWARE                                      64-0740905
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

As of November 1, 1998, the registrant had outstanding an aggregate of 19,761,800 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX

--------------------------------------------------------------------------------

                                                                                             Page Numbers
                                                                                             ------------
PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheet as of November 1, 1998 and February 1, 1998                        3


    Consolidated Statement of Earnings for the Thirteen Weeks and Thirty-nine
      Weeks Ended November 1, 1998 and November 2, 1997                                           4


    Consolidated Statement of Shareholders' Equity for the Thirty-nine Weeks
      Ended November 1, 1998                                                                      5


    Consolidated Statement of Cash Flows for the Thirty-nine Weeks Ended
      November 1, 1998 and November 2, 1997                                                       6


    Notes to Consolidated Financial Statements                                                    7


  Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                   8 - 11



PART II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                                                      12


SIGNATURE                                                                                        13

                          PART I. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

-------------------------------------------------------------------------------------------------------------
(in thousands, except for                                                   November 1,           February 1,
  share and per share amounts)                                                 1998                  1998

------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                $  10,860             $   7,057
    Receivables, less allowance for doubtful accounts                            1,188                 1,136
    Inventories                                                                155,695               149,486
    Income tax refundable                                                        3,568
    Deferred tax asset                                                                                 3,312
    Prepaid expenses                                                             4,841                 3,806
------------------------------------------------------------------------------------------------------------
    Total current assets                                                       176,152               164,797

Property and equipment, at depreciated cost                                     21,967                18,989
Deferred tax asset                                                               8,668                 9,065
Other assets                                                                     4,876                 2,707
------------------------------------------------------------------------------------------------------------

    Total assets                                                             $ 211,663             $ 195,558
============================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $  43,251             $  35,491
    Accrued liabilities                                                         14,383                16,418
    Deferred tax liability                                                       4,000
    Income taxes                                                                                       4,040
------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                   61,634                55,949

Long-term debt obligations                                                      36,000                10,000
Postretirement benefits other than pensions                                     20,144                19,746
Other liabilities                                                                3,461                 3,172
------------------------------------------------------------------------------------------------------------
    Total liabilities                                                          121,239                88,867
------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   28,549,026 and 28,253,013 issued and outstanding, respectively                  285                   283
  Additional paid-in capital                                                    35,130                31,382
  Retained earnings                                                            178,588               178,643
  Treasury stock, at cost, 8,787,226 and 7,139,074
   shares held, respectively                                                  (118,656)              (99,047)
  Deferred compensation on restricted stock
   incentive plan                                                               (4,923)               (4,570)
------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                  90,424               106,691
------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                               $ 211,663             $ 195,558
============================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

------------------------------------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                                Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                ------------------------------------------------------------------
                                                November 1,       November 2,        November 1,       November 2,
                                                   1998              1997               1998               1997
-----------------------------------------------------------------------------------------------------------------

Sales                                           $ 103,058          $ 96,459          $ 286,226          $ 268,413
Cost of goods sold                                 51,946            48,486            146,235            136,917
-----------------------------------------------------------------------------------------------------------------

  Gross profit                                     51,112            47,973            139,991            131,496
-----------------------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative              43,987            39,143            126,559            114,488
  Depreciation and amortization                     1,073               786              2,980              2,459
  Interest expense                                    564               114              1,044                209
  Interest income                                     (94)              (48)              (171)              (180)
-----------------------------------------------------------------------------------------------------------------
  Total operating and interest expenses            45,530            39,995            130,412            116,976
-----------------------------------------------------------------------------------------------------------------

Earnings before taxes                               5,582             7,978              9,579             14,520
Income taxes                                        2,027             3,054              3,475              5,568
-----------------------------------------------------------------------------------------------------------------

Net earnings                                    $   3,555          $  4,924          $   6,104          $   8,952
=================================================================================================================

Earnings per share
     Basic                                      $    0.18          $   0.24          $    0.30          $    0.43
     Diluted                                    $    0.18          $   0.23          $    0.30          $    0.42

=================================================================================================================

Weighted average shares outstanding
     Basic                                         19,443            20,757             20,118             20,927
     Diluted                                       19,531            21,184             20,440             21,377

=================================================================================================================

Dividends per share                             $    0.10          $   0.10          $    0.30          $    0.26
=================================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                         Common Stock     Additional                   Treasury Stock      Deferred     Total
                                       ---------------------   Paid-in    Retained    ----------------------    Com-   Shareholders'
                                         Shares      Amount    Capital    Earnings      Shares      Amount    pensation   Equity
---------------------------------------------------------------------------------------------------------------------------------
Thiry-nine weeks
  ended November 1, 1998
---------------------------------------------------------------------------------------------------------------------------------

Balance February 1, 1998               28,253,013   $    283   $ 31,382   $ 178,643   (7,139,074)  $ (99,047)  $(4,570)  $106,691
Net earnings                                                                  6,104                                         6,104
Cash dividend - $.10 per
 share on a quarterly basis                                                  (6,159)                                       (6,159)
Exercise of stock options                 202,250          1      1,723                                                     1,724
Restricted stock transactions              88,750          1      1,348                                         (1,349)         0
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                     605                                            996      1,601
Issuance of shares under directors'
 stock plan                                 5,013                    72                                                        72
Purchase of treasury stock                                                            (1,648,152)   (19,609)              (19,609)

---------------------------------------------------------------------------------------------------------------------------------

Balance November 1, 1998               28,549,026   $    285   $ 35,130   $ 178,588   (8,787,226)  $(118,656)  $(4,923)  $ 90,424
=================================================================================================================================



See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

--------------------------------------------------------------------------------------------------------
(in thousands)                                                             Thirty-nine Weeks Ended
                                                                      ----------------------------------
                                                                      November 1,            November 2,
                                                                         1998                    1997
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                         $  6,104                $  8,952
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                                         2,980                   2,459
    LIFO charge (credit)                                                   (300)
    Deferred income taxes                                                 7,709                    (407)
    Amortization of deferred compensation on
     restricted stock incentive plan                                        996                     937
    (Increase) decrease in assets
      Receivables and prepaid expenses                                   (1,087)                 (1,927)
      Inventory at current cost                                          (5,909)                    980
      Income tax refund                                                  (3,568)
      Other noncurrent assets                                            (1,255)                    124
    Increase (decrease) in liabilities
      Accounts payable                                                    7,760                     495
      Accrued liabilities                                                (2,035)                 (1,757)
      Current income tax obligations                                     (3,435)                   (197)
      Postretirement benefits other than pensions                           398                     658
      Other liabilities                                                     289                     541

-------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                  8,647                  10,858

-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                    (6,024)                 (1,976)
  Proceed from dispositions of property and equipment                        66                     438
  Other                                                                    (914)

-------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                 (6,872)                 (1,538)

-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term debt borrowing                                               26,000                   4,000
  Purchase of treasury stock                                            (19,609)                (11,710)
  Proceeds from exercise of stock options                                 1,724                   2,634
  Issuance of shares under director's stock plan                             72                      78
  Cash dividends paid                                                    (6,159)                 (5,551)

-------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                  2,028                 (10,549)

-------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                          3,803                  (1,229)

Cash and cash equivalents:
  Beginning of period                                                     7,057                   6,870
-------------------------------------------------------------------------------------------------------

  End of period                                                        $ 10,860                $  5,641
=======================================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                           $    682                $     78
    Income taxes                                                       $  2,586                $  7,080
=======================================================================================================

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


--------------------------------------------------------------------------------
NOTE 2:  EARNINGS PER SHARE
--------------------------------------------------------------------------------

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. During 1998, Hancock plans to open approximately 25 units and close approximately 37. Hancock opened 5 stores and closed 10 stores during the thirteen weeks ended November 1, 1998 resulting in a total of 465 stores at period end.

During the thirty-nine weeks ended November 1, 1998 bank borrowings and cash generated from higher accounts payable were used to fund a seasonal inventory build-up of $5.9 million, $19.6 million of treasury stock repurchases, dividend payments totaling $6.2 million and capital expenditures of $6.0 million. At November 1, 1998, the Company had $36 million in outstanding debt, or about 28% of total capitalization, compared to $10 million in outstanding debt at the end of last year.

RESULTS OF OPERATIONS

Thirteen weeks ended November 1, 1998 compared to thirteen weeks ended November 2, 1997

Net earnings were $3.6 million, or $.18 per diluted share, compared with $4.9 million, or $.23 per diluted share, in the comparable period of the prior year. The reduction in earnings resulted primarily from a decrease in comparable store sales, a higher LIFO charge and non-recurring costs related to a marketing/advertising project.

Sales increased to $103.1 million from $96.5 million in the same period of the prior year due to $12.0 million of sales from the recently acquired Northwest Fabrics and Crafts stores, partially offset by a decrease of 3.5% in comparable store sales and a $2.3 million reduction in sales from net store opening and closing activity.

Gross margin decreased slightly to 49.6% from 49.7%. The effect of LIFO for the thirteen week ended November 1, 1998 was to decrease gross margins by $100 thousand compared to a LIFO credit of $500 thousand in the third quarter of 1997.

Operating expenses as a percentage of sales increased to 44.2% from 41.5% in the third quarter of 1997 primarily due to the decline in comparable store sales, an aggressive store remodeling program and non-recurring costs of $800 thousand relating to a marketing/advertising project.

Interest expense was higher due to an increase in debt as the result of seasonal increases in inventory, capital expenditures and treasury stock repurchases.

Thirty-nine weeks ended November 1, 1998 compared to thirty-nine weeks ended November 2, 1997

Net earnings were $6.1 million, or $.30 per diluted share, compared to $9.0 million, or $.42 per diluted share, in the comparable period of the prior year. The reduction in earnings was primarily due to a decrease in comparable store sales and higher operating expenses.

Sales were $286.2 million, a 6.6% increase over the same period of the prior year, due to $31.6 million of sales from the Northwest Fabrics and Crafts stores, acquired in the fourth quarter of 1997, partially offset by the decrease of 2.6% in comparable store sales and a $7.5 million reduction in sales from net store opening and closing activity.

Gross margin decreased slightly to 48.9% in the thirty-nine weeks of 1998 from 49.0% in the comparable period of 1997. The effect of LIFO for the thirty-nine weeks ended November 1, 1998 was to increase gross profit by $300 thousand compared with no charge to earnings in the period ended November 2, 1997.

Operating expenses as a percentage of sales increased to 45.6% from 43.6% for the same period of the prior year primarily due to an aggressive store remodeling program, lower same store sales and non-recurring costs of $800 thousand related to a marketing/advertising project.

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

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Goods Sold. Although a slight inflationary trend in the current quarter has caused a LIFO charge, previous quarters have experienced deflation.

SEASONALITY

The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during pre-Christmas and mid-summer.

YEAR 2000 IMPACT

Hancock recognizes the potential impact that the year 2000 issue may have relative to its computer systems and has implemented an action plan to ensure that all systems will be fully year 2000 compliant. The action plan includes a combination of modifications that have been or will be completed internally or through software upgrades from Hancock's software vendors. To date, the Company is 80% complete on the remediation of its systems and expects to complete the necessary software reprogramming and replacement no later than January 31, 1999. Implementation and testing of the modifications are approximately 70% complete and are also expected to be completed by January 31, 1999. Based on current estimates, the total cost associated with the Year 2000 issue will be less than $100,000, all of which has been or will be expensed as incurred.

Hancock has also communicated with all of its significant merchandise suppliers and service providers to determine the extent to which Hancock is vulnerable to those third parties to remediate their own year 2000 issues. Although the failure by other companies to timely convert their systems would have an insignificant impact on Hancock's systems (because of limited interface), there can be no assurance that such failure would not have a material impact on Hancock's operations because of these companies' inability to supply Hancock with merchandise or service on a timely basis.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. FAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. FAS 130 is effective for fiscal years beginning after December 15, 1997. As the Company does not have any items of other comprehensive income, the new standard does not impact the Company.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain qualifying forward-looking statements. Certain information included in this Form 10-Q contains statements that are forward-looking, such as statements related to financial items and results, plans for future expansion, store closure and other business development activities, capital spending or financing sources, capital structure, stability of interest rates during periods of borrowings, the effects of regulation and competition and the year 2000 impact on the Company's systems. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future. Accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of Hancock. These risks and uncertainties include, but are not limited to, those described above.

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



                                            HANCOCK FABRICS, INC.
                                                (Registrant)


                                            By: /s/Bruce D. Smith
                                                --------------------------------
                                                Bruce D. Smith
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)
Date: December 15, 1998