Form 10-K
period 1999-01-31
HANCOCK FABRICS INC
filed 1999-04-30
CIK 812906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  ------------

                                    FORM 10-K

     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JANUARY 31, 1999
                                       OR
     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

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

               Registrant's telephone number, including area code
                                 (662) 842-2834

           Securities Registered Pursuant to Section 12(b) of the Act:

                                        NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                 ON WHICH REGISTERED
   ---------------------               -----------------------

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

As of April 15, 1999, there were 18,730,141 shares of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates with an aggregate market value of $111,210,212. As of April 15, 1999, there were 19,129,597 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report
  to Shareholders                                          Parts I, II, and IV
Portions of the Proxy Statement
  for the 1999 Annual meeting of
  shareholders                                             Part III

                 1998 ANNUAL REPORT ON FORM 10-K

                        TABLE OF CONTENTS



PART I                                                      Page
                                                            ----
Item 1.  Business..........................................   4
Item 2.  Properties........................................   6
Item 3.  Legal Proceedings.................................   7
Item 4.  Submission of Matters to a Vote
          of Security Holders..............................   7

Executive Officers of Registrant...........................   8


PART II

Item 5.  Market for the Registrant's Common Stock and
          Related Stockholder Matters......................   9
Item 6.  Selected Financial Data...........................   9
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............   9
Item 8.  Financial Statements and Supplementary Data.......   9
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........   9


PART III

Item 10. Directors and Executive Officers of Registrant....  10
Item 11. Executive Compensation............................  10
Item 12. Security Ownership of Certain Beneficial Owners
          and Management...................................  10
Item 13. Certain Relationships and Related Transactions....  10


PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..............................  11

Signatures.................................................  17

                                     PART I



ITEM 1. BUSINESS

Hancock Fabrics, Inc.,(the Company, which may be referred to as we, us, or our) was incorporated in 1987 as a successor to the retail and wholesale fabric business of Hancock Textile Co., Inc., a Mississippi corporation and a wholly owned subsidiary of Lucky Stores, Inc., a Delaware corporation ("Lucky").

Founded in 1957, we operated as a private Company until 1972 when we were acquired by Lucky. We became a publicly owned company as a result of the distribution of shares of common stock to the shareholders of Lucky on May 4, 1987.

The Company is engaged in the retail and wholesale fabric business, selling fabrics and related accessories to the home sewing and home decorating market and at wholesale to independent retailers. We are one of the largest fabric retailers in the United States. At January 31, 1999, we operated 462 fabric stores in 40 states. As a wholesaler of fabrics and related items, we sell to independent retail fabric stores through the wholesale distribution facility in Tupelo, Mississippi.

OPERATIONS

Our stores offer a wide selection of apparel fabrics, notions (which include sewing aids and accessories such as zippers, buttons, threads and ornamentation), patterns, quilting materials and supplies, home decorating products (which include drapery and upholstery fabrics), craft items and related supplies. Each of our retail stores maintains an inventory that includes cotton, woolen and synthetic staple fabrics such as broadcloth, poplin, gaberdine, unbleached muslin and corduroy, as well as seasonal and current fashion fabrics.

Our stores are primarily located in neighborhood shopping centers. The number of stores decreased by 19 in 1998.

As a wholesaler, we sell to
over 100 independent retailers in markets in which the Company has elected not to open our own stores. These wholesale customers accounted for approximately 2% of our total sales for the fiscal year ended January 31, 1999.



MARKETING

We principally serve the home sewing and home decorating markets, which largely consist of women who make clothing for their families and decorations for their homes or who hire professional home seamstresses to sew for them. Quilters, crafters and hobbyists also comprise a portion of the base of customers, as do consumers of bridal, party, prom and special occasion merchandise.

We offer our customers a wide selection of products at prices that we believe are generally lower than the prices charged by our competitors. In addition to staple fabrics and notions for clothing and home decoration, we provide a variety of seasonal and current fashion apparel merchandise.

We use promotional advertising, primarily through newspapers, direct mail and television, to reach target customers. We mail six to ten direct mail promotions each year to approximately 1.2 million households, including the "Directions" magazine which contains discount coupons, sewing instructions, fashion ideas and product advertisements.

During 1994, we entered into an agreement with the Home and Garden Television Network to sponsor a weekly sewing show called "Sew Perfect(TM)." The program, which reaches over 50 million U.S. households, is designed for the beginning and intermediate skilled seamstress.

DISTRIBUTION AND SUPPLY

Our retail stores and wholesale customers are served by our 525,000 square foot warehouse, distribution and headquarters facility in Tupelo, Mississippi. This facility is adequate for the near term and has no major expansion plans for 1999.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise from our warehouse to our retail stores and wholesale customers. Substantially all of the deliveries direct to our stores and wholesale customers from vendors are made by common carriers.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 5% of our merchandise from any one supplier during the fiscal year ended January 31, 1999. We have experienced no difficulty in maintaining satisfactory sources of supply.

COMPETITION

We are among the largest fabric retailers in the United States. We principally compete with other national and regional fabric store chains on the basis of price, selection, quality, service and location.

Our competition has changed significantly in recent years due to rapid expansion that began in the fabric industry in the late 1980's which ultimately led to financial difficulties for many of our competitors and to significant industry consolidation. Store closings and associated inventory liquidations by competitors continued during the first half of 1998, as the piece goods retail capacity adjusted more closely to customer demand.

SEASONALITY

Our business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

EMPLOYEES

At January 31, 1999, we employed approximately 6,500 people on a full-time and part-time basis, approximately 6,200 of whom work in our retail stores. The remainder work in the Tupelo warehouse, distribution and headquarters facility.

GOVERNMENT REGULATION

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of our employees are paid at rates related to Federal and state minimum wages and, accordingly, any increase in the minimum wage would affect our labor cost.



ITEM 2.  PROPERTIES

The Company's 462 retail stores average approximately 12,600 square feet and are located principally in neighborhood shopping centers.

With the exception of four (4) owned locations, our retail stores are leased. The original lease terms generally range from 10 to 20 years and most leases contain one or more renewal options, usually of five years in length. At January 31, 1999, the remaining terms of the leases for stores in operation, including renewal options, averaged approximately 12 years. During 1999, 67 store leases will expire. We are currently negotiating renewals on certain of these leases.

The 525,000 square foot warehouse, distribution and headquarters facility in Tupelo, Mississippi is owned by the Company and is not subject to any mortgage or similar encumbrance. We also own approximately 46 acres of land adjacent to our Tupelo facility, providing room for future expansion.

Reference is made to the information contained in Note 7 to the Consolidated Financial Statements included in the accompanying 1998 Annual Report to Shareholders for information concerning our long-term obligations under leases.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to several legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                        Executive Officers of the Company

                                            Office Presently Held and Business
Name                       Age              Experience During Past Five Years
----                       ---              ----------------------------------

Larry G. Kirk              52               Chairman of the Board and Chief
                                            Executive Officer from June 1997,
                                            Chief Executive Officer and President
                                            from June 1996, President and Chief
                                            Financial Officer prior thereto,
                                            Director from December 1990.


Jack W. Busby, Jr.         56               President, Chief Operating Officer
                                            and Director from June 1997.
                                            Executive Vice President and Chief
                                            Operating Officer from June 1996;
                                            Executive Vice President and Director
                                            of Retail Operations prior thereto.


Bruce D. Smith             40               Senior Vice President, Chief
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





The term of each of the officers expires June 7, 1999.

There are no family relationships among the executive officers.

There are no arrangements or understandings pursuant to which any person was selected as an officer.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock and the associated common stock purchase rights are listed on the New York Stock Exchange and trade under the symbol HKF. Additional information required by this item is incorporated by reference from the table "Quarterly Financial Data" on page 8 and the table "Market Information" on page 25 of the 1998 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

Historical financial information is incorporated by reference from the table "Five-Year Summary of Significant Financial Information" on page 8 of the 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is incorporated by reference from pages 9 to 11 of the 1998 Annual Report to Shareholders.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the "Report of Independent Accountants" found on page 21 and from the consolidated financial statements on pages 12-21 of the 1998 Annual Report to Shareholders.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Directors of the Company is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 1999 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled "Executive Officers of the Company" in Part I of this report.

ITEM 11:  EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference from the discussion under the heading "Compensation of Executive Officers and Directors" in our Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management is incorporated by reference from the table on page 2 of the Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information about certain relationships and related transaction concerning "Executive Officers of the Registrant" is included in Part I.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                        Pages in the 1998
                                                         Annual Report to
14 (a) (1) Financial Statements                            Shareholders
                                                        -----------------

            Report of Independent Accountants................     21
            Consolidated Statement of Earnings...............     12
            Consolidated Balance Sheet ......................     13
            Consolidated Statement of Cash Flows ............     14
            Consolidated Statement of Shareholders' Equity...     15
            Notes to Consolidated Financial Statements.......  16-21

14 (a) (2) Consolidated Financial Statement Schedules

         All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements.

         Supplementary data:
            Selected Quarterly Financial Data................      8




14 (a) (3)

         3.1 e             Certificate of Incorporation of Registrant.
         3.2 h             By-Laws of Registrant.
         4.1 c             Certificate of Incorporation of Registrant.
         4.2 h             By-Laws of Registrant.
         4.3 b             Rights Agreement between Registrant and
                           C & S/Sovran Trust Company (Georgia), N.A., as amended March 14, 1991 and restated as of April 2, 1991.

          4.4 e            Amendment to Rights Agreement between Registrant
                           and NationsBank of Georgia, N.A.(formerly C & S/
                           Sovran Trust Company (Georgia), N.A.) dated June 25,
                           1992.
          4.5 e            Agreement between Registrant and Continental
                           Stock Transfer & Trust Company (as Rights Agent)
                           dated as of July 16, 1992.
          4.6 f            Credit Agreement among Registrant and
                           NationsBank of Georgia, National Association, as
                           Agent and Lenders as Signatories Hereto
                           ("Credit Agreement") dated as of September 20, 1993.
          4.7              Credit Agreement among Registrant and Wachovia Bank
                           as Agent and Lenders as Signatories Hereto
                           ("Wachovia Credit Agreement") dated as of April 16,
                           1999.
         10.1 f            Credit Agreement dated as of September 20, 1993.
         10.2 h            Amendment to Credit Agreement dated as of May
                           31, 1995.
         10.3 j            Amendment to Credit Agreement dated as of April 1,
                           1998.
         10.4              Amendment to Credit Agreement dated as of June 10,
                           1998.
         10.5              Wachovia Credit Agreement dated as of April 16,
                           1999, incorporated by reference to Exhibit 4.7 filed herewith.
         10.6              Termination of Credit Agreement among Registrant and
                           NationsBank of Georgia, National Association, as
                           Agent dated as of April 16, 1999.
         10.7 h            Form of Indemnification Agreements dated June 8,
                           1995 between Registrant and each of Jack W. Busby,
                           Jr., R. Randolph Devening, Don L. Fruge, Larry G.
                           Kirk and Donna L. Weaver.
         10.8 h            Form of Indemnification Agreements dated June 8,
                           1995 between Registrant and each of Dean W.
                           Abraham, Bradley A. Berg, Larry D. Fair, James A.
                           Gilmore, David A. Lancaster, Billy M. Morgan, James
                           A. Nolting, William D. Smothers,  and Carl W.
                           Zander.
         10.9 i            Form of Indemnification Agreement dated June 13,
                           1996 between the Registrant and each of Tom R.
                           Collins, Jeffie L. Gatlin, Ellen J. Kennedy, Bruce
                           E. Rockstad and William A. Sheffield, Jr.

         10.10 i           Indemnification Agreement between Registrant and
                           Bruce D. Smith dated as of December 10, 1996.
         10.11 j           Indemnification Agreement between Registrant and
                           Phil L. Munie dated as of March 13, 1997.
         10.12 b *         Agreement between Registrant and Jack W. Busby, Jr.
                           dated as of June 9, 1988.
         10.13 b *         Agreement to Secure Certain Contingent Payments
                           between Registrant and Jack W. Busby, Jr. dated as
                           of June 9, 1988.
         10.14 a *         Agreement between Registrant and Larry G. Kirk dated
                           as of June 9, 1988.
         10.15 a *         Agreement to Secure Certain Contingent Payments
                           between Registrant and Larry G. Kirk dated as of June
                           9, 1988.
         10.16 h *         Form of Amendment, Extension and Restatement of
                           Severance Agreement between Registrant and
                           each of Jack W. Busby, Jr. and Larry G. Kirk dated
                           as of March 14, 1996.
         10.17 i *         Amendment to Deferred Compensation Agreement,
                           Severance Agreement, and Agreement to Secure Certain
                           Contingent Payments between Registrant and Larry G.
                           Kirk dated as of June 13, 1996.
         10.18 i *         Amendment to Deferred Compensation, and Agreement
                           to Secure Certain Contingent Payments between
                           Registrant and Jack W. Busby, Jr., dated as of June
                           13, 1996.
         10.19 i *         Agreement between Registrant and Bruce D. Smith
                           dated as of December 10, 1996.
         10.20 i *         Severance Agreement between Registrant and Bruce D.
                           Smith dated as of December 10, 1996.
         10.21 i *         Agreement to Secure Certain Contingent Payments
                           between Registrant and Bruce D. Smith dated as of
                           December 10, 1996.
         10.22 g *         Supplemental Retirement Plan, as amended.
         10.23 d *         1987 Stock Option Plan, as amended.
         10.24 i *         1996 Stock Option Plan.
         10.25 c *         Extra Compensation Plan.
         10.26 a *         1989 Restricted Stock Plan.
         10.27 i *         1995 Restricted Stock Plan.
         10.28 h *         1991 Stock Compensation Plan for Nonemployee
                           Directors, as amended.
         10.29   *         Officer Incentive Compensation Plan.
         11                Computation of Earnings Per Share.
         13                Portions of the Hancock Fabrics, Inc. 1998 Annual

                           Report to Shareholders (for the fiscal year ended
                           January 31, 1999) incorporated by reference in this
                           filing.
         21                Subsidiaries of the Registrant.
         23                Consent of PricewaterhouseCoopers LLP.
         27                Financial Data Schedule (for SEC use only)
------------

            a Incorporated by reference from Registrant's Form 10-K dated April 26, 1990 as filed with the Securities and Exchange Commission.

            b Incorporated by reference from Registrant's Form 10-K dated April 26, 1991 as filed with the Securities and Exchange Commission.

            c Incorporated by reference from Registrant's Form 10-K dated April 27, 1992 as filed with the Securities and Exchange Commission.

            d Incorporated by reference from Registrant's Form 10-Q dated June 12, 1992 as filed with the Securities and Exchange Commission.

            e Incorporated by reference from Registrant's Form 10-K dated April 26, 1993 as filed with the Securities and Exchange Commission.

          f Incorporated by reference from Registrant's Form 10-K dated April 27, 1994 as filed with the Securities and Exchange Commission.

          g Incorporated by reference from Registrant's Form 10-K dated April 24, 1995 as filed with the Securities and Exchange Commission.

          h Incorporated by reference from Registrant's Form 10-K dated April 22, 1996 as filed with the Securities and Exchange Commission.

          i Incorporated by reference from Registrant's Form 10-K dated April 22, 1997 as filed with the Securities and Exchange Commission.

          j Incorporated by reference from Registrant's Form 10-K dated April 27, 1998 as filed with the Securities and Exchange Commission.

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

                         UNDERTAKING IN CONNECTION WITH
                       REGISTRATION STATEMENTS ON FORM S-8

For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-17215 (filed September 15, 1987), 33-29138 (filed June 12, 1989),
333-32295 (filed July 28, 1997) and 333-32229 (filed July 28, 1997):

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1999.

                                            HANCOCK FABRICS, INC


                                            By   /s/ Larry G. Kirk
                                              -------------------------
                                                   Larry G. Kirk
                                            Chairman of the Board and
                                             Chief Executive Officer



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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of April, 1999

        SIGNATURE                          TITLE
/s/ Larry G. Kirk                  Chairman of the Board, Chief Executive
----------------------------         Officer and Director
(Larry G. Kirk)

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