Form 10-Q
period 1999-05-02
HANCOCK FABRICS INC
filed 1999-06-14
CIK 812906

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               MAY 2, 1999
                               ----------------------------------------------

                                       or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------------------

COMMISSION FILE NUMBER          1-9482
                      ----------------------------------------------------------

                              HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                               64-0740905
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

Yes [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


As of May 2, 1999, the registrant had outstanding an aggregate of 19,128,351 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX

--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)                                                     Page Numbers

    Consolidated Balance Sheet as of May 2, 1999 and January 31, 1999                                 3


    Consolidated Statement of Earnings for the Thirteen Weeks ended
     May 2, 1999 and May 3, 1998                                                                      4


    Consolidated Statement of Shareholders' Equity for the
     Thirteen Weeks ended May 2, 1999                                                                 5


    Consolidated Statement of Cash Flows for the Thirteen Weeks ended
     May 2, 1999 and May 3, 1998                                                                      6


    Notes to Consolidated Financial Statements                                                        7


  Item 2.  Management's Discussion and Analysis of  Financial Condition
     and Results of Operations                                                                      8 - 11




  Item 4.  Submission of Matters to a Vote of Securityholders                                        12

  Item 6.  Exhibits and Reports on Form 8-K                                                          12


   SIGNATURE                                                                                         13

                          PART I. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

------------------------------------------------------------------------------------------------------------
(in thousands, except for                                                      May 2,            January 31,
 share and per share amounts)                                                   1999                1999

------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                $  10,718             $   6,959
    Receivables, less allowance for doubtful accounts                            1,415                 1,595
    Inventories                                                                134,890               142,249
    Prepaid expenses                                                             3,605                 3,775
------------------------------------------------------------------------------------------------------------
    Total current assets                                                       150,628               154,578

Property and equipment, at depreciated cost                                     24,741                23,833
Deferred tax asset                                                              10,122                10,703
Other assets                                                                     5,829                 3,290
------------------------------------------------------------------------------------------------------------

    Total assets                                                             $ 191,320             $ 192,404
============================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $  36,585             $  36,881
    Accrued liabilities                                                         14,813                14,104
    Deferred tax liabilities                                                     2,740                 2,562
    Income taxes                                                                 1,347                 2,313
------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                   55,485                55,860

Long-term debt obligations                                                      30,000                29,000
Postretirement benefits other than pensions                                     20,475                20,334
Reserve for store closings                                                       5,490                 6,079
Other liabilities                                                                3,786                 3,979
------------------------------------------------------------------------------------------------------------
    Total liabilities                                                          115,236               115,252
------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   29,143,426 and 28,547,826 issued and outstanding, respectively                  291                   285
  Additional paid-in capital                                                    39,092                35,133
  Retained earnings                                                            173,371               174,180
  Treasury stock, at cost, 10,015,075 and 9,952,881
   shares held, respectively                                                  (128,288)             (127,867)
  Deferred compensation on restricted stock
   incentive plan                                                               (8,382)               (4,579)
------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                  76,084                77,152
------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                               $ 191,320             $ 192,404
============================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

------------------------------------------------------------------------------------
(in thousands, except
 per share amounts)                                           Thirteen Weeks Ended
                                                            ------------------------
                                                              May 2,          May 3,
                                                               1999            1998
------------------------------------------------------------------------------------

Sales                                                       $ 96,365        $ 97,796
Cost of goods sold                                            51,069          50,639
------------------------------------------------------------------------------------

  Gross profit                                                45,296          47,157
------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                         41,917          42,778
  Depreciation and amortization                                1,156             933
  Interest expense                                               535             176
  Interest income                                                (41)            (37)
------------------------------------------------------------------------------------
  Total operating and interest expenses                       43,567          43,850
------------------------------------------------------------------------------------

Earnings before taxes                                          1,729           3,307
Income taxes                                                     625           1,200
------------------------------------------------------------------------------------

Net earnings                                                $  1,104        $  2,107
====================================================================================

Earnings per share
    Basic                                                   $   0.06        $   0.10
    Diluted                                                 $   0.06        $   0.10

====================================================================================

Weighted average shares outstanding
    Basic                                                     18,149          20,684
    Diluted                                                   18,149          21,200

====================================================================================

Dividends per share                                         $   0.10        $   0.10
====================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                         Common Stock      Additional                 Treasury Stock     Deferred     Total
                                         -------------------   Paid-in   Retained      ------------------      Com-   Shareholders'
                                         Shares       Amount   Capital   Earnings      Shares      Amount   pensation    Equity

-----------------------------------------------------------------------------------------------------------------------------------
Thirteen weeks

-----------------------------------------------------------------------------------------------------------------------------------

Balance January 31, 1999               28,547,826      $285    $35,133   $174,180    (9,952,881) $(127,867)  $(4,579)   $77,152
Net earnings                                                                1,104                                         1,104
Cash dividend - $.10 per
 share on a quarterly basis                                                (1,913)                                       (1,913)
Exercise of stock options                                                                                                     0
Restricted stock transactions             595,600         6      4,126                                        (4,132)         0
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                   (167)                                          329        162
Purchase of treasury stock                                                              (62,194)      (421)                (421)

-----------------------------------------------------------------------------------------------------------------------------------

Balance May 2, 1999                    29,143,426      $291    $39,092   $173,371   (10,015,075) $(128,288)  $(8,382)   $76,084

===================================================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

----------------------------------------------------------------------------------------------------
(in thousands)
                                                                           Thirteen Weeks Ended
                                                                       -----------------------------
                                                                        May 2,               May 3,
                                                                         1999                 1998

----------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings                                                         $  1,104             $  2,107
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                                         1,156                  933
    LIFO charge (credit)                                                   (200)                (400)
    Deferred income taxes                                                   581                  578
    Amortization of deferred compensation on
     restricted stock incentive plan                                        329                  338
    (Increase) decrease in assets
      Receivables and prepaid expenses                                      350                  904
      Inventory at current cost                                           7,559                2,374
      Other noncurrent assets                                            (2,539)                (648)
    Increase (decrease) in liabilities
      Accounts payable                                                     (296)                 589
      Accrued liabilities                                                   709               (1,854)
      Current income tax obligations                                       (955)                 506
      Postretirement benefits other than pensions                           141                  147
      Reserve for closed stores                                            (589)
      Other liabilities                                                    (193)                  57

----------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                            7,157                5,631

----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                    (2,064)              (1,643)
  Other                                                                                         (704)

----------------------------------------------------------------------------------------------------
     Net cash used in investing activities                               (2,064)              (2,347)

----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving credit agreement               1,000                4,000
  Purchase of treasury stock                                               (421)              (6,677)
  Proceeds from exercise of stock options                                     0                1,533
  Cash dividends paid                                                    (1,913)              (2,126)

----------------------------------------------------------------------------------------------------
     Net cash used in financing activities                               (1,334)              (3,270)

----------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                     3,759                   14

Cash and cash equivalents:
  Beginning of period                                                     6,959                7,057
----------------------------------------------------------------------------------------------------

  End of period                                                        $ 10,718             $  7,071
====================================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                           $    353             $    166
    Income taxes                                                       $    998             $    213
====================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------
NOTE 1:  BASIS OF PRESENTATION

-------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 31, 1999 incorporated into the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week period are not necessarily indicative of the results to be expected for the full fiscal year.


-------------------------------------------------------------------------------
NOTE 2:  EARNINGS PER SHARE

-------------------------------------------------------------------------------

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
FINANCIAL CONDITION

-------------------------------------------------------------------------------

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 3 stores and closed 8 stores during the thirteen weeks ended May 2, 1999 resulting in a total of 457 stores at period end.

During the thirteen weeks ended May 2, 1999, inventory decreased $7.6 million. Reductions in stock levels due to efforts to improve asset productivity and through store closings and seasonal factors contributed to the overall inventory decrease. In the first quarter of this year, cash of $421 thousand and $1.9 million was used to fund treasury stock purchases and payment of dividends, respectively. At May 2, 1999, the Company had $30 million in outstanding debt, or about 28% of total capitalization, compared to $14 million in outstanding debt in the prior year.

Hancock has agreed to acquire certain of the store leases of Mae's Fabrics, which operates in nine mid-Atlantic states. The actual number of stores to be acquired and the purchase price is dependent on the number of leases that are ultimately assigned. It is expected that Hancock will take possession of the store properties in July, 1999.

-------------------------------------------------------------------------------
RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Thirteen weeks ended May 2, 1999 compared to thirteen weeks ended May 3, 1998

Net earnings were $1.1 million, or $.06 per share, compared with $2.1 million, or $.10 per share, in the comparable period of the prior year. The decrease in earnings resulted primarily from a lower gross margin.

Sales decreased to $96.4 million from $97.8 million in the same period of the prior year, as an increase of 1.2% in comparable store sales was more than offset by a $2.5 million decrease in sales from net store opening and closing activity. Deflation in product prices has continued to put pressure on sales, even though unit volume is higher.

Gross margin decreased to 47.0% from 48.2% in the first quarters of 1999 and 1998 respectively, due to more promotions designed to drive sales during this period of deflation.

Despite only a marginal increase in comparable store sales, operating expenses as a percentage of sales were 44.7% in the first quarter of both years. Interest expense was higher due to the higher average debt level resulting from treasury stock repurchases over the last twelve months.

-------------------------------------------------------------------------------
EFFECT OF INFLATION

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

Inflation is one of the key factors used in the calculation of the LIFO charge to Cost of Sales. A deflation trend in recent quarters, combined with inventory reductions, has caused LIFO credits.

-------------------------------------------------------------------------------
SEASONALITY

-------------------------------------------------------------------------------

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.


-------------------------------------------------------------------------------
YEAR 2000 IMPACT

-------------------------------------------------------------------------------

Hancock recognizes the potential impact that the year-2000 issue may have relative to its computer systems and has implemented an action plan to ensure that all systems will be fully year-2000 compliant. The action plan includes a combination of modifications that have been substantially completed internally or through software upgrades from Hancock's software vendors. To date, the Company is 90% complete on the remediation of its systems and expects to complete the necessary software reprogramming and replacement no later than July 31, 1999. Implementation and testing of the modifications are approximately 80% complete and are expected to be completed by August 31, 1999. Based on current estimates, the total cost associated with the year-2000 issue will be less than $100,000, all of which has been or will be expensed as incurred.

Hancock has also communicated with all its significant merchandise suppliers and service providers to determine the extent to which Hancock is dependent upon those third parties' remediation of their own year-2000 issues. Although the failure by either companies to timely convert their systems would have an insignificant impact on Hancock's systems (because of the limited interface), there can be no assurance that such failure would not have a material impact on Hancock's operations because of the companies' inability to supply Hancock with merchandise or service on a timely basis.

-------------------------------------------------------------------------------
FORWARD - LOOKING STATEMENTS

-------------------------------------------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain qualifying forward-looking statements. Certain information included in this Form 10Q contains statements that are forward-looking, such as statements related to financial items and results, plans for future expansion, store remodels, store closure and other business development, activities, capital spending or financing sources, capital structure, stability of interest rates during periods of borrowings and the effects of regulation and competition, and the year-2000 impact on the Company's systems. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future. Accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of Hancock. These risks and uncertainties include, but are not limited to, those described above.

                           PART II. OTHER INFORMATION

HANCOCK FABRICS, INC.
-------------------------------------------------------------------------------

Item 4.  Submission of matter to a vote of security holders

         (a)      Registrant's Annual Meeting of Shareholders was held June
                  7, 1999.
         (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and such nominees were elected.
         (c) The vote in the uncontested election of such nominees was as follows: 15,303,249 votes cast for and 83,763 votes withheld for Mr. Jack W. Busby and 15,299,299 votes cast for and 87,713 votes withheld for Mrs. Donna L. Weaver.
         (d)      Inapplicable.

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



                                      HANCOCK FABRICS, INC.
                                          (Registrant)


                                      By: /S/ Bruce D. Smith
                                         ---------------------------------------
                                                    Bruce D. Smith
                                               Senior Vice President and
                                                Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)


Date: June 14, 1999