Form 10-Q
period 1999-08-01
HANCOCK FABRICS INC
filed 1999-09-15
CIK 812906

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   AUGUST 1, 1999
                              --------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ______________to____________________
COMMISSION FILE NUMBER     1-9482
                       -----------------------------

                              HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              64-0740905
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

As of August 1, 1999, the registrant had outstanding an aggregate of 19,003,554 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX

--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION:


  Item 1.  Financial Statements (unaudited)                           Page Numbers
    Consolidated Balance Sheet as of August 1, 1999 and
      January 31, 1999                                                    3

    Consolidated Statement of Earnings for the Thirteen Weeks and
      Twenty-six Weeks Ended August 1, 1999 and August 2, 1998            4

    Consolidated Statement of Shareholders' Equity for the
      Twenty-six Weeks Ended August 1, 1999                               5

    Consolidated Statement of Cash Flows for the Twenty-six
      Weeks Ended August 1, 1999 and August 2, 1998                       6

    Notes to Consolidated Financial Statements                            7

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                8 - 10

PART II.  OTHER INFORMATION:

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks    11

  Item 6.  Exhibits and Reports on Form 8-K                               11

SIGNATURE                                                                 12



                          PART I. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

--------------------------------------------------------------------------------------------------------------
(in thousands, except for                                                  August 1,               January 31,
  share and per share amounts)                                               1999                     1999

--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $   7,777                $   6,959
  Receivables, less allowance for doubtful accounts                           1,455                    1,595
  Inventories                                                               138,640                  142,249
  Prepaid expenses                                                            4,451                    3,775
--------------------------------------------------------------------------------------------------------------
  Total current assets                                                      152,323                  154,578

Property and equipment, at depreciated cost                                  26,240                   23,833
Deferred tax asset                                                           10,451                   10,703
Other assets                                                                  5,801                    3,290
--------------------------------------------------------------------------------------------------------------

  Total assets                                                            $ 194,815                $ 192,404
==============================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $  36,081                $  36,881
  Accrued liabilities                                                        15,933                   14,104
  Deferred tax liability                                                      2,750                    2,562
  Income taxes                                                                  724                    2,313
--------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                  55,488                   55,860

Long-term debt obligations                                                   37,000                   29,000
Postretirement benefits other than pensions                                  20,598                   20,334
Reserve for store closings                                                    4,821                    6,079
Other liabilities                                                             3,733                    3,979
--------------------------------------------------------------------------------------------------------------
  Total liabilities                                                         121,640                  115,252
--------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
  29,143,426 and 28,547,826 issued and outstanding, respectively                291                      285
  Additional paid-in capital                                                 39,126                   35,133
  Retained earnings                                                         170,712                  174,180
  Treasury stock, at cost, 10,139,872 and 9,952,881
    shares held, respectively                                              (128,927)                (127,867)
  Deferred compensation on restricted stock incentive plan                   (8,027)                  (4,579)
--------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                 73,175                   77,152
--------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                              $ 194,815                $ 192,404
==============================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)


--------------------------------------------------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                                        Thirteen Weeks Ended                      Twenty-six Weeks Ended
                                                       --------------------------------         --------------------------------
                                                        August 1,            August 2,            August 1,            August 2,
                                                          1999                 1998                 1999                 1998
--------------------------------------------------------------------------------------------------------------------------------

Sales                                                    $82,848              $85,372             $179,213             $183,168
Cost of goods sold                                        42,781               43,650               93,850               94,289
--------------------------------------------------------------------------------------------------------------------------------

  Gross profit                                            40,067               41,722               85,363               88,879
--------------------------------------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                     39,542               39,794               81,459               82,572
  Depreciation and amortization                            1,162                  974                2,318                1,907
  Interest expense                                           629                  304                1,164                  480
  Interest income                                            (76)                 (40)                (117)                 (77)
--------------------------------------------------------------------------------------------------------------------------------
  Total operating and interest expenses                   41,257               41,032               84,824               84,882
--------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before taxes                              (1,190)                 690                  539                3,997
Income taxes                                                (431)                 248                  194                1,448
--------------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                        ($759)             $   442             $    345             $  2,549
================================================================================================================================

Earnings (loss) per share
    Basic                                                 ($0.04)             $  0.02             $   0.02             $   0.12
    Diluted                                               ($0.04)             $  0.02             $   0.02             $   0.12

================================================================================================================================

Weighted average shares outstanding
    Basic                                                 18,119               20,299               18,134               20,456
    Diluted                                               18,119               20,595               18,134               20,871

================================================================================================================================

Dividends per share                                      $  0.10              $  0.10             $   0.20             $   0.20
================================================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)


------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                     Common Stock     Additional                  Treasury Stock         Deferred       Total
                                    ---------------------  Paid-in   Retained      -------------------        Com-     Shareholders'
                                      Shares      Amount   Capital   Earnings      Share        Amount      pensation     Equity

------------------------------------------------------------------------------------------------------------------------------------
Twenty-six weeks
------------------------------------------------------------------------------------------------------------------------------------

Balance January 31, 1999             28,547,826   $285     $35,133   $174,180   (9,952,881)    ($127,867)     ($4,579)      $77,152
Net earnings                                                              345                                                   345
Cash dividend - $.10 per
 share on a quarterly basis                                            (3,813)                                               (3,813)
Exercise of stock options                                                                                                         0
Restricted stock transactions           595,600      6       4,126                                             (4,132)            0
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                               (133)                                               684           551
Issuance of shares under directors'
 stock plan                                                                                                                       0
Purchase of treasury stock                                                        (186,991)       (1,060)                    (1,060)

------------------------------------------------------------------------------------------------------------------------------------

Balance August 1, 1999               29,143,426   $291     $39,126   $170,712  (10,139,872)    ($128,927)     ($8,027)      $73,175
====================================================================================================================================



See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)


---------------------------------------------------------------------------------------------------
(in thousands)
                                                                        Twenty-six Weeks Ended
                                                                  ---------------------------------
                                                                    August 1,             August 2,
                                                                       1999                 1998
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                      $    345              $  2,549
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                                      2,318                 1,907
    LIFO charge (credit)                                                (600)                 (400)
    Deferred income taxes                                                252                   218
    Amortization of deferred compensation on
     restricted stock incentive plan                                     684                   676
    (Increase) decrease in assets
      Receivables and prepaid expenses                                  (536)                   12
      Inventory at current cost                                        4,209                (6,348)
      Other noncurrent assets                                         (2,511)                 (747)
    Increase (decrease) in liabilities
      Accounts payable                                                  (800)                1,195
      Accrued liabilities                                              1,829                (1,048)
      Current income tax obligations                                  (1,534)               (1,357)
      Postretirement benefits other than pensions                        264                   280
      Reserve for closed stores                                       (1,258)
      Other liabilities                                                 (246)                  111

---------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities               2,416                (2,952)
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                 (4,725)               (3,311)
  Dispositions of property and equipment                                                        58
  Other                                                                                     (1,157)
---------------------------------------------------------------------------------------------------
     Net cash used in investing activities                            (4,725)               (4,410)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term debt borrowing                                             8,000                22,000
  Purchase of treasury stock                                          (1,060)              (12,585)
  Proceeds from exercise of stock options                                                    1,706
  Shares issued under director's stock plan                                                     72
  Cash dividends paid                                                 (3,813)               (4,183)

---------------------------------------------------------------------------------------------------
     Net cash used in (provided by) financing activities               3,127                 7,010

---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         818                  (352)

Cash and cash equivalents:
  Beginning of period                                                  6,959                 7,057
---------------------------------------------------------------------------------------------------

  End of period                                                     $  7,777              $  6,705
===================================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                        $    766              $    229
    Income taxes                                                    $  2,331              $  2,422
===================================================================================================



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

HANCOCK FABRICS, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 7 stores and closed 18 stores during the thirteen weeks ended August 1, 1999 resulting in a total of 446 stores at period end.

During the twenty-six weeks ended August 1, 1999 inventory decreased $4.2 million. Reductions in stock levels due to efforts to improve asset productivity and through store closings contributed to the overall inventory decrease. Cash was used to fund $1.0 million of treasury stock repurchases and dividend payments totaling $3.8 million. At August 1, 1999, the Company had $37 million in outstanding debt, or about 34% of total capitalization, compared to $32 million in outstanding debt at the end of last year.

Hancock has agreed to acquire, for approximately $2.5 million in cash, certain leases of Mae's Fabrics for 30 stores operating in nine Mid-Atlantic states. Hancock began taking possession of the store properties in July 1999 and expects to be operating all of the acquired stores by mid-October 1999.

RESULTS OF OPERATIONS

Thirteen weeks ended August 1, 1999 compared to thirteen weeks ended August 2, 1998

Net loss was $759 thousand, or $.04 per share, compared with net earnings of $345 thousand, or $.02 per share, in the same period of the prior year. The decrease in earnings resulted from lower gross margins and higher operating expenses as a percentage of sales.

Sales decreased to $82.8 million from $85.4 million in the same period of the prior year, as an increase of .3% in comparable store sales was more than offset by a $2.8 million decrease in sales from net store opening and closing activity. Deflation in product prices has continued to put pressure on comparable store sales, even though unit volume is higher.

Gross margin decreased to 48.4% from 48.9% due to more promotions designed to drive sales during this period of deflation.

In the second quarter of 1999, operating expenses as a percentage of sales increased to 49.8% from 48.1% due to the effect of lower number of stores, higher payroll costs caused by the tight labor market and higher advertising expense.

Interest expense increased due to a higher average debt level resulting from treasury stock repurchases over the last twelve months.

Twenty-six weeks ended August 1, 1999 compared to twenty-six weeks ended August 2, 1998

Net earnings were $345 thousand, or $.02 per share, compared to $2.5 million, or $.12 per share, in the comparable period of the prior year. The decrease was primarily due to lower gross margins and higher operating expenses as a percentage of sales.

Sales were $179.2 million, compared to $183.2 million last year. Comparable store sales increased .8% but were offset by a $5.2 million reduction in sales from net store opening and closing activity. Deflation in product prices has continued to put pressure on comparable store sales, even though unit volume is higher.

Gross margin decreased to 47.6% in the first twenty-six weeks of 1999 from 48.5% in the comparable period of 1998 due to more promotions designed to drive sales during this period of deflation.

Operating expenses as a percentage of sales increased to 47.3% from 46.3% for the same period of the prior year due to the effect of lower number of stores, higher payroll costs caused by the tight market and advertising expense.

Interest expense was higher due to higher average debt levels resulting from treasury stock repurchases over the last twelve months.

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

Inflation is one of the key factors used in the calculation of the LIFO charge to Cost of Sales. A deflationary trend in product costs in recent quarters, combined with inventory reductions, has caused LIFO credits.

SEASONALITY

The Company's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

YEAR 2000 IMPACT

Hancock recognizes the potential impact that the year-2000 issue may have relative to its computer systems and has implemented an action plan to ensure that all systems will be fully year-2000 compliant. The action plan includes a combination of modifications that have been substantially completed internally or through software upgrades from Hancock's software vendors.

To date, the Company is 95% complete on the remediation of its systems and expects to complete the necessary software reprogramming and replacement no later than October 31, 1999. Implementation and testing of the modifications are approximately 95% complete and are expected to be completed by November 15, 1999. Based on current estimates, the total cost associated with the year-2000 issue will be less than $100,000, all of which has been or will be expensed as incurred.

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

                       PART II.  OTHER INFORMATION

HANCOCK FABRICS, INC.

----------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         The Company has no holding of derivative financial or commodity instruments at August 1, 1999. The Company is exposed to financial market risks, including charges in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the Money Market Rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -

         11   Statement regarding computation of earnings per share
         27   Financial Data Schedule (only submitted to SEC in electronic format).

         (b) Reports on Form 8-K -
         None

HANCOCK FABRICS, INC.
SIGNATURE

----------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HANCOCK FABRICS, INC.
                                            (Registrant)

                                         By: /s/ Bruce D. Smith
                                            ----------------------------------
                                            Bruce D. Smith
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Date: September 15, 1999