Form 10-Q
period 1999-10-31
HANCOCK FABRICS INC
filed 1999-12-13
CIK 812906

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999
                                                -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________to______________

                          COMMISSION FILE NUMBER   1-9482
                                                 -----------

                              HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                      64-0740905
     (State of other jurisdiction of                     (I. R. S. Employer
      incorporation or organization)                     Identification No.)

                    3406 WEST MAIN STREET, TUPELO, MS 38803
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (662) 842-2834
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [x]     NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of October 31, 1999, the registrant had outstanding an aggregate of 18,989,596 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX

--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)                               Page Numbers
    Consolidated Balance Sheet as of October 31, 1999 and
      January 31, 1999                                                          3


    Consolidated Statement of Earnings for the Thirteen Weeks and Thirty-nine
      Weeks Ended October 31, 1999 and November 1, 1998                         4


    Consolidated Statement of Shareholders' Equity for the Thirty-nine Weeks
      Ended October 31, 1999                                                    5


    Consolidated Statement of Cash Flows for the Thirty-nine Weeks Ended
      October 31, 1999 and November 1, 1998                                     6

    Notes to Consolidated Financial Statements                                7 - 8


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8 - 10


PART II.  OTHER INFORMATION:

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks          10

  Item 6.  Exhibits and Reports on Form 8-K                                     11


SIGNATURE                                                                       11

PART I. FINANCIAL INFORMATION

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)


-----------------------------------------------------------------------------------------------------
(in thousands, except for                                              October 31,         January 31,
  share and per share amounts)                                            1999                1999
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                          $  10,900           $   6,959
    Receivables, less allowance for doubtful accounts                      1,761               1,595
    Inventories                                                          145,758             142,249
    Prepaid expenses                                                       3,712               3,775
-----------------------------------------------------------------------------------------------------
    Total current assets                                                 162,131             154,578

Property and equipment, at depreciated cost                               27,044              23,833
Deferred tax asset                                                        11,688              10,703
Other assets                                                               5,888               3,290
-----------------------------------------------------------------------------------------------------

    Total assets                                                       $ 206,751           $ 192,404
=====================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $  45,900           $  36,881
    Accrued liabilities                                                   14,870              14,104
    Deferred tax liabilities                                               3,750               2,562
    Income taxes                                                           2,441               2,313
-----------------------------------------------------------------------------------------------------
    Total current liabilities                                             66,961              55,860

Long-term debt obligations                                                37,000              29,000
Postretirement benefits other than pensions                               20,835              20,334
Reserve for store closings                                                 4,149               6,079
Other liabilities                                                          3,693               3,979
-----------------------------------------------------------------------------------------------------
    Total liabilities                                                    132,638             115,252
-----------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   29,139,726 and 28,547,826 issued and outstanding, respectively            291                 285
  Additional paid-in capital                                              39,134              35,133
  Retained earnings                                                      171,311             174,180
  Treasury stock, at cost, 10,150,130 and 9,952,881
   shares held, respectively                                            (128,974)           (127,867)
  Deferred compensation on restricted stock
   incentive plan                                                         (7,649)             (4,579)
-----------------------------------------------------------------------------------------------------
    Total shareholders' equity                                            74,113              77,152
-----------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                         $ 206,751           $ 192,404
=====================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)


----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                                      Thirteen Weeks Ended                       Thirty-nine Weeks Ended
                                                   -----------------------------------        ------------------------------------
                                                    October 31,           November 1,          October 31,             November 1,
                                                        1999                 1998                 1999                    1998
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                 $98,962             $103,058              $278,175                $286,226
Cost of goods sold                                     49,386               51,946               143,236                 146,235
---------------------------------------------------------------------------------------------------------------------------------

  Gross profit                                         49,576               51,112               134,939                 139,991
---------------------------------------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                  43,746               43,987               125,205                 126,559
  Depreciation and amortization                         1,207                1,073                 3,525                   2,980
  Interest expense                                        789                  564                 1,953                   1,044
  Interest income                                         (71)                 (94)                 (188)                   (171)
---------------------------------------------------------------------------------------------------------------------------------
  Total operating and interest expenses                45,671               45,530               130,495                 130,412
---------------------------------------------------------------------------------------------------------------------------------

Earnings before taxes                                   3,905                5,582                 4,444                   9,579
Income taxes                                            1,406                2,027                 1,600                   3,475
---------------------------------------------------------------------------------------------------------------------------------

Net earnings and comprehensive income                 $ 2,499             $  3,555              $  2,844                $  6,104
=================================================================================================================================

Earnings per share
     Basic                                            $  0.14             $   0.18              $   0.16                $   0.30
     Diluted                                          $  0.14             $   0.18              $   0.16                $   0.30
=================================================================================================================================

Weighted average shares outstanding
     Basic                                             18,059               19,443                18,109                  20,118
     Diluted                                           18,059               19,531                18,109                  20,440

=================================================================================================================================

Dividends per share                                   $  0.10             $   0.10              $   0.30                $   0.30
=================================================================================================================================



See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)


------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                     Common Stock      Additional                  Treasury Stock      Deferred        Total
                                      -----------------    Paid-in    Retained    ---------------------  Compensation  Shareholders'
                                      Shares     Amount    Capital    Earnings     Shares       Amount                   Equity
------------------------------------------------------------------------------------------------------------------------------------
Thirty-nine weeks ended October 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1999            28,547,826    $285     $35,133    $174,180   (9,952,881)  ($127,867)  ($4,579)      $77,152
Net earnings                                                             2,844                                            2,844
Cash dividend - $.10 per
 share on a quarterly basis                                             (5,713)                                          (5,713)
Exercise of stock options
Restricted stock transactions          595,600       6       4,126                                         (4,132)            0
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                (99)                                         1,036           937
Cancellation of restricted stock        (3,700)                (26)                                            26
Purchase of treasury stock                                                         (197,249)     (1,107)                 (1,107)
---------------------------------------------------------------------------------------------------------------------------------

Balance October 31, 1999            29,139,726    $291     $39,134    $171,311  (10,150,130)  ($128,974)  ($7,649)      $74,113
=================================================================================================================================





See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)


-----------------------------------------------------------------------------------------------
(in thousands)
                                                                     Thirty-nine Weeks Ended
                                                                  -----------------------------
                                                                  October 31,       November 1,
                                                                     1999              1998
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                      $ 2,844         $  6,104
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                                     3,525            2,980
    LIFO charge (credit)                                               (600)            (300)
    Deferred income taxes                                              (985)           7,709
    Amortization of deferred compensation on
     restricted stock incentive plan                                  1,036              996
    (Increase) decrease in assets
      Receivables and prepaid expenses                                 (103)          (1,087)
      Inventory at current cost                                      (2,909)          (5,909)
      Income tax refundable                                                           (3,568)
      Other noncurrent assets                                        (2,598)          (1,255)
    Increase (decrease) in liabilities
      Accounts payable                                                9,019            7,760
      Accrued liabilities                                               766           (2,035)
      Current income tax obligations                                  1,217           (3,435)
      Postretirement benefits other than pensions                       501              398
      Reserve for closed stores                                      (1,930)
      Other liabilities                                                (286)             289

---------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities              9,497            8,647

---------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                (6,878)          (6,024)
  Dispositions of property and equipment                                142               66
  Other                                                                                 (914)

---------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities             (6,736)          (6,872)

---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving
    credit agreement                                                  8,000           26,000
  Purchase of treasury stock                                         (1,107)         (19,609)
  Proceeds from exercise of stock options                                              1,724
  Shares issued under director's stock plan                                               72
  Cash dividends paid                                                (5,713)          (6,159)

---------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities              1,180            2,028

---------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                      3,941            3,803

Cash and cash equivalents:
  Beginning of period                                                 6,959            7,057
---------------------------------------------------------------------------------------------

  End of period                                                     $10,900         $ 10,860
=============================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                        $ 1,551         $    682
    Income taxes                                                    $ 2,507         $  2,586
=============================================================================================




See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hancock Fabrics, Inc. ("Hancock" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 31, 1999 incorporated into the Company's Annual Report on Form 10-K.

The results of operations for the thirteen and thirty-nine week periods are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2:  EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

COMPUTATION OF EARNINGS PER SHARE
(unaudited)


--------------------------------------------------------------------------------------------------------------
(dollars in thousands, except for                    Thirteen Weeks Ended            Thirty-nine Weeks Ended
 per share amounts)                              ----------------------------      ---------------------------
                                                 October 31,      November 1,      October 31,     November 1,
                                                    1999             1998             1999            1998
--------------------------------------------------------------------------------------------------------------
Basic earnings per share

  Net earnings                                  $     2,499      $     3,555      $     2,844      $     6,104
                                                ===========      ===========      ===========      ===========

  Weighted average number of common shares
   outstanding during period                     18,059,270       19,442,658       18,109,363       20,118,396
                                                ===========      ===========      ===========      ===========

Basic earnings per share                        $      0.14      $      0.18      $      0.16      $      0.30
                                                ===========      ===========      ===========      ===========


Diluted earnings per share
  Net earnings                                  $     2,499      $     3,555      $     2,844      $     6,104
                                                ===========      ===========      ===========      ===========

  Weighted average number of common shares
   outstanding during period                     18,059,270       19,442,658       18,109,363       20,118,396

   Common stock equivalents                               0           88,460                0          254,431

   Contingently issuable shares                           0                0                0           67,597
                                                -----------      -----------      -----------      -----------

                                                 18,059,270       19,531,118       18,109,363       20,440,424
                                                ===========      ===========      ===========      ===========

Diluted earnings per share                      $      0.14      $      0.18      $      0.16      $      0.30
                                                ===========      ===========      ===========      ===========


NOTE 3:  RESERVE FOR STORE CLOSINGS

During the fourth quarter of 1998, the Company recorded a charge of $8,604,000 for revised estimates of net lease obligations for stores closed at January 31, 1999 and stores committed to closing in fiscal 1999. This charge, when combined with an already existing reserve, resulted in a total reserve of $9,022,000 at January 31, 1999. The remaining reserve for store closings at October 31, 1999 represents future net lease obligations required for the locations that have been closed.

The 1999 activity in this reserve is as follows:


                                                   Payments on        Imputed
(in thousands)                January 31, 1999       Reserve          Interest     October 31, 1999
                              ----------------     ------------       --------     ----------------

Reserve for store                  9,022              (2,199)           269              7,092
  closings (current and
  non-current)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 26 stores and closed 20 stores during the thirteen weeks ended October 31, 1999 resulting in a total of 452 stores at period end.

During the thirty-nine weeks ended October 31, 1999 net earnings, bank borrowings and cash generated from higher accounts payable were used to fund additions to property and equipment of $6.7 million, a seasonal inventory increase of $2.9 million, dividend payments of $5.7 million and $1.1 million of treasury stock repurchases.

Hancock acquired, for approximately $2.5 million in cash, certain leases of Mae's Fabrics for 30 stores operating in nine Mid-Atlantic states. Hancock began taking possession of the store properties in July 1999 and all but one was in operation by the end of November. Hancock expects to have the remaining store in operation by the end of the fiscal year.

RESULTS OF OPERATIONS

Thirteen weeks ended October 31, 1999 compared to thirteen weeks ended November 1, 1998

Net earnings were $2.5 million, or $.14 per share, compared with $3.6 million, or $.18 a share in the same period of the prior year. The decrease in earnings resulted from a decrease in comparable store sales and higher operating expenses as a percentage of sales.

Sales decreased to $99.0 million from $103.1 million in the same period of the prior year, as the result of a decrease of .7% in comparable store sales and a $3.4 million decrease in sales from net store opening and closing activity.

Gross margins improved to 50.1% from 49.6% in the last year's third quarter, recovering from the effects of price deflation of goods that has occurred in the last few quarters.

In the third quarter of 1999, total selling, general and administrative expenses as a percentage of sales increased to 44.2% from 42.7% due to the lack of leverage from negative comparable store sales and higher payroll costs caused by the tight labor market. Delays in the openings of the acquired Mae's Fabrics stores due to Mae's bankruptcy filing resulting in preopening expenses that were approximately $400 thousand in excess of normal expense ratios, because of the reduced period of time that sales could be generated during the quarter.

Interest expense increased to a slightly higher average debt level and increased interest rates from the same period of the prior year.

Thirty-nine weeks ended October 31, 1999 compared to thirty-nine weeks ended November 1, 1998

Net earnings were $2.8 million, or $.16 per share, compared with $6.1 million, or $.30 a share in the same period of the prior year. The decrease in earnings resulted from a lower comparable store sales increase and higher operating expenses as a percent of sales.

Sales decreased to $278.2 million from $286.2 million last year. Comparable store sales increased .3% but were more than offset by an $8.7 million reduction in sales from store opening and closing activity.

Gross margins decreased to 48.5% in the first thirty-nine weeks of 1999 from 48.9% in the comparable period of 1998 due to more promotions designed to drive sales during this period of deflation.

Selling, general and administrative expenses as a percentage of sales increased to 45.0% from 44.2% in last year's thirty-nine week period due to the lack of leverage from low comparable store sales and higher payroll costs caused by the tight labor market.

Interest expense was higher due to higher average debt levels resulting from treasury stock repurchases and increased interest rates from the same period of the prior year.

EFFECTS OF INFLATION

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

SEASONALITY

The Company's business is slightly seasonal. Peak sales periods occur in the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

YEAR 2000 IMPACT

Hancock recognizes the potential impact that the year-2000 issue may have relative to its computer systems and has implemented an action plan to ensure that all systems will be fully year-2000 compliant. The action plan includes a combination of modifications that have been substantially completed internally or through software upgrades from Hancock's software vendors.

The Company has now completed the remediation and testing of its systems. The total cost associated with the year-2000 issue was less than $100,000, all of which was expensed as incurred.

Hancock has also communicated with all its significant merchandise suppliers and service providers to determine the extent to which Hancock is vulnerable to those third parties to remediate their own year-2000 issues. Although the failure by other companies to timely convert their systems would have an insignificant impact on Hancock's systems (because of limited interface), there can be no assurance that such failure would not impair these companies' ability to supply Hancock with merchandise or service on a timely basis.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain qualifying forward-looking statements. Certain information included in this Form 10-Q contains statements that are forward-looking, such as statements related to financial items and results, plans for future expansion, store closure and other business development activities, capital spending or financing sources, capital structure, stability of interest rates during periods of borrowings and the effects of regulation, general economic trends, changes in consumer demand or purchase patterns, delays or interruptions in the flow of merchandise between the Company's suppliers and/or its distribution center and its stores, a disruption in the Company's data processing services and competition. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future. Accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of Hancock. These risks and uncertainties include, but are not limited to, those described above.

PART II.  OTHER INFORMATION:

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no holding of derivative financial or commodity instruments at October 31, 1999. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the Money Market Rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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



                                                   HANCOCK FABRICS, INC.
                                                        (Registrant)

                                                   By:  /s/ Bruce D. Smith
                                                       Bruce D. Smith

                                                   Senior Vice President and
                                                     Chief Financial Officer
                                                    (Principal Financial and
                                                       Accounting Officer)

December 13, 1999