Form 10-K405
period 2000-01-30
HANCOCK FABRICS INC
filed 2000-04-27
CIK 812906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  ------------

                                    FORM 10-K

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of April 17, 2000, there were 17,759,917 shares of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates with an aggregate market value of $59,939,720. As of April 17, 2000, there were 18,250,636 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report
  to Shareholders                            Parts I, II, and IV
Portions of the Proxy Statement
  for the 2000 Annual meeting of
  shareholders                               Part III

                 1999 ANNUAL REPORT ON FORM 10-K

                        TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I

Item 1.  Business.......................................................   4
Item 2.  Properties.....................................................   6
Item 3.  Legal Proceedings..............................................   7
Item 4.  Submission of Matters to a Vote
          of Security Holders...........................................   7

Executive Officers of Registrant........................................   8


PART II

Item 5.  Market for the Registrant's Common Stock and
          Related Stockholder Matters...................................   9
Item 6.  Selected Financial Data........................................   9
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   9
Item 7a. Other Matters..................................................   9
Item 8.  Financial Statements and Supplementary Data....................  10
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure........................  10


PART III

Item 10. Directors and Executive Officers of Registrant.................  11
Item 11. Executive Compensation.........................................  11
Item 12. Security Ownership of Certain Beneficial Owners
          and Management................................................  11
Item 13. Certain Relationships and Related Transactions.................  11


PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K...........................................  12

Signatures..............................................................  18

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

The Company is engaged in the retail and wholesale fabric business, selling fabrics and related accessories to the home sewing and home decorating market and at wholesale to independent retailers. We are one of the largest fabric retailers in the United States. At January 30, 2000, we operated 453 fabric stores in 42 states. As a wholesaler of fabrics and related items, we sell to independent retail fabric stores through the wholesale distribution facility in Tupelo, Mississippi.

OPERATIONS

Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics), notions (which include sewing aids and accessories such as zippers, buttons, threads and ornamentation), patterns, quilting materials and supplies, craft items and related supplies. Each of our retail stores maintains an inventory that includes cotton, woolen and synthetic staple fabrics such as broadcloth, poplin, gaberdine, unbleached muslin and corduroy, as well as seasonal and current fashion fabrics.

Our stores are primarily located in neighborhood shopping centers. The number of stores decreased by 9 in 1999.

As a wholesaler, we sell to over 100 independent retailers in markets in which the Company has elected not to open our own stores. These wholesale customers accounted for approximately 1% of our total sales for the fiscal year ended January 30, 2000.

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

We use promotional advertising, primarily through newspapers, direct mail and television, to reach target customers. We mail six to ten direct mail promotions each year to approximately 1.2 million households, including the "Directions" magazine which contains discount coupons, sewing instructions, fashion ideas and product advertisements. In addition to local television advertising, we advertise on the HGTV network that reaches approximately 60 million households.

DISTRIBUTION AND SUPPLY

Our retail stores and wholesale customers are served by our 525,000 square foot warehouse, distribution and headquarters facility in Tupelo, Mississippi. This facility is adequate for the near term and we have no major expansion plans for 2000.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise from our warehouse and vendors to our retail stores and wholesale customers.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 5% of our merchandise from any one supplier during the fiscal year ended January 30, 2000. We have experienced no difficulty in maintaining satisfactory sources of supply.

COMPETITION

We are among the largest fabric retailers in the United States. We principally compete with other national and regional fabric store chains on the basis of price, selection, quality, service and location.

Our competition has changed significantly in recent years due to rapid expansion that began in the fabric industry in the late 1980's which ultimately led to financial difficulties for many of our competitors and to significant industry consolidation. Store closings and associated inventory liquidations by competitors continued during the first half of 1999, as the piece goods retail capacity adjusted more closely to customer demand.

SEASONALITY

Our business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

EMPLOYEES

At January 30, 2000, we employed approximately 6,500 people on a full-time and part-time basis, approximately 6,200 of whom work in our retail stores. The remainder work in the Tupelo warehouse, distribution and headquarters facility.

GOVERNMENT REGULATION

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of our employees are paid at rates related to Federal and state minimum wages and, accordingly, any increase in the minimum wage would affect our labor cost.

ITEM 2.  PROPERTIES

The Company's 453 retail stores average approximately 12,700 square feet and are located principally in neighborhood shopping centers.

With the exception of four (4) owned locations, our retail stores are leased. The original lease terms generally range from 10 to 20 years and most leases contain one or more renewal options, usually of five years in length. At January 30, 2000, the remaining terms of the leases for stores in operation, including renewal options, averaged approximately 12 years. During 2000, 64 store leases will expire. We are currently negotiating renewals on certain of these leases.

The 525,000 square foot warehouse, distribution and headquarters facility in Tupelo, Mississippi is owned by the Company and is not subject to any mortgage or similar encumbrance. We also own approximately 59 acres of land adjacent to our Tupelo facility, providing room for future expansion.

Reference is made to the information contained in Note 7 to the Consolidated Financial Statements included in the accompanying 1999 Annual Report to Shareholders for information concerning our long-term obligations under leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                        Executive Officers of the Company


                                Office Presently Held and Business
Name                  Age       Experience During Past Five Years
----                  ---       ----------------------------------
Larry G. Kirk         53        Chairman of the Board and Chief
                                Executive Officer from June 1997,
                                Chief Executive Officer and President
                                from June 1996, President and Chief
                                Financial Officer prior thereto,
                                Director from December 1990.


Jack W. Busby, Jr.    57        President, Chief Operating Officer
                                and Director from June 1997.
                                Executive Vice President and Chief
                                Operating Officer from June 1996;
                                Executive Vice President and Director
                                of Retail Operations prior thereto.

Bruce D. Smith        41        Senior Vice President, Chief
                                Financial Officer and Treasurer from
                                March 1997, Senior Vice President
                                from November 1996.  Prior thereto,
                                Executive Vice President and Chief
                                Financial Officer with Fred's, Inc.






The term of each of the officers expires June 15, 2000.

There are no family relationships among the executive officers.

There are no arrangements or understandings pursuant to which any person was selected as an officer.

                              PART II


ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock and the associated common stock purchase rights are listed on the New York Stock Exchange and trade under the symbol HKF. Additional information required by this item is incorporated by reference from the table "Quarterly Financial Data" on page 8 and the table "Market Information" on page 25 of the 1999 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

Historical financial information is incorporated by reference from the table "Five-Year Summary of Significant Financial Information" on page 8 of the 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is incorporated by reference from pages 9 to 11 of the 1999 Annual Report to Shareholders.

ITEM 7A. OTHER MATTERS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has no holding of derivative financial or commodity instruments at January 30, 2000. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

OTHER MATTERS

On March 13, 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 98-9, Accounting for Contingent Rent. The EITF indicated that with respect to lessees' accounting for contingent rent, that a lessee should recognize contingent rental expense (in annual periods as well as in interim periods) prior to the achievement of the specified target that triggers the contingent rental expense, provided that achievement of that target is considered probable. Previously recorded rental expense should be reversed into income at such time that it is probable that the specified target will not be met. The Company is already in compliance with EITF 98-9.

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance as to the appropriate timing for recognition of revenue. The company recognizes revenue upon delivery of the product to a customer. Management does not believe that SAB 101 will have any impact on its financial statements.

On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, ("SOP 98-1") which became effective for the Company at the beginning of the current fiscal year. SOP 98-1 defines stages of projects for software developed or obtained for internal use. The SOP requires costs associated with certain stages, as defined, to be either capitalized or expensed. The Company has fully adopted SOP 98-1, which resulted in no material impact on the financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the "Report of Independent Accountants" found on page 21 and from the consolidated financial statements on pages 12-21 of the 1999 Annual Report to Shareholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Directors of the Company is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2000 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled "Executive Officers of the Company" in Part I of this report.

ITEM 11:  EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference from the discussion under the heading "Compensation of Executive Officers and Directors" in our Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management is incorporated by reference from the table on page 2 and 3 of the Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information about certain relationships and related transactions concerning "Executive Officers of the Registrant" is included in Part I.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                  Pages in the 1999
                                                   Annual Report to
14 (a) (1) Financial Statements                     Shareholders
                                                  -----------------

        Report of Independent Accountants................    21
        Consolidated Statement of Earnings...............    12
        Consolidated Balance Sheet ......................    13
        Consolidated Statement of Cash Flows ............    14
        Consolidated Statement of Shareholders' Equity...    15
        Notes to Consolidated Financial Statements....    16-21

14 (a) (2) Consolidated Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements.

     Supplementary data:
        Selected Quarterly Financial Data...............      8



14 (a) (3)

     3.1 e     Certificate of Incorporation of Registrant.
     3.2 g     By-Laws of Registrant.
     4.1 c     Certificate of Incorporation of Registrant.
     4.2 g     By-Laws of Registrant.
     4.3 b     Rights Agreement between Registrant and
               C & S/Sovran Trust Company (Georgia), N.A., as amended March 14, 1991 and restated as of April 2, 1991.

     4.4 e     Amendment to Rights Agreement between Registrant and NationsBank of Georgia, N.A.(formerly C & S/ Sovran Trust Company (Georgia),
               N.A.) dated June 25, 1992.
     4.5 e     Agreement between Registrant and Continental Stock Transfer &
               Trust Company (as Rights Agent) dated as of July 16, 1992.
     4.6 j     Credit Agreement among Registrant and Wachovia Bank as Agent and Lenders as Signatories Hereto ("Wachovia Credit Agreement")
               dated as of April 16, 1999.
    10.1 j     Wachovia Credit Agreement dated as of April 16, 1999.
    10.2 g     Form of Indemnification Agreements dated June 8, 1995 between
               Registrant and each of Jack W. Busby, Jr., R. Randolph Devening,
               Don L. Fruge, Larry G. Kirk and Donna L. Weaver.
    10.3 g     Form of Indemnification Agreements dated June 8, 1995 between
               Registrant and each of Dean W. Abraham, Bradley A. Berg, Larry D.
               Fair, James A. Gilmore, David A. Lancaster, Billy M. Morgan,
               James A. Nolting, William D. Smothers,  and Carl W. Zander.
    10.4 h     Form of Indemnification Agreement dated June 13, 1996 between the Registrant and each of Tom R. Collins, Jeffie L. Gatlin,
               Ellen J. Kennedy, Bruce E. Rockstad and William A. Sheffield, Jr.
    10.5 h     Indemnification Agreement between Registrant and Bruce D. Smith dated as of December 10, 1996.
    10.6 i     Indemnification Agreement between Registrant and Phil L. Munie dated as of March 13, 1997
    10.7 b -   Agreement between Registrant and Jack W. Busby, Jr. dated as of
               June 9, 1988.
    10.8 b -   Agreement to Secure Certain  Contingent Payments between
               Registrant and Jack W. Busby, Jr. dated as of June 9, 1988.
    10.9 a -   Agreement between Registrant and Larry G. Kirk dated as of
               June 9, 1988.
    10.10 a -  Agreement to Secure Certain Contingent Payments between
               Registrant and Larry G. Kirk dated as of June 9, 1988.
    10.11 g -  Form of Amendment, Extension and Restatement of Severance
               Agreement between Registrant and
               each of Jack W. Busby, Jr. and Larry G. Kirk dated as of
               March 14, 1996.
    10.12 h -  Amendment to Deferred Compensation Agreement, Severance
               Agreement, and Agreement to Secure Certain Contingent Payments
               between Registrant and Larry G. Kirk dated as of June 13, 1996.
    10.13 h -  Amendment to Deferred Compensation, and Agreement to Secure
               Certain Contingent Payments between Registrant and Jack W. Busby,
               Jr., dated as of June 13, 1996.
    10.14 h -  Agreement between Registrant and Bruce D. Smith dated as of
               December 10, 1996.
    10.15 h -  Severance Agreement between Registrant and Bruce D. Smith dated as of December 10, 1996.
    10.16 h -  Agreement to Secure Certain Contingent Payments between
               Registrant and Bruce D. Smith dated as of December 10, 1996.
    10.17 f -  Supplemental Retirement Plan, as amended.
    10.18 d -  1987 Stock Option Plan, as amended.
    10.19 h -  1996 Stock Option Plan.
    10.20 c -  Extra Compensation Plan.
    10.21 h -  1995 Restricted Stock Plan.
    10.22 g -  1991 Stock Compensation Plan for Nonemployee Directors, as
               amended.
    10.23 j -  Officer Incentive Compensation Plan.
    10.24      Indemnification Agreement between Registrant and Roger T. Knox dated as of June 21, 1999.
    10.25      Indemnification Agreement between Registrant and Clayton E.
               Stallings dated as of March 15, 2000.
    10.26      Form of Amendment and Renewal of Severance Agreement between
               Registrant and each of Larry G. Kirk, Jack W. Busby and
               Bruce D. Smith.
    13         Portions of the Hancock Fabrics, Inc. 1999 Annual Report to
               Shareholders (for the fiscal year ended January 30, 2000)
               incorporated by reference in this filing.
    21         Subsidiaries of the Registrant.
    23         Consent of PricewaterhouseCoopers LLP.
    27         Financial Data Schedule (only submitted to SEC in electronic format).

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

          e Incorporated by reference from Registrant's Form 10-K dated April
            26, 1993 as filed with the Securities and Exchange Commission.

          f Incorporated by reference from Registrant's Form 10-K dated
            April 24, 1995 as filed with the Securities and Exchange Commission.

          g Incorporated by reference from Registrant's Form 10-K dated April
            22, 1996 as filed with the Securities and Exchange Commission.

          h Incorporated by reference from Registrant's Form 10-K dated April
            22, 1997 as filed with the Securities and Exchange Commission.

          I Incorporated by reference from Registrant's Form 10-K dated April
            27, 1998 as filed with the Securities and Exchange Commission.

          j Incorporated by reference from Registrant's Form 10-K dated April
            30, 1999 as filed with the Securities and Exchange Commission

          - Denotes management contract or compensatory plan or arrangement.

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

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the provisions described in Item 512 (h) of Regulation S-K, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 2000.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of April, 2000.

        SIGNATURE                          TITLE
        ---------                          -----
/s/ Larry G. Kirk                 Chairman of the Board, Chief Executive
----------------------------        Officer and Director
(Larry G. Kirk)

/s/ Jack W. Busby, Jr.            President, Chief Operating Officer and
----------------------------        Director
(Jack W. Busby, Jr.)

/s/ R. Randolph Devening          Director
----------------------------
(R. Randolph Devening)

/s/ Don L. Fruge                  Director
----------------------------
(Don L. Fruge)

/s/ Roger T. Knox                 Director
----------------------------
(Roger T. Knox)

/s/ Donna L. Weaver               Director
----------------------------
(Donna L. Weaver)