Form 10-Q
period 2000-04-30
HANCOCK FABRICS INC
filed 2000-06-12
CIK 812906

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000
                                                 --------------

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

As of April 30, 2000, the registrant had outstanding an aggregate of 18,126,543 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX

PART I.   FINANCIAL INFORMATION:

                                                                                Page Numbers
                                                                                ------------
  Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheet as of April 30, 2000 and January 30, 2000             3

    Consolidated Statement of Earnings for the Thirteen Weeks
      Weeks Ended April 30, 2000 and May 2, 1999                                     4

    Consolidated Statement of Shareholders' Equity for the Thirteen Weeks
      Ended April 30, 2000                                                           5

    Consolidated Statement of Cash Flows for the Thirteen Weeks Ended
      April 30, 2000 and May 2, 1999                                                 6

    Notes to Consolidated Financial Statements                                     7 - 8

  Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                     8 - 9


PART II.  OTHER INFORMATION:

  Item 2.  Recent Issuances of Unregistered Securities                               10

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks               10

  Item 6.  Exhibits and Reports on Form 8-K                                          10


SIGNATURE                                                                            10

PART I. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

-----------------------------------------------------------------------------------------------
(in thousands, except for                                             April 30,     January 30,
  share and per share amounts)                                          2000           2000
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                         $   3,491      $   6,904
    Receivables, less allowance for doubtful accounts                     1,398          2,347
    Inventories                                                         132,019        140,750
    Prepaid expenses                                                      1,147          2,720
----------------------------------------------------------------------------------------------
    Total current assets                                                138,055        152,721

Property and equipment, at depreciated cost                              27,030         26,947
Deferred tax asset                                                       10,469         10,091
Other assets                                                              7,927          5,803
----------------------------------------------------------------------------------------------
    Total assets                                                      $ 183,481      $ 195,562
==============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $  29,071      $  39,072
    Accrued liabilities                                                  13,535         13,344
    Deferred tax liabilities                                              4,419          3,438
    Income taxes                                                          2,455          2,832
----------------------------------------------------------------------------------------------
    Total current liabilities                                            49,480         58,686

Long-term debt obligations                                               28,000         31,000
Postretirement benefits other than pensions                              21,019         20,895
Reserve for store closings                                                3,453          4,161
Other liabilities                                                         4,348          3,953
----------------------------------------------------------------------------------------------
    Total liabilities                                                   106,300        118,695
----------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:

  Common stock, $.01 par value; 80,000,000 shares authorized;
   29,165,283 and 29,139,726 issued and outstanding, respectively           291            291
  Additional paid-in capital                                             38,966         39,142
  Retained earnings                                                     176,541        174,815
  Treasury stock, at cost, 11,038,740 and 10,487,738
   shares held, respectively                                           (131,730)      (130,086)
  Deferred compensation on restricted stock
   incentive plan                                                        (6,887)        (7,295)
----------------------------------------------------------------------------------------------
    Total shareholders' equity                                           77,181         76,867
----------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                        $ 183,481      $ 195,562
==============================================================================================

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

------------------------------------------------------------------
(in thousands, except
  per share amounts)                        Thirteen Weeks Ended
                                            ---------------------
                                            April 30,      May 2,
                                              2000          1999
------------------------------------------------------------------
Sales                                       $ 98,123      $ 96,365
Cost of goods sold                            50,158        51,069
------------------------------------------------------------------

  Gross profit                                47,965        45,296
------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative         42,624        41,917
  Depreciation and amortization                1,269         1,156
  Interest expense                               691           535
  Interest income                                (39)          (41)
------------------------------------------------------------------
  Total operating and interest expenses       44,545        43,567
------------------------------------------------------------------

Earnings before taxes                          3,420         1,729
Income taxes                                   1,237           625
------------------------------------------------------------------

Net earnings and comprehensive income       $  2,183      $  1,104
==================================================================

Earnings per share

   Basic                                    $   0.12      $   0.06
   Diluted                                  $   0.12      $   0.06

==================================================================

Weighted average shares outstanding

   Basic                                      17,492        18,149
   Diluted                                    17,492        18,149

==================================================================

Dividends per share                         $  0.025      $   0.10
==================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                         Common Stock      Additional               Treasury Stock                   Total
                                         -----------------     Paid-in    Retained  ---------------------    Deferred  Shareholders'
                                         Shares     Amount     Capital    Earnings     Shares      Amount  Compensation   Equity
----------------------------------------------------------------------------------------------------------------------------------
Thirteen weeks ended April 30, 2000

----------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 2000               29,139,726   $   291   $ 39,142   $174,815  (10,487,738)  ($130,086)   $(7,295)    $76,867
Net earnings                                                                2,183                                           2,183
Cash dividend - $.025 per
 share on a quarterly basis                                                  (457)                                           (457)
Issuance of restricted stock               21,500                   64                                            (64)          0
Cancellation of restricted stock           (1,800)                 (12)                                            12
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                   (248)                                           460         212
Purchase of treasury stock                                                            (551,002)     (1,644)                (1,644)
Stock issuances as compensation for
  professional services                     5,857                   20                                                         20
----------------------------------------------------------------------------------------------------------------------------------

Balance April 30, 2000                 29,165,283   $   291   $ 38,966   $176,541  (11,038,740)  ($131,730)   ($6,887)    $77,181
==================================================================================================================================



See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

------------------------------------------------------------------------------------------------
(in thousands)
                                                                           Thirteen Weeks Ended
                                                                          ----------------------
                                                                          April 30,      May 2,
                                                                            2000          1999
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                             $ 2,183      $  1,104
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                                            1,269         1,156
    LIFO credit                                                               (200)
    Deferred income taxes                                                      603           581
    Amortization of deferred compensation on
     restricted stock incentive plan                                           460           329
    Interest expense on closed store accrual                                    70            99
    (Increase) decrease in assets
      Receivables and prepaid expenses                                       2,522           350
      Inventory at current cost                                              8,731         7,559
      Other noncurrent assets                                               (2,392)       (2,539)
    Increase (decrease) in liabilities
      Accounts payable                                                      (9,981)         (296)
      Accrued liabilities                                                      191           709
      Current income tax obligations                                          (625)         (955)
      Postretirement benefits other than pensions                              124           141
      Payments against closed store accrual                                   (778)         (688)
      Other liabilities                                                        395          (193)

------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                               2,772         7,157
------------------------------------------------------------------------------------------------
Cash flows from investing activities:

  Additions to property and equipment                                       (1,352)       (2,064)
  Other                                                                        268
------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                  (1,084)       (2,064)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving
    credit agreement                                                        (3,000)        1,000
  Purchase of treasury stock                                                (1,644)         (421)
  Cash dividends paid                                                         (457)       (1,913)
------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                  (5,101)       (1,334)
------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                            (3,413)        3,759

Cash and cash equivalents:
  Beginning of period                                                        6,904         6,959
------------------------------------------------------------------------------------------------
  End of period                                                            $ 3,491      $ 10,718
================================================================================================

Supplemental disclosures Cash paid during the period for:

    Interest                                                               $   580      $    353
    Income taxes                                                           $ 1,259      $    998
================================================================================================

Supplemental disclosure of non-cash financing and investing activities

  Stock issuance as compensation for professional services                 $    20
================================================================================================

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hancock Fabrics, Inc. ("Hancock" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 30, 2000 incorporated into the Company's Annual Report on Form 10-K.

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

COMPUTATION OF EARNINGS PER SHARE
(unaudited)

--------------------------------------------------------------------------
(dollars in thousands, except for                 Thirteen Weeks Ended
  per share amounts)                           ---------------------------
                                                April 30,        May 2,
                                                  2000            1999
--------------------------------------------------------------------------
Basic earnings per share

  Net earnings                                 $     2,183     $     1,104
                                               ===========     ===========
  Weighted average number of common shares
   outstanding during period                    17,492,409      18,149,429
                                               ===========     ===========
Basic earnings per share                       $      0.12     $      0.06
                                               ===========     ===========

Diluted earnings per share
  Net earnings                                 $     2,183     $     1,104
                                               ===========     ===========
  Weighted average number of common shares
   outstanding during period                    17,492,409      18,149,429

   Common stock equivalents                              0               0

   Contingently issuable shares                          0               0
                                               -----------     -----------
                                                17,492,409      18,149,429
                                               ===========     ===========
Diluted earnings per share                     $      0.12     $      0.06
                                               ===========     ===========

NOTE 3:  RESERVE FOR STORE CLOSINGS

Store closing reserves are established based on estimates of net lease obligations and other store closing costs. During the fourth quarter of 1998, the Company recorded a charge of $8,604,000 for revised estimates of net lease obligations for stores closed at January 31, 1999 and stores committed to be closed in fiscal 1999. This charge, when combined with an already existing reserve, resulted in a total reserve of $9,022,000 at January 31, 1999. The remaining reserve for store closings at April 30, 2000 represents the present value of future net lease obligations required for the locations which have been closed.

The 2000 activity in this reserve is as follows:

                        January 30,   Imputed     Payments on      April 30,
(in thousands)             2000       Interest      Reserve          2000
                        -----------   -------     -----------      ---------
Lease obligations         $6,552         $70         ($778)         $5,844



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 5 stores and closed 6 stores during the thirteen weeks ended April 30, 2000 resulting in a total of 452 stores at period end.

During the thirteen weeks ended April 30, 2000, net earnings of $2.2 million and a seasonal inventory decrease of $8.7 million were used to fund additions to property and equipment of $1.4 million, a decrease in accounts payable of $10.0 million and $1.6 million of treasury stock repurchases. At April 30, 2000, the Company had $28 million in outstanding debt, or about 27% of total capitalization, compared to $30 million in outstanding debt at the end of last year's first quarter.

RESULTS OF OPERATIONS

Thirteen weeks ended April 30, 2000 compared to thirteen weeks ended May 2, 1999

Net earnings were $2.2 million, or $.12 per share, compared with $1.1 million, or $.06 a share in the same period of the prior year. The increase in earnings resulted from higher comparable store sales and a higher gross margin.

Sales increased to $98.1 million from $96.4 million in last year's first quarter, as the result of an increase of 3.5% in comparable store sales, partially offset by a $1.3 million decrease in sales from net store opening and closing activity. Sales benefited from the store repositioning strategy, aggressive store remodeling and product mix changes that the Company has implemented.

Gross margins improved to 48.9% from 47.0% last year, recovering from the promotional activity in 1999 that was necessary to offset the effects of apparel price deflation.

In the first quarter of 2000, total selling, general and administrative expenses as a percentage of sales decreased to 43.4% from 43.5% due to leverage from positive comparable store sales.

Interest expense was higher due to an increase in interest rates by the Federal Reserve Bank, partially offset by a lower debt level.

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

Inflation is one of the key factors used in the calculation of the LIFO charge to Cost of Sales. A deflationary trend in product costs in recent years, combined with inventory reductions, has caused LIFO credits. However there are no assurances that this trend will continue.

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

PART II.  OTHER INFORMATION:

ITEM 2:  RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the quarter ended April 30, 2000, the Company issued 5,334 shares of Common Stock valued at $18,169 to Creative Network Studios for advertising and marketing services. The Company also issued 523 shares of Common Stock valued at $2,059 to Vinalrae H. M. Garmon for consulting services. These issuances were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not holding any derivative financial or commodity instruments at April 30, 2000. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the Money Market Rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits

         (a)

                  27 Financial Data Schedule (only submitted to SEC in
                     electronic format).

                  Reports on Form 8-K

         (b)

                  None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HANCOCK FABRICS, INC.
                                            (Registrant)

                                        By: /s/ Bruce D. Smith
                                            ------------------------------------
                                            Bruce D. Smith

                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

June 12, 2000