Form 10-Q
period 2000-07-30
HANCOCK FABRICS INC
filed 2000-09-13
CIK 812906

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 30, 2000
                                                 -------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________to______________

                          COMMISSION FILE NUMBER 1-9482
                                                 ------

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

As of July 30, 2000, the registrant had outstanding an aggregate of 17,361,838 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX

PART I.   FINANCIAL INFORMATION:

                                                                                Page Numbers
  Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheet as of July 30, 2000 and January 30, 2000              3

    Consolidated Statement of Earnings for the Thirteen Weeks and Twenty-six
      Weeks Ended July 30, 2000 and August 1, 1999                                   4

    Consolidated Statement of Shareholders' Equity for the Twenty-six Weeks
      Ended July 30, 2000                                                            5

    Consolidated Statement of Cash Flows for the Twenty-six Weeks Ended
      July 30, 2000 and August 1, 1999                                               6

    Notes to Consolidated Financial Statements                                      7-8

  Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                      8-10


PART II.  OTHER INFORMATION:

  Item 2.  Recent Issuances of Unregistered Securities                               10

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks               10

  Item 4.  Submission of Matter to a Vote of Securityholders                         11

  Item 6.  Exhibits and Reports on Form 8-K                                          11


SIGNATURE                                                                            11

PART I. FINANCIAL INFORMATION

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

--------------------------------------------------------------------------------------------
(in thousands, except for                                            July 30,    January 30,
  share and per share amounts)                                         2000         2000
--------------------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                       $   4,192    $   6,904
    Receivables, less allowance for doubtful accounts                     875        2,347
    Inventories                                                       131,262      140,750
    Prepaid expenses                                                    1,979        2,720
------------------------------------------------------------------------------------------
    Total current assets                                              138,308      152,721

Property and equipment, at depreciated cost                            26,740       26,947
Deferred tax asset                                                     10,693       10,091
Other assets                                                            7,512        5,803
------------------------------------------------------------------------------------------
    Total assets                                                    $ 183,253    $ 195,562
==========================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $  32,286    $  39,072
    Accrued liabilities                                                14,771       13,344
    Deferred tax liabilities                                            5,112        3,438
    Income taxes                                                        1,335        2,832
------------------------------------------------------------------------------------------
    Total current liabilities                                          53,504       58,686

Long-term debt obligations                                             27,000       31,000
Postretirement benefits other than pensions                            21,147       20,895
Reserve for store closings                                              2,764        4,161
Other liabilities                                                       4,408        3,953
------------------------------------------------------------------------------------------
    Total liabilities                                                 108,823      118,695
------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   29,173,715 and 29,139,726 issued and outstanding, respectively         291          291
  Additional paid-in capital                                           39,011       39,142
  Retained earnings                                                   176,680      174,815
  Treasury stock, at cost, 11,811,877 and 10,487,738
   shares held, respectively                                         (135,141)    (130,086)
  Deferred compensation on restricted stock
   incentive plan                                                      (6,411)      (7,295)
------------------------------------------------------------------------------------------
    Total shareholders' equity                                         74,430       76,867
------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                      $ 183,253    $ 195,562
==========================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

--------------------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                             Thirteen Weeks Ended      Twenty-six Weeks Ended
                                                ----------------------     -----------------------
                                                July 30,     August 1,     July 30,      August 1,
                                                  2000         1999          2000          1999
-------------------------------------------------------------------------------------------------
Sales                                           $ 86,046     $ 82,848     $ 184,169     $ 179,213
Cost of goods sold                                42,560       42,781        92,718        93,850
-------------------------------------------------------------------------------------------------

  Gross profit                                    43,486       40,067        91,451        85,363
-------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative             40,615       39,542        83,239        81,459
  Depreciation and amortization                    1,332        1,162         2,601         2,318
  Interest expense                                   689          629         1,380         1,164
  Interest income                                    (62)         (76)         (101)         (117)
-------------------------------------------------------------------------------------------------
  Total operating and interest expenses           42,574       41,257        87,119        84,824
-------------------------------------------------------------------------------------------------

Earnings (loss) before taxes                         912       (1,190)        4,332           539
Income taxes                                         330         (431)        1,567           194
-------------------------------------------------------------------------------------------------

Net earnings (loss) and comprehensive income    $    582     ($   759)    $   2,765     $     345
=================================================================================================

Earnings (loss) per share
    Basic                                       $   0.03     ($  0.04)    $    0.16     $    0.02
    Diluted                                     $   0.03     ($  0.04)    $    0.16     $    0.02
=================================================================================================

Weighted average shares outstanding
    Basic                                         16,889       18,119        17,191        18,134
    Diluted                                       16,889       18,119        17,191        18,134
=================================================================================================

Dividends per share                             $  0.025     $   0.10     $    0.05     $    0.20
=================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                      Common Stock     Additional                    Treasury Stock                     Total
                                      -------------------   Paid-in     Retained   ------------------------  Deferred  Shareholders'
                                        Shares     Amount   Capital     Earnings     Shares        Amount  Compensation   Equity
------------------------------------------------------------------------------------------------------------------------------------
Twenty-six weeks ended July 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 2000              29,139,726    $ 291   $ 39,142    $174,815   (10,487,738)   $(130,086)  $(7,295)    $ 76,867
Net earnings                                                               2,765             0                               2,765
Cash dividend - $.025 per
 share on a quarterly basis                                                 (900)                                             (900)
Issuance of restricted stock              21,500                  64                                              (64)
Cancellation of restricted stock          (1,800)                (12)                                              12
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                 (239)                                             936          697
Purchase of treasury stock                                                          (1,324,139)      (5,055)                (5,055)
Stock issuances as compensation for
  professional services                   14,289                  56                                                            56
----------------------------------------------------------------------------------------------------------------------------------

Balance July 30, 2000                 29,173,715    $ 291   $ 39,011    $176,680   (11,811,877)   ($135,141)  ($6,411)    $ 74,430
==================================================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

-------------------------------------------------------------------------------------
(in thousands)
                                                                 Twenty-six Weeks Ended
                                                                 -----------------------
                                                                 July 30,      August 1,
                                                                   2000          1999
---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                    $ 2,765       $   345
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                                   2,601         2,318
    LIFO charge (credit)                                              150          (600)
    Deferred income taxes                                           1,072           252
    Amortization of deferred compensation on
     restricted stock incentive plan                                  936           684
    Stock issuance as compensation for professional services           56
    (Increase) decrease in assets
      Receivables and prepaid expenses                              2,213          (536)
      Inventory at current cost                                     9,338         4,209
      Other noncurrent assets                                      (1,977)       (2,511)
    Increase (decrease) in liabilities
      Accounts payable                                             (6,786)         (800)
      Accrued liabilities                                           1,427         1,829
      Current income tax obligations                               (1,736)       (1,534)
      Postretirement benefits other than pensions                     252           264
      Payments against closed store accrual                        (1,397)       (1,258)
      Other liabilities                                               455          (246)
---------------------------------------------------------------------------------------
     Net cash provided by operating activities                      9,369         2,416
---------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                              (2,394)       (4,725)
  Other                                                               268
---------------------------------------------------------------------------------------
     Net cash used in investing activities                         (2,126)       (4,725)
---------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving
    credit agreement                                               (4,000)        8,000
  Purchase of treasury stock                                       (5,055)       (1,060)
  Cash dividends paid                                                (900)       (3,813)
---------------------------------------------------------------------------------------
     Net cash used in financing activities                         (9,955)        3,127
---------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                   (2,712)          818
Cash and cash equivalents:
  Beginning of period                                               6,904         6,959
---------------------------------------------------------------------------------------
  End of period                                                   $ 4,192       $ 7,777
=======================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                      $ 1,184       $   766
    Income taxes                                                  $ 1,788       $ 2,331
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

NOTE 2:  EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Per share amounts are based on average shares outstanding during each quarter and may not add to the year-to-date amount.

COMPUTATION OF EARNINGS PER SHARE
(unaudited)

-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except for                  Thirteen Weeks Ended             Twenty-six Weeks Ended
  per share amounts)                           ----------------------------      ---------------------------
                                                 July 30,         August 1,        July 30,        August 1,
                                                   2000             1999             2000            1999
-----------------------------------------------------------------------------------------------------------
Basic earnings per share

  Net earnings                                 $       582     $       (759)     $     2,765     $       345
                                               ===========     ============      ===========     ===========
  Weighted average number of common shares
   outstanding during period                    16,888,684       18,119,391       17,190,547      18,134,410
                                               ===========     ============      ===========     ===========
Basic earnings per share                       $      0.03     $      (0.04)     $      0.16     $      0.02
                                               ===========     ============      ===========     ===========
Diluted earnings per share

  Net earnings                                 $       582     $       (759)     $     2,765     $       345
                                               ===========     ============      ===========     ===========
  Weighted average number of common shares
   outstanding during period                    16,888,684       18,119,391       17,190,547      18,134,410

   Common stock equivalents                            691                0                0               0

   Contingently issuable shares                          0                0                0               0
                                               -----------     ------------      -----------     -----------
                                                16,889,375       18,119,391       17,190,547      18,134,410
                                               ===========     ============      ===========     ===========
Diluted earnings per share                     $      0.03     $      (0.04)     $      0.16     $      0.02
                                               ===========     ============      ===========     ===========

NOTE 3:  RESERVE FOR STORE CLOSINGS

Store closing reserves are established based on estimates of net lease obligations and other store closing costs. During the fourth quarter of 1998, the Company recorded a charge of $8,604,000 for revised estimates of net lease obligations for stores closed at January 31, 1999 and stores committed to be closed in fiscal 1999. This charge, when combined with an already existing reserve, resulted in a total reserve of $9,022,000 at January 31, 1999. The remaining reserve for store closings at July 30, 2000 represents the present value of future net lease obligations required for the locations which have been closed.

The 2000 activity in this reserve is as follows:

                      January 30,  Imputed    Payments on     July 30,
(in thousands)           2000      Interest     Reserve         2000
                        ------       ----       -------        ------
Lease obligations       $6,552       $135       ($1,532)       $5,155



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 2 stores and closed 6 stores during the thirteen weeks ended July 30, 2000 resulting in a total of 448 stores at period end.

During the twenty-six weeks ended July 30, 2000, net earnings of $2.8 million and an inventory decrease of $9.3 million were used to fund additions to property and equipment of $2.4 million, a decrease in accounts payable of $6.7 million, $5.5 million of treasury stock repurchases and debt repayments totaling $4.0 million. At July 30, 2000, the Company had $27 million in outstanding debt, or about 27% of total capitalization, compared to $37 million in outstanding debt at the end of last year's second quarter.

RESULTS OF OPERATIONS

Thirteen weeks ended July 30, 2000 compared to thirteen weeks ended August 1,
1999

Net earnings were $582 thousand, or $.03 per share, compared with a net loss of $759 thousand, or $.04 a share in the same period of the prior year. The increase in earnings resulted from higher comparable store sales and a higher gross margin.

Sales increased to $86.0 million from $82.8 million in last year's second quarter, as the result of an increase of 4.8% in comparable store sales, partially offset by a $400 thousand decrease in sales from net store opening and closing activity. Sales benefited from the store repositioning strategy, aggressive store remodeling and product mix changes that the Company has implemented.

Gross margins improved to 50.5% from 48.4% last year, recovering from the promotional activity in 1999 that was necessary to offset the effects of apparel price deflation.

In the second quarter of 2000, total selling, general and administrative expenses as a percentage of sales decreased to 47.2% from 47.7% due to leverage from positive comparable store sales.

Interest expense was higher due to an increase in interest rates by the Federal Reserve Bank, partially offset by a lower debt level.

Twenty-six weeks ended July 30, 2000 compared to twenty-six weeks ended August 1, 1999

Net earnings were $2.8 million, or $.16 per share, compared with $345 thousand, or $.02 a share in the same period of the prior year. The increase in earnings resulted from higher comparable store sales and a higher gross margin.

Sales increased to $184.2 million from $179.2 million as the result of an increase of 4.1% in comparable store sales, partially offset by a $1.7 million decrease in sales from net store opening and closing activity. Sales benefited from the store repositioning strategy, aggressive store remodeling and product mix changes that the Company has implemented.

Gross margins improved to 49.7% from 47.6% last year, recovering from the promotional activity in 1999 that was necessary to offset the effects of apparel price deflation.

In the first twenty-six weeks of 2000, total selling, general and administrative expenses as a percentage of sales decreased to 45.2% from 45.5% due to leverage from positive comparable store sales.

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

Inflation is one of the key factors used in the calculation of the LIFO charge to Cost of Sales. A deflationary trend in product costs in recent years, combined with inventory reductions, has caused LIFO credits. However in the last quarter, an increase in the PPI indices caused a LIFO charge.

SEASONALITY

The Company's business is slightly seasonal. Peak sales periods occur in the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue recognition in Financial Statements. SAB 101 provides guidance as to the appropriate timing for recognition of revenue. The company recognizes revenue upon the delivery of the product to a customer. Management does not believe that SAB 101 will have any impact on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The company is not holding any derivative financial or commodity instruments at July 30, 2000, and therefore FAS 133 would not have any financial statement impact.

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

PART II.  OTHER INFORMATION:

ITEM 2:  RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the twenty-six weeks ended July 30, 2000, the Company issued 13,766 shares of Common Stock valued at $54,443 to Creative Network Studios for advertising and marketing services. The Company also issued 523 shares of Common Stock valued at $2,059 to Vinalrae H. M. Garmon for marketing services. These issuances were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not holding any derivative financial or commodity instruments at July 30, 2000. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the Money Market Rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         (a) Registrant's Annual Meeting of Shareholders was held on June 15, 2000.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and such nominees were elected.

         (c) The vote in the uncontested election of such nominees was as follows: 14,751,898 votes cast for and 166,567 votes withheld for Mr. Roger T. Knox; 14,762,927 votes cast for and 15,538 withheld for Mr. Don Fruge; and 14,791,899 votes cast for and 126,566 withheld for Mr. Larry G. Kirk.

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


September 13, 2000