Form 10-Q
period 2000-10-29
HANCOCK FABRICS INC
filed 2000-12-13
CIK 812906

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________to______________

                       COMMISSION FILE NUMBER     1-9482
                                              ----------------------

                              HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                    64-0740905
     (State of other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

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

As of October 29, 2000, the registrant had outstanding an aggregate of 17,275,611 shares of common stock, $.01 par value.

HANCOCK FABRICS, INC.

INDEX

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements (unaudited)                                Page Numbers

    Consolidated Balance Sheet as of October 29, 2000 and January 30, 2000     3


    Consolidated Statement of Earnings for the Thirteen Weeks and
      Thirty-nine Weeks Ended October 29, 2000 and October 31, 1999            4


    Consolidated Statement of Shareholders' Equity for the
      Thirty-nine Weeks Ended October 29, 2000                                 5


    Consolidated Statement of Cash Flows for the Thirty-nine
      Weeks Ended October 29, 2000 and October 31, 1999                        6


    Notes to Consolidated Financial Statements                              7 - 8


  Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   8 - 10


PART II.  OTHER INFORMATION:

  Item 2.  Recent Issuances of Unregistered Securities                        10

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks        11

  Item 6.  Exhibits and Reports on Form 8-K                                   11


SIGNATURE                                                                     11


PART I. FINANCIAL INFORMATION

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)


---------------------------------------------------------------------------------------------------------
(in thousands, except for                                                 October 29,         January 30,
  share and per share amounts)                                                2000               2000
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                             $   5,035           $   6,904
    Receivables, less allowance for doubtful accounts                           614               2,347
    Inventories                                                             138,961             140,750
    Prepaid expenses                                                          2,054               2,720
--------------------------------------------------------------------------------------------------------
    Total current assets                                                    146,664             152,721

Property and equipment, at depreciated cost                                  26,232              26,947
Deferred tax asset                                                            9,245              10,091
Pension payment in excess of required contribution                            3,078
Other assets                                                                  7,104               5,803
--------------------------------------------------------------------------------------------------------

    Total assets                                                          $ 192,323           $ 195,562
========================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $  42,323           $  39,072
    Accrued liabilities                                                      17,185              13,344
    Deferred tax liabilities                                                  5,147               3,438
    Income taxes                                                              1,573               2,832
--------------------------------------------------------------------------------------------------------
    Total current liabilities                                                66,228              58,686

Long-term debt obligations                                                   21,000              31,000
Postretirement benefits other than pensions                                  21,292              20,895
Reserve for store closings                                                    2,206               4,161
Other liabilities                                                             4,455               3,953
--------------------------------------------------------------------------------------------------------
    Total liabilities                                                       115,181             118,695
--------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   29,180,814 and 29,139,726 issued and outstanding, respectively               292                 291
  Additional paid-in capital                                                 39,050              39,142
  Retained earnings                                                         179,314             174,815
  Treasury stock, at cost, 11,905,203 and 10,487,738
   shares held, respectively                                               (135,581)           (130,086)
  Deferred compensation on restricted stock
   incentive plan                                                            (5,933)             (7,295)
--------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                               77,142              76,867
--------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                            $ 192,323           $ 195,562
========================================================================================================


See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)


--------------------------------------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                                  Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                  -----------------------------      -------------------------------
                                                  October 29,       October 31,      October 29,          October 31,
                                                      2000              1999             2000                1999
--------------------------------------------------------------------------------------------------------------------
Sales                                              $ 99,864          $ 98,962        $ 284,033            $ 278,175
Cost of goods sold                                   49,337            49,386          142,055              143,236
--------------------------------------------------------------------------------------------------------------------

  Gross profit                                       50,527            49,576          141,978              134,939
--------------------------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                43,814            43,746          127,053              125,205
  Depreciation and amortization                       1,338             1,207            3,939                3,525
  Interest expense                                      614               789            1,994                1,953
  Interest income                                       (52)              (71)            (153)                (188)
--------------------------------------------------------------------------------------------------------------------
  Total operating and interest expenses              45,714            45,671          132,833              130,495
--------------------------------------------------------------------------------------------------------------------

Earnings before taxes                                 4,813             3,905            9,145                4,444
Income taxes                                          1,747             1,406            3,314                1,600
--------------------------------------------------------------------------------------------------------------------

Net earnings and comprehensive income              $  3,066          $  2,499        $   5,831            $   2,844
====================================================================================================================

Earnings per share
     Basic                                         $   0.19          $   0.14        $    0.34            $    0.16
     Diluted                                       $   0.19          $   0.14        $    0.34            $    0.16
====================================================================================================================

Weighted average shares outstanding
     Basic                                           16,448            18,059           16,943               18,109
     Diluted                                         16,470            18,059           16,950               18,109
====================================================================================================================

Dividends per share                                $  0.025          $   0.10        $   0.075            $    0.30
====================================================================================================================





See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)


------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                       Common Stock      Additional                 Treasury Stock                     Total
                                      -------------------    Paid-in    Retained     -------------------    Deferred   Shareholders'
                                      Shares       Amount    Capital    Earnings     Shares     Amount    Compensation    Equity
------------------------------------------------------------------------------------------------------------------------------------
Thirty-nine weeks ended October 29, 2000
------------------------------------------------------------------------------------------------------------------------------------

Balance January 30, 2000            29,139,726     $291     $39,142   $174,815   (10,487,738)  ($130,086)   ($7,295)     $ 76,867
Net earnings                                                             5,831                                              5,831
Cash dividend - $.025 per
 share on a quarterly basis                                             (1,332)                                            (1,332)
Issuance of restricted stock            21,500                   64                                             (64)
Cancellation of restricted stock        (2,700)                 (18)                                             18
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                (232)                                          1,408         1,176
Purchase of treasury stock                                                        (1,417,465)     (5,495)                  (5,495)
Stock issuances as compensation for
  professional services                 22,288        1          94                                                            95
----------------------------------------------------------------------------------------------------------------------------------

Balance October 29, 2000            29,180,814     $292     $39,050   $179,314   (11,905,203)  ($135,581)   ($5,933)     $ 77,142
==================================================================================================================================





See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)


-------------------------------------------------------------------------------------------------
(in thousands)
                                                                       Thirty-nine Weeks Ended
                                                                  -------------------------------
                                                                   October 29,        October 31,
                                                                      2000               1999
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                     $  5,831            $  2,844
  Adjustments to reconcile net earnings to cash
   provided by operating activities
    Depreciation and amortization                                     3,939               3,525
    LIFO charge (credit)                                                300                (600)
    Deferred income taxes                                             2,555                (985)
    Amortization of deferred compensation on
     restricted stock incentive plan                                  1,408               1,036
    Stock issuance as compensation for professional services             95
    (Increase) decrease in assets
      Receivables and prepaid expenses                                2,399                (103)
      Inventory at current cost                                       1,489              (2,909)
      Pension payment in excess of required contribution             (3,078)
      Other noncurrent assets                                        (1,569)             (2,598)
    Increase (decrease) in liabilities
      Accounts payable                                                3,251               9,019
      Accrued liabilities                                             3,841                 766
      Current income tax obligations                                 (1,491)              1,217
      Postretirement benefits other than pensions                       397                 501
      Payments against closed store accrual                          (1,955)             (1,930)
      Other liabilities                                                 502                (286)
------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                       17,914               9,497
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                (3,224)             (6,736)
  Other                                                                 268
------------------------------------------------------------------------------------------------
     Net cash used in investing activities                           (2,956)             (6,736)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving
    credit agreement                                                (10,000)              8,000
  Purchase of treasury stock                                         (5,495)             (1,107)
  Cash dividends paid                                                (1,332)             (5,713)
------------------------------------------------------------------------------------------------
     Net cash used in financing activities                          (16,827)              1,180
------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                     (1,869)              3,941

Cash and cash equivalents:
  Beginning of period                                                 6,904               6,959
------------------------------------------------------------------------------------------------

  End of period                                                    $  5,035            $ 10,900
================================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                       $  1,700            $  1,551
    Income taxes                                                   $  1,807            $  2,507
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

COMPUTATION OF EARNINGS PER SHARE
(unaudited)


-------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except for                       Thirteen Weeks Ended            Thirty-nine Weeks Ended
  per share amounts)                                ----------------------------     ------------------------------
                                                    October 29,      October 31,     October 29,      October 31,
                                                       2000             1999            2000             1999
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share

  Net earnings                                     $     3,066      $     2,499      $     5,831      $     2,844
===================================================================================================================
  Weighted average number of common shares
   outstanding during period                        16,448,010       18,059,270       16,943,034       18,109,363
===================================================================================================================

Basic earnings per share                           $      0.19      $      0.14      $      0.34      $      0.16
===================================================================================================================

Diluted earnings per share

  Net earnings                                     $     3,066      $     2,499      $     5,831      $     2,844
===================================================================================================================

  Weighted average number of common shares
   outstanding during period                        16,448,010       18,059,270       16,943,034       18,109,363

   Common stock equivalents                             21,686                0            7,462                0

   Contingently issuable shares                              0                0                0                0
 ------------------------------------------------------------------------------------------------------------------

                                                    16,469,696       18,059,270       16,950,496       18,109,363
===================================================================================================================

Diluted earnings per share                         $      0.19      $      0.14      $      0.34      $      0.16
===================================================================================================================

Weighted average common stock equivalents not
  included in EPS because the effect would be
  anti-dilutive                                        281,987          466,296          291,408          343,556
===================================================================================================================


NOTE 3:  RESERVE FOR STORE CLOSINGS

Store closing reserves are established based on estimates of net lease obligations and other store closing costs. During the fourth quarter of 1998, the Company recorded a charge of $8,604,000 for revised estimates of net lease obligations for stores closed at January 31, 1999 and stores committed to be closed in fiscal 1999. This charge, when combined with an already existing reserve, resulted in a total reserve of $9,022,000 at January 31, 1999. The remaining reserve for store closings at October 29, 2000 represents the present value of future net lease obligations required for the locations which have been closed.

The 2000 activity in this reserve is as follows:


                                                Imputed        Payments on
(in thousands)            January 30, 2000      Interest         Reserve      October 29, 2000
-----------------------------------------------------------------------------------------------
Lease obligations            $6,552               $196           ($2,151)          $4,597


NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance as to the appropriate timing for recognition of revenue. The company recognizes revenue upon the delivery of the product to a customer. Management does not believe that SAB 101 will have any significant impact on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The company is not holding any derivative financial or commodity instruments at October 29, 2000, and therefore FAS 133 would not have any significant financial statement impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 2 stores and closed 3 stores during the thirteen weeks ended October 29, 2000 resulting in a total of 447 stores at period end.

During the thirty-nine weeks ended October 29, 2000, cash from operating activities of $17.9 million was used to fund additions to property and equipment of $3.2 million, $5.5 million of treasury stock repurchases and debt repayments totaling $10.0 million. At October 29, 2000, the Company had $21 million in outstanding debt, or about 21% of total capitalization, compared to $37 million in outstanding debt at the end of last year's third quarter.

RESULTS OF OPERATIONS

Thirteen weeks ended October 29, 2000 compared to thirteen weeks ended October 31, 1999

Net earnings were $3.1 million, or $.19 per share, compared with $2.5 million, or $.14 a share in the same period of the prior year. The increase in earnings resulted from higher comparable store sales, a higher gross margin and expense controls.

Sales increased to $99.9 million from $99.0 million in last year's third quarter, as the result of an increase of 1.2% in comparable store sales, partially offset by a $250 thousand decrease in sales from net store opening and closing activity. Sales benefited from the store repositioning strategy, aggressive store remodeling and product mix changes that the Company has implemented.

Gross margins improved to 50.6% from 50.1% last year due to tighter inventory control resulting in fewer markdowns, the addition of higher margin products, and less reliance being placed on price promotions.

In the third quarter of 2000, total selling, general and administrative expenses as a percentage of sales decreased to 43.9% from 44.2% due to leverage from positive comparable store sales and more efficient use of advertising expenditures.

Interest expense was lower due to a reduction in the debt level, partially offset by an increase in interest rates by the Federal Reserve Bank.

Thirty-nine weeks ended October 29, 2000 compared to thirty-nine weeks ended October 31, 1999

Net earnings were $5.8 million, or $.34 per share, compared with $2.8 million, or $.16 a share in the same period of the prior year. The increase in earnings resulted from higher comparable store sales, a higher gross margin and strong expense controls.

Sales increased to $284.0 million from $278.2 million as the result of an increase of 3.1% in comparable store sales, partially offset by a $2.0 million decrease in sales from net store opening and closing activity. Sales benefited from the store repositioning strategy, aggressive store remodeling and product mix changes that the Company has implemented.

Gross margins improved to 50.0% from 48.5% last year, recovering from the promotional activity in the first half of 1999 that was necessary to offset the effects of apparel price deflation.

In the first thirty-nine weeks of 2000, total selling, general and administrative expenses as a percentage of sales decreased to 44.7% from 45.0% due to leverage from positive comparable store sales and more efficient use of advertising expenditures.

Interest expense was slightly higher due to an increase in interest rates by the Federal Reserve Bank, partially offset by a lower debt level.

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

Inflation is one of the key factors used in the calculation of the LIFO charge to Cost of Sales. A deflationary trend in product costs in recent years, combined with inventory reductions, has caused LIFO credits. However in the last two quarters, an increase in the PPI indices resulted in LIFO charges.

SEASONALITY

The Company's business is slightly seasonal. Peak sales periods occur in the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance as to the appropriate timing for recognition of revenue. The company recognizes revenue upon the delivery of the product to a customer. Management does not believe that SAB 101 will have any significant impact on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The company is not holding any derivative financial or commodity instruments at October 29, 2000, and therefore FAS 133 would not have any significant financial statement impact.

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

PART II. OTHER INFORMATION:

ITEM 2:  RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the thirty-nine weeks ended October 29, 2000, the Company issued 13,766 shares of Common Stock valued at $54,443 to Creative Network Studios for advertising and marketing services. The Company also issued 523 shares of Common Stock valued at $2,059 to Vinalrae H. M. Garmon for marketing services. These issuances were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not holding any derivative financial or commodity instruments at October 29, 2000. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the Money Market Rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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

December 13, 2000