Form 10-K
period 2001-01-28
HANCOCK FABRICS INC
filed 2001-04-27
CIK 812906

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended January 28, 2001
                                       or

[  ]  Transition  Report  Pursuant  to Section 13 or 15 (d) of the  Securities
      Exchange Act of 1934

                         Commission File Number 1 - 9482

                              HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                          64-0740905
     (State or other jurisdiction                           (I. R. S. Employer
  of incorporation or organization)                          Identification No.)

 3406 West Main Street, Tupelo, MS                                   38801
(Address of principal executive offices)                           (Zip Code)

               Registrant's telephone number, including area code
                                 (662) 842-2834

          Securities Registered Pursuant to Section 12 (b) of the Act:

                                                          Name of each exchange
    Title of each class                                     on which registered
    -------------------                                     -------------------

Common stock ($ .01 par value)                           New York Stock Exchange

Rights                                                   New York Stock Exchange

          Securities Registered Pursuant to Section 12 (g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10 - K or any amendment to this Form 10 - K. [X]

As of April 16, 2001, there were 16,711,623  shares of Hancock  Fabrics,  Inc. $
 .01 par value stock held by non-affiliates with an aggregate market value of $130,350,659. As of April 16, 2001, there were 17,208,087 shares of Hancock Fabrics, Inc. $ .01 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report
  to shareholders                                             Parts I, II and IV
Portions of the Proxy Statement
  for the 2000 Annual Meeting of
  shareholders                                                          Part III






























                        2000 ANNUAL REPORT ON FORM 10 - K

                                TABLE OF CONTENTS


PART I                                                                      Page

Item 1.    Business.................................................           4
Item 2.    Properties...............................................           5
Item 3.    Legal Proceedings........................................           6
Item 4.    Submission of Matters to a Vote of Security Holders......           6

Executive Officers of Registrant....................................           7


PART II

Item 5.     Market for the Registrant's Common Stock and Related
               Stockholder Matters..................................           8
Item 6.     Selected Financial Data.................................           8
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.............................           8
Item 7a.   Other Matters............................................           8
Item 8.    Financial Statements and Supplementary Data..............           9
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..............................           9


PART III

Item 10.   Directors and Executive Officers of Registrant............          9
Item 11.   Executive Compensation....................................          9
Item 12.   Security Ownership of Certain Beneficial Owners and
                Management...........................................          9
Item 13.   Certain Relationships and Related Transactions............          9


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
                Form 8 - K...........................................         10

Signatures...........................................................         15

                                     PART I


Item 1.  BUSINESS

Hancock Fabrics, Inc. (the "Company", which may be referred to as we, us or our) was incorporated in 1987 as a successor to the retail and wholesale fabric business of Hancock Textile Co., Inc., a Mississippi corporation and a wholly owned subsidiary of Lucky Stores, Inc., a Delaware Corporation ("Lucky").

Founded in 1957, we operated as a private company until 1972 when we were acquired by Lucky. We became a publicly owned company as a result of the distribution of shares of common stock to the shareholders of Lucky on May 4, 1987.

The Company is engaged in the retail and wholesale fabric business, selling fabrics and related accessories to the sewing and home decorating market and at wholesale to independent retailers. We are one of the largest fabric retailers in the United States. At January 28, 2001, we operated 443 fabric stores in 42 states. As a wholesaler of fabrics and related items, we sell to independent retail fabric stores through the wholesale distribution facility in Tupelo, Mississippi.

Operations

Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics and home accent pieces), notions (which include sewing aids and accessories such as zippers, buttons, threads and ornamentation), patterns, quilting materials and supplies and related items. Each of our retail stores maintains an inventory that includes cotton, woolen and synthetic staple fabrics such as broadcloth, poplin, gaberdine, unbleached muslin and corduroy, as well as seasonal and current fashion fabrics.

Our stores are primarily located in neighborhood shopping centers. During 2000, we opened 9 stores and closed 19.

As a wholesaler, we sell to over 100 independent retailers in markets in which the Company has elected not to open our own stores. These wholesale customers accounted for approximately 1% of our total sales for the fiscal year ended January 28, 2001.

Marketing

We principally serve the sewing and home decorating markets, which largely consist of women who make clothing for their families and decorations for their homes or who hire professional seamstresses to sew for them. Quilters and hobbyists also comprise a portion of the base of customers, as do consumers of bridal, party, prom and special occasion merchandise.

We offer our customers a wide selection of products at prices that we believe are generally lower than the prices charged by our competitors. In addition to staple fabrics and notions for clothing and home decoration, we provide a variety of seasonal and current fashion apparel merchandise.

We use promotional advertising, primarily through newspapers, direct mail and television, to reach target customers. We mail ten to sixteen direct mail promotions each year to approximately 1.2 million households. The "Accents on Style" magazine published by Southern Progress, which contains sewing instructions, fashion ideas and product advertisements is available at no charge in our stores. In addition to local television advertising, we advertise on the HGTV network that reaches approximately 65 million households.

Distribution and Supply

Our retail stores and wholesale customers are served by our 525,000 square foot warehouse, distribution and headquarters facility in Tupelo, Mississippi. This facility is adequate for the near term and we have no major expansion plans for 2001.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise from our warehouse and vendors to our retail stores and wholesale customers.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 5% of our merchandise from any one supplier during the fiscal year ended January 28, 2001. We have experienced no difficulty in maintaining satisfactory sources of supply.

Competition

We are among the largest fabric retailers in the United States. We principally compete with other national and regional fabric store chains on the basis on price, selection, quality, service and location.

Our competition has changed significantly in recent years due to rapid expansion that began in the fabric industry in the late 1980's, which ultimately led to financial difficulties for many of our competitors and to significant industry consolidation.

Seasonality

Our business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

Employees

At January 28, 2001, we employed approximately 6,500 people on a full-time and part-time basis, approximately 6,200 of who work in our retail stores. The remainder works in the Tupelo warehouse, distribution and headquarters facility.

Government Regulation

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of our employees are paid at rates related to Federal and state minimum wages and, accordingly, any increase in the minimum wage would affect our labor cost.

Item 2.  PROPERTIES

The Company's 443 retail stores average approximately 12,800 square feet and are located principally in neighborhood shopping centers.

With the exception of four owned locations, our retail stores are leased. The original lease terms generally range from 10 to 20 years and most leases contain one or more renewal options, usually of five years in length. At January 28, 2001, the remaining terms of the leases for stores in operation including renewal options, averaged approximately 11 years. During 2001, 68 store leases will expire. We are currently negotiating renewals on certain of these leases.

The 525,000 square foot warehouse, distribution and headquarters facility in Tupelo, Mississippi is owned by the Company and is not subject to any mortgage or similar encumbrance. This facility is located on approximately 59 acres of land, providing room for future expansion.

Reference is made to the information contained in Note 7 to the Consolidated Financial Statements included in the accompanying 2000 Annual Report to Shareholders for information concerning our long-term obligations under leases.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                        Executive Officers of the Company
                        ---------------------------------

                                    Office Presently Held and Business
Name                      Age       Experience During Past Five Years
----                      ---       ---------------------------------
Larry G. Kirk             54        Chairman of the Board and Chief Executive
                                    Officer from June 1997. Chief Executive
                                    Officer and President from June 1996,
                                    President and Chief Financial Officer prior thereto, Director from December 1990.

Jack W. Busby, Jr.        58        President, Chief Operating Officer and
                                    Director from June 1997.  Executive Vice
                                    President and Chief Operating Officer from
                                    June 1996, Executive Vice President and
                                    Director of Retail Operations prior thereto.

Bruce D. Smith            42        Senior Vice President, Chief Financial
                                    Officer and Treasurer from March 1997,
                                    Senior Vice President from November 1996.
                                    Prior thereto, Executive Vice President and
                                    Chief Financial Officer with Fred's, Inc.



The term of each of the officers expires June 14, 2001.

There are no family relationships among the executive officers.

There are no arrangements or understandings pursuant to which any person was selected as an officer.

                                     PART II


Item 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

The Company's common stock and the associated common stock purchase rights are listed on the New York Stock Exchange and trade under the symbol HKF. Additional information required by this item is incorporated by reference from the table "Quarterly Financial Data" on page 8 and the table "Market Information" on page 25 of the 2000 Annual Report to Shareholders.

Item 6.       SELECTED FINANCIAL DATA

Historical financial information is incorporated by reference from the table "Five-Year Summary of Significant Financial Information" on page 8 of the 2000 Annual Report to Shareholders.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is incorporated by reference from pages 9 to 11 of the 2000 Annual Report to Shareholders.

Item 7a.      OTHER MATTERS

Quantitative and Qualitative Disclosure about Market Risk

The Company has no holding of derivative financial or commodity instruments at January 28, 2001. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's results. All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Other Matters

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance as to the appropriate timing for recognition of revenue. The Company recognizes revenue upon the delivery of the product to the customer. The Company adopted SAB 101 in the fourth quarter of fiscal year 2000, as required, and has concluded that SAB 101 did not have any impact on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS 137 and 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is not holding any derivative financial or commodity instruments and does not believe adoption in 2001 will have any financial statement impact.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the "Report of Independent Accountants" found on page 21 and from the Consolidated Financial Statements on pages 12-21 of the 2000 Annual Report to Shareholders.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Directors of the Company is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2001 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled "Executive Officers of the Company" in Part I of this report.

Item 11.      EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference from the discussion under the heading "Compensation of Executive Officers and Directors" in our Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

Information about security ownership of certain beneficial owners and management is incorporated by reference from the table on page 2 of the Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information about certain relationships and related transactions concerning "Executive Officers of the Registrant" is included in Part I.

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8 - K


                                                               Pages in the 2000
                                                                Annual Report to
                                                                  Shareholders
                                                                  ------------
14 (a) (1)    Financial Statements

          Report of Independent Accountants...........................  21
          Consolidated Statement of Income............................  12
          Consolidated Balance Sheet..................................  13
          Consolidated Statement of Cash Flows........................  14
          Consolidated Statement of Shareholders' Equity..............  15
          Notes to Consolidated Financial Statements..................  16-21

14 (a) (2)  Consolidated Financial Statement Schedules

          All  schedules  are omitted  because  they are not  applicable  or the
          required   information   is  shown  in  the   consolidated   financial
          statements.

          Supplementary data:
              Selected Quarterly Financial Data.......................   8

14 (a) (3)

     3.1  e Certificate of Incorporation of Registrant.

     3.2  f By-Laws of Registrant.

     4.1  c Certificate of Incorporation of Registrant.

     4.2  f By-Laws of Registrant.

     4.3 l Amended and Restated Rights Agreement between Registrant and Continental Stock Transfer Company dated as of March 23,1987 and amended and restated most recently on March 4, 2001.

     4.4 d Agreement between Registrant and Continental Stock Transfer and Trust Company (as Rights Agent) dated July 16, 1992.

     4.5 i Credit Agreement between Registrant and Wachovia Bank as Agent and Lenders as Signatories Hereto ("Wachovia Credit Agreement") dated as of April 16, 1999.

     10.1 i Wachovia Credit Agreement dated as of April 16, 1999.

     10.2 f Form of Indemnification Agreements dated June 8, 1995 between Registrant and each of Jack W. Busby, Jr., R. Randolph Devening, Don
          L. Fruge, Larry G. Kirk and Donna L. Weaver.

     10.3 f Form of Indemnification Agreements dated June 8, 1995 between Registrant and each of Dean W. Abraham, Bradley A. Berg, Larry D. Fair, James A.Gilmore, David A. Lancaster, Billy M. Morgan, James A. Nolting, William D.Smothers and Carl W. Zander.

     10.4 g Form of Indemnification Agreement dated June 13, 1996 between the Registrant and each of Tom R.Collins, Jeffie L. Gatlin, Ellen J. Kennedy, Bruce E. Rockstad and William A. Sheffield, Jr.

     10.5 g Indemnification Agreement dated June 13, 1996 between the Registrant and Bruce D. Smith dated December 10, 1996.

     10.6 h Indemnification Agreement between Registrant and Phil L. Munie dated March 13, 1997.

     10.7 b ? Agreement between Registrant and Jack W. Busby, Jr. dated June 9, 1998.

     10.8 b ? Agreement to Secure Certain Contingent Payments between Registrant and Jack W. Busby, Jr. dated June 9, 1988.

     10.9 a ? Agreement between Registrant and Larry G. Kirk dated June 9, 1998.

     10.10a ? Agreement to Secure Certain Contingent Payments between Registrant and Larry G. Kirk dated June 9, 1988.

     10.11f  ?  Form  of  Amendment,  Extension  and  Restatement  of  Severance
          Agreement between  Registrant and each of Jack W. Busby, Jr. and Larry
          G. Kirk dated March 14, 1996.

     10.12g ? Amendment to Deferred Compensation Agreement, Severance Agreement and Agreement to Secure Contingent Payments between Registrant and Larry G. Kirk dated June 13, 1996.

     10.13g ? Amendment to Deferred Compensation and Agreement to Secure Certain
          Contingent Payments between Registrant and Jack W. Busby, Jr. dated June 13, 1996.

     10.14g ? Agreement between Registrant and Bruce D. Smith dated December 10,
          1996.

     10.15g ? Severance  Agreement  between  Registrant and Bruce D. Smith dated
          December 10, 1996.

     10.16g ? Agreement to Secure Certain Contingent Payments between Registrant and Bruce D. Smith dated December 10, 1996.

     10.17 e ? Supplemental Retirement Plan, as amended.

     10.18 g ? 1996 Stock Option Plan.

     10.19 c ? Extra Compensation Plan.

     10.20 g ? 1995 Restricted Stock Plan.

     10.21 i ? Officer Incentive Compensation Plan.

     10.22j Indemnification Agreement between Registrant and Roger T. Knox dated
          June 21, 1999.

     10.23j  Indemnification   Agreement  between   Registrant  and  Clayton  E.
          Stallings dated March 15, 2000.

     10.24j ? Form of  Agreement  and  Renewal of  Severance  Agreement  between
          Registrant and each of Larry G. Kirk, Jack W. Busby, Jr. and Bruce D. Smith dated May 4, 1999.

     10.25 k ? 2000 Stock Compensation Plan for Non-Employee Directors.

     13   Portions  of  the  Hancock   Fabrics,   Inc.  2000  Annual  Report  to
          Shareholders (for the fiscal year ended January 28, 2001) incorporated by reference in this filing.

     21   Subsidiaries of the Registrant.

     23   Consent of PricewaterhouseCoopers LLP.

     a Incorporated by reference from Registrant's Form 10 - K dated April 26, 1990 as filed with the Securities and Exchange Commission.

     b Incorporated by reference from Registrant's Form 10 - K dated April 26, 1991 as filed with the Securities and Exchange Commission.

     c Incorporated by reference from Registrant's Form 10 - K dated April 27, 1992 as filed with the Securities and Exchange Commission.

     d Incorporated by reference from Registrant's Form 10 - K dated April 26, 1993 as filed with the Securities and Exchange Commission.

     e Incorporated by reference from Registrant's Form 10 - K dated April 24, 1995 as filed with the Securities and Exchange Commission.

     f Incorporated by reference from Registrant's Form 10 - K dated April 22, 1996 as filed with the Securities and Exchange Commission.

     g Incorporated by reference from Registrant's Form 10 - K dated April 22, 1997 as filed with the Securities and Exchange Commission.

     h Incorporated by reference from Registrant's Form 10 - K dated April 27, 1998 as filed with the Securities and Exchange Commission.

     i Incorporated by reference from Registrant's Form 10 - K dated April 30, 1999 as filed with the Securities and Exchange Commission.

     j Incorporated by reference from Registrant's Form 10 - K dated April 25, 2000 as filed with the Securities and Exchange Commission.

     k Incorporated by reference from Registrant's Form S - 8 dated December 27, 2000 as filed with the Securities and Exchange Commission.

     l Incorporated by reference from Registrant's Form 8 - K dated April 6, 2001 as filed with the Securities and Exchange Commission.


     ?    Denotes management contract or compensatory plan or arrangement.

(b)  Reports on Form 8 - K

The registrant filed no reports on Form 8 - K during the last quarter of the period covered by this report.

Shareholders may obtain copies of any of these exhibits by writing to the Secretary at the executive offices of the Company. Please include payment in the amount of $1.00 for each document, plus $.25 for each page ordered, to cover copying, handling and mailing charges.

UNDERTAKING IN CONNECTION WITH
REGISTRATION STATEMENTS ON FORM S-8

For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-17215 (filed September 15, 1987), 33-29138 (filed June 12, 1989),
33-55419 (filed September 12, 1994),  333-32295 (filed July 28, 1997), 333-32229
(filed July 28, 1997) and 333-52788 (filed December 27, 2000):

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

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April 2001.

                                          HANCOCK FABRICS, INC

                                          By /s/ Larry G. Kirk
                                          --------------------------------
                                          Larry G. Kirk
                                          Chairman of the Board and Chief
                                          Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of April 2001.


           Signature                                 Title
           ---------                                 -----

/s/ Larry G. Kirk                        Chairman of the Board, Chief Executive
-----------------------------            Officer and Director
(Larry G. Kirk)

/s/ Jack W. Busby                        President, Chief Operating Officer and
-----------------------------            Director
(Jack W. Busby)

/s/ R. Randolph Devening                 Director
-----------------------------
(R. Randolph Devening)

/s/ Don L. Fruge                         Director
------------------------------
(Don L. Fruge)

/s/ Roger T. Knox                        Director
------------------------------
(Roger T. Knox)

/s/ Donna L. Weaver                      Director
----------------------
(Donna L. Weaver)

                                   Exhibit 13

             FIVE-YEAR SUMMARY OF SIGNIFICANT FINANCIAL INFORMATION

------------------------------------------------------------------------------------------------
(in thousands, except per
share and store amounts)                  2000        1999         1998         1997        1996
------------------------------------------------------------------------------------------------
Sales                                 $385,245    $381,572     $392,303     $381,910    $378,218
Earnings before income taxes            17,053      10,650        5,590       24,842      20,282
Net earnings                            10,867       6,816        3,556       15,324      12,481
Earnings per common share
  Basic                                    .65         .38          .18          .74         .59
  Diluted                                  .65        . 38         . 18         . 72        . 58
Total assets                           192,729     195,562      192,404      195,558     187,843
Capital expenditures                     4,041       8,017        8,839        2,712       2,314
Long- and short-term indebtedness       16,000      31,000       29,000       10,000       3,000
Common shareholders' equity             82,552      76,867       77,152      106,691     105,273
------------------------------------------------------------------------------------------------
Common shares outstanding, net         17,285       18,652       18,595       21,114      21,315
Stores in operation                       443          453          462          481         462



QUARTERLY FINANCIAL DATA (unaudited)
-----------------------------------------------------------------------------------------------------
Years ended January 28, 2001 and January 30, 2000
(in thousands, except per share amounts)
                                                       Net                     Per Common Share
                                         Gross       Earnings         Net Earnings/(Loss)        Cash
                            Sales       Profit       (Loss)           Basic       Diluted      Dividend
-----------------------------------------------------------------------------------------------------
  2000
       First Quarter    $  98,123      $ 47,965       $ 2,183        $.12         $.12          $.025
       Second Quarter      86,046        43,486           582         .03          .03           .025
       Third Quarter       99,864        50,527         3,066         .19          .19           .025
       Fourth Quarter     101,212        53,856         5,036         .31          .31           .025
-----------------------------------------------------------------------------------------------------
                         $385,245      $195,834       $10,867        $.65         $.65           $.10
=====================================================================================================
  1999
       First Quarter    $  96,365       $45,296       $1,104         $.06         $.06           $.10
       Second Quarter      82,848        40,067         (759)        (.04)        (.04)           .10
       Third Quarter       98,962        49,576        2,499          .14          .14            .10
       Fourth Quarter     103,397        50,932        3,972          .22          .22           .025
-----------------------------------------------------------------------------------------------------
                         $381,572      $185,871       $6,816         $.38         $.38          $.325
=====================================================================================================

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

The following table presents the percentage of sales for the periods indicated and percentage changes from period to period of certain items included in the Consolidated Statement of Income:

                                                                                  Percent Change
                                      Percent of Net Sales                       from Prior Year
                                    ------------------------             -----------------------
                                     2000     1999      1998             2000    1999     1998
                                     ----     ----      ----             ----    ----     ----
Sales                               100.0%   100.0%    100.0%             1.0%   (2.7%)    2.7%
Comparable store sales                                                    2.0%    0.0%    (2.9%)
Gross margin                         50.8%    48.7%     48.6%
Selling, general and
   administrative expenses*          44.5%    44.0%     45.8%             1.9%   (6.5%)   13.5%
Pretax earnings*                      4.4%     2.8%      1.4%            60.1%   90.5%   (77.5%)
Net earnings*                         2.8%     1.8%       .9%            59.4%   91.7%   (76.8%)

* 1998 expenses and pretax earnings include the effect of an unusual charge totaling $10.0 million (2.5% of sales), as discussed further below. The impact of the charge on net earnings was $6.3 million (1.6% of sales).


2000 vs 1999

Sales for 2000 increased $3.7 million from 1999, primarily due to a 2.0% increase in comparable store sales. The increase was partially offset by a reduction in sales of $3.4 million from net store opening and closing activity. Hancock closed 19 stores and opened 9 in 2000 resulting in a total of 443 stores at year end.

Comparable store sales benefited from the continuing store repositioning strategy, new product additions in the home decorating and accessories category and the positive impact of store remodels, including the store-within-a-store home decorating concept in partnership with Waverly Fabrics.

Hancock's gross margin increased due to new product additions, ongoing reallocation of the mix of merchandise and continued close attention to routine obsolescence. The LIFO (last-in, first-out) charge was $650 thousand in 2000 as compared to a $475 thousand credit in 1999.

Selling, general and administrative expenses increased as a percentage of sales in 2000 as a result of wage pressures during this period of low unemployment, as well as higher insurance and utility costs. More efficient use of advertising helped to offset a portion of these expense increases.

Interest expense decreased by $200 thousand in 2000 due to lower average outstanding borrowings somewhat offset by a higher interest rate environment. Income tax expense increased by $2.4 million due to the improvement in pretax earnings over 1999.


1999 vs 1998

Sales for 1999 decreased $10.7 million from 1998, primarily due to a reduction in sales of $10.9 million from net store opening and closing activity. The decrease in sales was partially offset by a marginal increase in comparable store sales. Hancock closed 52 stores and opened 43 in 1999, resulting in a total of 453 stores at year end.

Comparable store sales improvement over 1998 came from expansions in the home decorating category and the positive impact of store remodels. These gains were offset by deflation in product prices, which continued from 1998 into the first half of 1999, and by the adverse impact of competitor liquidations.

Hancock's gross margin increased slightly due to changes in the merchandise mix, which offset promotional pricing designed to make up the sales shortfall created by deflation and competitor liquidations. There was a LIFO (last-in, first-out) credit of $475 thousand in 1999 as compared to a credit of $300 thousand in 1998.

Selling, general and administrative expenses increased as a percentage of sales in 1999 before the effect of a $10.0 million charge in 1998. Competition for labor drove up payroll costs. Moreover, startup costs associated with the acquisition of 29 Mae's Fabric stores, which were acquired too late in the year to make a significant sales contribution, resulted in higher selling, general and administrative expenses. In addition, expenses as a percentage of sales were higher due to the deleveraging of the expense base caused by the absence of comparable store sales gains.

Interest expense increased by $1.1 million in 1999 due to higher interest rates on the outstanding borrowings. Income tax expense increased by $1.8 million due to the improvement in pretax earnings over 1998.


Financial Position

Hancock traditionally maintains a strong financial position as evidenced by the following information as of the end of fiscal years 2000, 1999 and 1998 (dollars in thousands):


                                                  2000              1999            1998
                                                  ----              ----            ----
Cash and cash equivalents                   $    3,891         $   6,904       $   6,959
Net cash flows provided by (used in):
  Operating activities                      $   22,848         $  17,077       $  24,954
  Investing activities                      $   (3,635)        $ (10,732)      $  (9,516)
  Financing activities                      $  (22,226)        $  (6,400)      $ (15,536)
Working capital                             $   79,877         $  92,911       $  98,718
Long-term indebtedness
  to total capitalization                         16.2%             28.7%           27.3%


Historically, Hancock has financed its operations with internally generated cash flow. During 2000, cash flows from operations were used to purchase property and equipment, repay borrowings, pay dividends and repurchase stock. During 1999, cash flows from operations, supplemented by $2 million in borrowings, were used to purchase property and equipment, pay dividends, repurchase stock and acquire the leases of Mae's Fabrics.

Hancock purchased treasury stock of $5.5 million, $2.2 million and $28.8 million in 2000, 1999 and 1998, respectively. Hancock plans to use future cash in excess of capital improvement needs for the retirement of debt and the purchase of treasury stock as market and financial conditions dictate.


Capital Requirements

Hancock's primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders.

Capital expenditures amounted to $4.0 million in 2000, $8.0 million in 1999 and $8.8 million in 1998. The capital costs associated with remodeling 178 stores and opening 73 new stores during the three-year period (including the Mae's Fabrics stores acquired in 1999), purchasing and implementing a new merchandise management system, and normal capital maintenance for stores and the distribution center, accounted for the majority of these requirements.

Hancock estimates that capital expenditures for 2001 will approximate $8.0 million. Anticipated expenditures include the costs for 35 to 40 planned new stores, the remodeling of approximately 150 stores, and capital maintenance in the existing retail stores and distribution center. Internally generated funds are expected to be sufficient to finance these capital expenditures.

In addition to operating cash flows, Hancock has available credit of $44 million as of January 28, 2001 under Hancock's $60 million revolving credit facility. Hancock believes the total of $60 million is adequate for Hancock's foreseeable needs in the near term.

Effects of Inflation

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to the Federal minimum wage; accordingly, any increases will affect Hancock. In addition, payroll taxes, employee benefits and other employee costs continue to increase. Costs of new leases for new store locations remain stable, but renewal costs of older leases continue to increase. Utilities, maintenance and insurance costs have also risen. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and costs controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increasing costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of goods sold. A deflationary trend in product costs in 1998 and 1999, combined with inventory reductions, caused LIFO credits in both years. In 2000, an increase in the PPI indices resulted in a LIFO charge.


Seasonality

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.


Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for certain qualifying forward-looking statements. Certain information included herein contains statements that are forward-looking, such as statements related to financial items and results, plans for future expansion, store closure and other business development activities, capital spending or financing sources, capital structure, stability of interest rates during periods of borrowings and the effects of regulation, general economic trends, changes in consumer demand or purchase patterns, delays or interruptions in the flow of merchandise between the Company's suppliers and/or its distribution center and its stores, a disruption in the Company's data processing services and competition. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future. Accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of Hancock. These risks and uncertainties include, but are not limited to, those described above.


Recent Accounting Pronouncements

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance as to the appropriate timing for recognition of revenue. The Company recognizes revenue upon the delivery of the product to a customer. The Company adopted SAB 101 in the fourth quarter, as required, and has concluded that SAB 101 did not have any impact on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS 137 and 138. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is not holding any derivative financial or commodity instruments and does not believe adoption in 2001 will have any significant financial statement impact.

Consolidated Statement of Income
--------------------------------------------------------------------------------------------------------------
Years Ended January 28, 2001, January 30, 2000 and
     January 31,1999
    (in thousands, except for per share amounts)                       2000              1999             1998
--------------------------------------------------------------------------------------------------------------
Sales                                                             $ 385,245         $ 381,572        $ 392,303
Cost of goods sold                                                  189,411           195,701          201,521
--------------------------------------------------------------------------------------------------------------
  Gross profit                                                      195,834           185,871          190,782
--------------------------------------------------------------------------------------------------------------
Expenses (income)
  Selling, general and administrative                               171,269           168,041          179,818
  Depreciation and amortization                                       5,289             4,800            4,101
  Interest expense                                                    2,410             2,618            1,472
  Interest income                                                      (187)             (238)            (199)
--------------------------------------------------------------------------------------------------------------
  Total operating and interest expenses                             178,781           175,221          185,192
--------------------------------------------------------------------------------------------------------------
Earnings before taxes                                                17,053            10,650            5,590
Income taxes                                                          6,186             3,834            2,034
--------------------------------------------------------------------------------------------------------------
Net earnings and comprehensive income                             $  10,867         $   6,816        $   3,556
--------------------------------------------------------------------------------------------------------------
Earnings per share
  Basic                                                           $    . 65         $    . 38        $    . 18
  Diluted                                                         $    . 65         $    . 38        $    . 18
--------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding
  Basic                                                              16,810            18,056           19,741
  Diluted                                                            16,815            18,056           19,997
--------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet
----------------------------------------------------------------------------------------------------------
January 28, 2001 and January 30, 2000
    (in thousands, except for per share amounts)                                   2000               1999
----------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                   $   3,891          $   6,904
  Receivables, less allowance for doubtful
   accounts of $70 in 2000 and 1999                                                 589              2,347
  Inventories                                                                   138,657            140,750
  Prepaid expenses                                                                1,677              1,596
----------------------------------------------------------------------------------------------------------
  Total current assets                                                          144,814            151,597
Property and equipment, at depreciated cost                                      25,616             26,947
Deferred tax assets                                                              10,486             10,091
Pension payment in excess of required contribution                                3,078
Other assets                                                                      8,735              6,927
----------------------------------------------------------------------------------------------------------
  Total assets                                                                $ 192,729          $ 195,562
==========================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                            $  38,665          $  39,072
  Accrued liabilities                                                            15,367             13,344
  Deferred tax liabilities                                                        4,726              3,438
  Income taxes                                                                    6,179              2,832
----------------------------------------------------------------------------------------------------------
  Total current liabilities                                                      64,937             58,686
Long-term debt obligations                                                       16,000             31,000
Postretirement benefits other than pensions                                      21,278             20,895
Reserve for store closings                                                        3,012              4,161
Other liabilities                                                                 4,950              3,953
----------------------------------------------------------------------------------------------------------
 Total liabilities                                                              110,177            118,695
----------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 7 and 12)

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares
   authorized; 29,190,335 and 29,139,726 issued and
   outstanding, respectively                                                        292                291
  Additional paid-in capital                                                     39,094             39,142
  Retained earnings                                                             183,917            174,815
  Treasury stock, at cost, 11,905,738 and
   10,487,738 shares held, respectively                                        (135,583)          (130,086)
  Deferred compensation on restricted
   stock incentive plan                                                          (5,168)            (7,295)
----------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                     82,552             76,867
----------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                  $ 192,729          $ 195,562
==========================================================================================================

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------
Years Ended January 28, 2001, January 30, 2000 and
    January 31, 1999 (in thousands)                                           2000           1999           1998
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                        $    10,867    $     6,816    $     3,556
   Adjustments to reconcile net earnings to
     cash provided by operating activities
       Depreciation and amortization                                         5,289          4,800          4,101
       LIFO                                                                    650           (475)          (300)
       Deferred income taxes                                                   893          1,488          4,236
       Amortization of deferred compensation on
         restricted stock incentive plan                                     2,173          1,390          1,310
       Reserve for closed stores                                                                           8,604
       Write-off of investment                                                                             1,363
       Loss on disposal of fixed assets                                         60            295            230
       Interest expense on closed store accrual                                253            346
       Issuance of shares as compensation for professional services             95
   (Increase) decrease in assets
       Receivables and prepaid expenses                                      1,677            303           (428)
       Inventory at current cost                                             1,443          1,974          5,919
       Change in pension payment in excess of required contribution         (3,078)
       Other noncurrent assets                                              (2,191)            10             13
   Increase (decrease) in liabilities
       Accounts payable                                                       (407)         2,191          1,390
       Accrued liabilities                                                   3,350           (210)        (4,839)
       Current income tax obligations                                        3,123            430         (1,596)
       Postretirement benefits other than pensions                             383            561            588
       Payments against closed store accrual                                (2,729)        (2,816)
       Other liabilities                                                       997            (26)           807
----------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                         22,848         17,077         24,954
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property and equipment                                      (4,041)        (8,017)        (8,839)
   Proceeds from disposition of property and equipment                         138             67             27
   Acquisition of Mae's stores                                                 268         (2,782)
   Other                                                                                                    (704)
----------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                             (3,635)       (10,732)        (9,516)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net borrowings (repayments) on revolving
     credit agreement                                                      (15,000)         2,000         19,000
   Purchase of treasury stock                                               (5,497)        (2,219)       (28,820)
   Proceeds from exercise of stock options                                                                 2,235
   Issuance of shares under directors' stock plan                               36                            68
   Cash dividends paid                                                      (1,765)        (6,181)        (8,019)
----------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                            (22,226)        (6,400)       (15,536)
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                            (3,013)           (55)           (98)
Cash and cash equivalents:
   Beginning of year                                                         6,904          6,959          7,057
----------------------------------------------------------------------------------------------------------------
   End of year                                                         $     3,891    $     6,904    $     6,959
================================================================================================================
Supplemental disclosures Cash paid during the year for:
     Interest                                                          $     2,407    $     2,608    $     1,452
     Income taxes                                                      $     3,029    $     2,543    $     4,852
================================================================================================================

See accompanying notes to the consolidated financial statements.


Consolidated Statement of Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------------------
Years Ended January 28, 2001, January 30, 2000 and January 31, 1999
    (in thousand, except number of shares)
--------------------------------------------------------------------------------------------------------------------------------
                                                                     Additional                                           Total
                                            Common Stock      Paid -In   Retained        Treasury Stock      Deferred  Shareholders'
                                         Shares     Amount    Capital    Earnings      Shares      Amount  Compensation   Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1998               28,253,013    $283     $31,382    $178,643  (7,139,074)   $(99,047)   $(4,570)   $106,691
Net earnings and comprehensive                                              3,556                                          3,556
   income
Cash dividends ($.40 per share)                                            (8,019)                                        (8,019)
Exercise of stock options                 202,250       2       2,233                                                      2,235
Issuance of restricted stock               89,950               1,349                                         (1,349)
Cancellation of restricted stock           (2,400)                (30)                                            30
Amortization and vesting of deferred
 compensation on restricted stock                                 131                                          1,310       1,441
 incentive plan
Issuance of shares under directors'         5,013                  68                                                         68
 stock plan
Purchase of treasury stock                                                         (2,813,807)    (28,820)               (28,820)
--------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1999               28,547,826     285      35,133     174,180  (9,952,881)   (127,867)    (4,579)     77,152
Net earnings and comprehensive income                                       6,816                                          6,816
Cash dividends ($.325 per share)                                           (6,181)                                        (6,181)
Issuance of restricted stock              595,600       6       4,126                                         (4,132)
Cancellation of restricted stock           (3,700)                (26)                                            26
Amortization and vesting of deferred
 compensation on restricted stock                                 (91)                                         1,390       1,299
 incentive plan
Purchase of treasury stock                                                           (534,857)     (2,219)                (2,219)
--------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 2000               29,139,726     291      39,142     174,815 (10,487,738)   (130,086)    (7,295)     76,867
Net earnings and comprehensive income                                      10,867                                         10,867
Cash dividends ($.10 per share)                                            (1,765)                                        (1,765)
Issuance of restricted stock               21,500                  64                                            (64)
Cancellation of restricted stock           (2,700)                (18)                                            18
Amortization and vesting of deferred
 compensation on restricted stock                                (224)                                         2,173       1,949
 incentive plan
Issuance of shares under directors'         9,521                  36                                                         36
 stock plan
Issuance of shares as compensation
  for professional services                22,288       1          94                                                         95
Purchase of treasury stock                                                         (1,418,000)     (5,497)                (5,497)
---------------------------------------------------------------------------------------------------------------------------------
Balance January 28, 2001               29,190,335    $292     $39,094    $183,917 (11,905,738) $ (135,583)  $ (5,168)   $ 82,552
=================================================================================================================================

See accompanying notes to the consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 - Description of Business

Hancock Fabrics, Inc. ("Hancock") is a retail and wholesale merchant of fabric and related home sewing and decorating accessories. Hancock operates 443 stores in 42 states, supplies over 100 independent wholesale customers and operates three internet stores under its domain names, hancockfabrics.com and homedecoratingaccents.com. The Company is in one business segment and follows the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

Note 2 - Summary of Accounting Policies

Consolidated financial statements include the accounts of Hancock and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated. Hancock maintains its financial records on a 52-53 week fiscal year ending on the Sunday closest to January 31. Fiscal years 2000, 1999 and 1998, as used herein, refer to the years ended January 28, 2001, January 30, 2000 and January 31, 1999, respectively. Each of these three fiscal years contained 52 weeks.

Use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period is required by management in the preparation of the financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and cash equivalents include cash on hand, amounts due from banks and repurchase agreements having original maturities of three months or less and are reflected as such for purposes of reporting cash flows.

Inventories consist of fabrics, sewing notions and related accessories held for resale and are valued at the lower of cost or market; cost is determined by the last-in, first-out ("LIFO") method. The current cost of inventories exceeded the LIFO cost by approximately $40 million at January 28, 2001 and January 30, 2000.

Depreciation is computed by use of the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Average depreciable lives are as follows: buildings and improvements 15-20 years; fixtures and equipment 3-8 years; and transportation equipment 3-5 years.

Maintenance   and  repairs  are  charged  to  expense  as  incurred   and  major
improvements are capitalized.

Advertising, including production costs, is charged to expense the first day of the advertising period. Advertising expense for 2000, 1999 and 1998, was $16.2 million, $18.0 million and $19.0 million, respectively.

Preopening costs of new stores are charged to expense as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities.

Long-term investments are recorded using the equity method of accounting.

Earnings per share is presented for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (see Note 11).

Financial   instruments  are  evaluated   pursuant  to  Statement  of  Financial
Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument: cash and receivables - the carrying amounts approximate fair value because of the short maturity of those instruments; long-term debt - the fair value of Hancock's long-term debt is estimated based on the current borrowing rates available to Hancock for bank loans with similar terms and average maturities. The carrying amounts approximate fair value because the interest rates reflect current market rates. Throughout all years presented, Hancock did not have any financial derivative instruments outstanding.

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock options are accounted for using the methods prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma information regarding net income and earnings per share as calculated under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, is presented in Note 10.

Comprehensive income is reported in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company did not have any comprehensive income items as defined by SFAS 130 in any of the three years ended January 28, 2001.

Treasury stock is repurchased periodically by the Company. These treasury stock transactions are recorded using the cost method.

Recent Accounting Pronouncements. On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance as to the appropriate timing for recognition of revenue. The Company recognizes revenue upon the delivery of the product to a customer. The Company adopted SAB 101 in the fourth quarter, as required, and has concluded that SAB 101 did not have any impact on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133. Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS 137 and 138. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company is not holding any derivative financial or commodity instruments and does not believe adoption in 2001 will have any financial statement impact.

Note 3 - Acquisition of Mae's Fabrics Store Leases

Effective April 27, 1999, the Company agreed to acquire certain operating leases of Mae's Fabrics stores for a cash payment of approximately $2.8 Million. During fiscal year 2000 the company received $268,000 in connection with the escrow settlement associated with this acquisition resulting in a total purchase price of $2.5 million. Twenty-nine lease assignments were made for stores operating in the Mid-Atlantic States. This acquisition was accounted for as a purchase. As no tangible assets were acquired, the entire purchase price was assigned to goodwill which is being amortized on a straight-line basis over 15 years. Amortization expense for this goodwill was $170,000 and $46,000 for 2000 and 1999, respectively. Operating results for the twenty-nine locations have been included with those of the Company since the time the stores opened during 1999.

                                      -16-

Note 4 - Property and Equipment (in thousands)
                                                                                  2000               1999
                                                                                  ----               ----
Buildings and improvements                                                    $   12,416       $    12,416
Leasehold improvements                                                             5,445             5,259
Fixtures and equipment                                                            48,450            43,823
Transportation equipment                                                           1,700             1,732
Construction in progress                                                             165             2,677
                                                                              ----------       -----------
                                                                                  68,176            65,907
Accumulated depreciation and amortization                                        (45,473)          (41,881)
                                                                              ----------       -----------
                                                                                  22,703            24,026
Land                                                                               2,913             2,921
                                                                              ----------       -----------
                                                                              $   25,616       $    26,947
                                                                              ==========       ===========
Note 5 - Accrued Liabilities (in thousands)
                                                                                  2000               1999
                                                                                  ----               ----
Payroll and benefits                                                          $    4,734       $     2,138
Property taxes                                                                     3,787             3,532
Sales taxes                                                                        1,796             1,753
Current portion of reserve for closed stores (Note 13)                             1,064             2,391
Other                                                                              3,986             3,530
                                                                              $   15,367       $    13,344
                                                                             ===========       ===========
Note 6 - Long-Term Debt Obligations (in thousands)
                                                                                  2000                1999
                                                                                  ----                ----
Revolving credit agreement                                                    $   16,000       $    31,000
                                                                             ===========       ===========

As of April 16, 1999, Hancock entered into a three-year, $60 million uncollateralized revolving credit arrangement with a group of banks. This agreement provides for an annual facility fee, which was 0.25% of the total facility amount as of January 28, 2001. Borrowings under the revolving credit agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the Money Market Rate or a rate derived from the London Interbank Offered Rate. This agreement replaced a similar agreement that had been in place since 1993.

At January 28, 2001, the effective interest rate on the outstanding borrowings was 6.76%. Under the most restrictive covenants of these agreements, Hancock is required to maintain a specified consolidated tangible net worth, a debt to cash flow ratio and a fixed charge coverage ratio.

Hancock also has an arrangement that provides for up to $10 million in letters of credit.

Note 7 - Long-Term Leases

Hancock leases its retail fabric store locations under noncancelable operating leases expiring at various dates through 2020. Certain of the leases for store locations provide for additional rent based on sales volume.



                                                                       2000             1999              1998
                                                                  -----------       -----------      -----------
Rent expense consists of the following (in thousands):
Minimum rent                                                      $    30,780       $    30,535      $    30,489
Additional rent based on sales                                            222               208              229
                                                                  -----------       -----------      -----------
                                                                  $    31,002       $    30,743      $    30,718
                                                                  ===========       ===========      ===========

Minimum rental payments as of January 28, 2001 are as follows (in thousands):

        Fiscal Year
         2001                                                        $    27,581
         2002                                                             23,951
         2003                                                             20,065
         2004                                                             16,873
         2005                                                             14,038
         Thereafter                                                       33,656
         Total minimum lease payments                                $   136,164
                                                                     ===========

Note 8 - Income Taxes
The components of income tax expense (benefit) are as follows (in thousands):

                                                                2000              1999             1998
                                                                ----              ----             ----
Currently payable (receivable)
  Federal                                                  $      4,965    $     2,346        $  (2,080)
  State                                                             328                            (122)
                                                            -----------    -----------     ------------
                                                                  5,293          2,346           (2,202)
                                                            -----------    -----------     ------------
Deferred
  Current                                                         1,288            876            5,875
  Noncurrent                                                       (395)           612           (1,639)
                                                            -----------    -----------     ------------
                                                                    893          1,488            4,236
                                                            -----------    -----------     ------------
                                                            $     6,186    $     3,834      $     2,034
                                                            ===========    ===========     ============

                                      -17-

The 1998 current income tax benefit relates primarily to a $14,150,000 deduction for changes in the Company's intercompany markup on merchandise for tax purposes. Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

The net current deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                                    2000             1999
                                                                                    ----             ----
Current deferred tax assets
   Accrual for medical insurance                                             $       732       $       534
   Accrual for workers' compensation                                                 280               377
   Other items                                                                     1,109             1,327
                                                                             -----------       -----------
       Gross current deferred tax assets                                           2,121             2,238
Current deferred tax liabilities
   Inventory valuation                                                            (6,847)           (5,676)
                                                                             ------------      ------------
                                                                             $    (4,726)      $    (3,438)
                                                                             ============      ============

The net noncurrent deferred tax assets(liabilities) are comprised of the following (in thousands):

                                                                                    2000             1999
                                                                                    ----             ----
  Noncurrent deferred tax assets
     Postretirement benefits other than pensions                                $  7,724         $   7,251
     Accrual for store closing costs                                                 748             1,310
     Accrual for pension                                                             550
     Difference in recognition of restricted stock expense                           705               505
     Deferred compensation liability                                                 899               810
     Other deferred deduction items                                                  202               589
                                                                                --------         ---------
       Gross noncurrent deferred tax assets                                       10,828            10,465
       Noncurrent deferred tax liabilities
         Depreciation                                                               (342)             (200)
         Accrual for pension                                                                          (174)
                                                                                --------         ----------
                                                                                $ 10,486         $  10,091
                                                                                ========         =========

The ultimate realization of a significant portion of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions.

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

                                                                                2000           1999          1998
                                                                                ----           ----          ----
Statutory Federal income tax rate                                               35.0%          35.0%          35.0%
State income taxes, net of Federal income tax effect                             1.5             .5            1.3
Effect of change in state rates                                                                                (.9)
Other                                                                            (.2)            .5            1.0
                                                                            --------        -------         ------
Effective tax rate                                                              36.3%          36.0%          36.4%
                                                                            ========        =======         ======

Note 9 - Shareholders' Interest

Authorized Capital. Hancock's authorized capital includes five million shares of $.01 par value preferred stock, none of which have been issued.

Common Stock Purchase Rights. Hancock has entered into a Common Stock Purchase Rights Agreement, as amended, (the "Rights Agreement"), with Continental Stock Transfer & Trust Company as Rights Agent. The Rights Agreement, in certain circumstances, would permit shareholders to purchase common stock at prices which would be substantially below market value. These circumstances include the earlier of (i) the tenth day after an announcement that a person or group has acquired beneficial ownership of 20% or more of the Hancock shares, with certain exceptions such as a tender offer that is approved by a majority of Hancock's Board of Directors, or (ii) the tenth day, or such later date as set by Hancock's Board of Directors, after a person or group commences, or announces its intention to commence, a tender or exchange offer, the consummation of which would result in beneficial ownership of 30% or more of the Hancock shares.

Stock Repurchase Plan. In prior years and continuing in fiscal 2000, repurchases of almost 12,000,000 shares have been made. As of January 28, 2001, 1,565,892 shares are available for repurchase under the most recent authorization.

Issuance of shares as compensation for professional services. During 2000, the Company issued 21,333 shares of common stock valued at $90,498 to Creative Network Studios for advertising and marketing services. The Company also issued 955 shares of common stock valued at $4,084 to Vinalrac H. M. Garmon for marketing services. These issuances were exempt from registration pursuant to
Section 4 (2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

Note 10 - Employee Benefit Plans
Stock Options. In 1996, Hancock adopted the 1996 Stock Option Plan (the "1996 Plan") which authorized the granting of options to employees for up to two million shares of common stock at an exercise price of no less than 50% of fair market value on the date the options are granted. The exercise price of options granted under this Plan have equaled the fair market value on the grant date. As of January 28, 2001, 77,400 options remain to be granted under the 1996 Plan. The 1996 Plan was established to provide for the continued issuance of stock options to employees when the shares available for grants under a preceding plan, the 1987 Stock Option Plan (the "1987 Plan"), were depleted. As promulgated in the plan prospectus, the 1987 Plan expired on March 22, 1997; however, options granted under the 1987 Plan extend beyond the termination date.

A summary of activity in the plans for the years ended January 28, 2001, January 30, 2000 and January 31, 1999 follows:

                                     2000                            1999                          1998
---------------------------------------------------------------------------------------------------------------
                                         Weighted                       Weighted                       Weighted
                                          Average                        Average                        Average
                                         Exercise                       Exercise                       Exercise
                          Options          Price           Options        Price           Options        Price
---------------------------------------------------------------------------------------------------------------
Outstanding at
 beginning of year      2,669,500       $    9.84        2,307,000     $   10.76        2,174,050       $10.20
Granted                   588,100            4.25          523,600          5.81          426,200        12.63
Canceled                 (136,100)           8.91         (161,100)         9.88          (91,000)       11.85
Exercised                                                                                (202,250)        8.31
Outstanding             ---------                        ---------                      ---------
 at end of year         3,121,500            8.83        2,669,500          9.84        2,307,000        10.76
Exercisable             =========                        =========                      =========
 at end of year         2,317,150       $   10.25        1,984,800     $   10.58        1,592,200       $ 9.85
                        =========                        =========                      =========

The options outstanding at January 28, 2001 are exercisable at prices ranging from $4.25 to $14.25 per share. The weighted average remaining contractual life of all outstanding options was 6.69 years at January 28, 2001.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock awards. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings for 2000, 1999 and 1998 would have been reduced by approximately $629,000, $950,000 and $1.3 million respectively. Diluted earnings per share would have been reduced by $.04, $.06 and $.07 for 2000, 1999 and 1998, respectively. The weighted average grant-date fair value of options granted during 2000, 1999 and 1998 was $1.50, $2.09 and $3.71, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: dividend yields of 1.82%, .94% and 2.10% average expected volatility of .43, .37 and .33; risk-free interest rates of 4.68%, 5.88% and 4.75%; and an average expected life of 4.1 years.

Restricted Stock. On December 6, 1995, Hancock adopted the 1995 Restricted Stock Plan to provide for the issuance of restricted stock awards to employees. The aggregate number of shares that may be issued or reserved for issuance pursuant to the 1995 Restricted Stock Plan shall not exceed one million shares (subject to adjustment as provided in the Plan). During 2000, 1999 and 1998, restricted shares of 21,500, 595,600 and 89,950 respectively, were issued to officers and key employees under the plan. As of January 28, 2001, 871,000 shares are outstanding for which restrictions have not been lifted and 2,750 shares remain available for issuance. Compensation expense related to restricted shares issued is recognized over the period for which restrictions apply. This expense totaled $2,173,000, $1,390,000 and $1,310,000 in 2000, 1999 and 1998, respectively.

Retirement Plans. Substantially all full-time employees are covered by a trusteed, noncontributory defined benefit retirement plan maintained by Hancock. The retirement benefits provided by this plan are primarily based on years of service and employee compensation. Pension costs are funded by annual contributions to the trust.

The following table sets forth changes in the projected benefit obligation and changes in the fair value of plan assets (in thousands):

                                                                                  2000             1999
                                                                                  ----             ----
Change in projected benefit obligation
Benefit obligation at beginning of year                                      $    41,133           $40,093
Service costs                                                                      1,898             2,083
Interest costs                                                                     2,985             2,799
Benefits paid                                                                     (1,811)           (1,828)
Actuarial adjustments                                                               (460)           (2,014)
                                                                             ------------      ------------
Benefit obligation at end of year                                            $    43,745       $    41,133
                                                                             ============      ============

Change in plan assets
Fair value of plan assets at beginning of year                               $    48,551           $41,970
Actual return on plan assets                                                        (997)            6,044
Employer contributions                                                             2,760             2,365
Benefits paid                                                                     (1,811)           (1,828)
                                                                             ------------      -------------
Fair value of plan assets at end of year                                     $    48,503       $    48,551
                                                                             ============      =============

                                      -19-

The funded status and the amounts recognized in Hancock's consolidated balance sheet for defined benefit plans based on an actuarial valuation as of the measurement dates of December 31, 2000 and 1999 are as follows (in thousands):

                                                      2000             1999
                                                      ----             ----
Funded status                                    $     4,759        $     7,418
Transition obligation (asset)                                              (254)
Prior service cost                                       510                624
Actuarial adjustment                                  (2,191)            (7,309)
                                                 -----------       -------------
Prepaid (accrued) benefit cost                   $     3,078         $      479
                                                 ===========       =============

Plan assets include fixed income and equity funds, comprising corporate and government debt securities as well as common stock. The unrecognized net transition asset has been amortized over 15 years beginning in 1986.

Net periodic pension costs include the following components:

                                                                   2000             1999              1998
                                                                   -----            ----              ----
Service cost                                                    $   1,898      $    2,083    $       2,010
Interest cost                                                       2,985           2,799            2,538
Expected return on plan assets                                     (4,485)         (3,869)          (3,404)
Amortization and deferrals                                           (399)           (139)            (148)
                                                            --------------  --------------   --------------
Net periodic pension cost                                   $          (1)  $         874    $         996
                                                            =============== ==============   ===============

Actuarial assumptions used in the period-end valuations were as follows:

                                                                 2000              1999              1998
                                                                 ----              ----              ----

Discount rate                                                    7.50%             7.50%            7.00%
Rate of increase in compensation levels                          4.25%             4.25%            4.25%
Expected long-term rate of return on assets                      9.25%             9.25%            9.25%

Postretirement Benefits Other Than Pensions. Certain health care benefits are provided by Hancock to substantially all retired employees with more than 15 years of credited service. The following table sets forth the changes in the projected benefit obligation and changes in the fair value of plan assets (in thousands):

                                                                                  2000             1999
                                                                                  ----             ----
Change in projected benefit obligation
Benefit obligation at beginning of year                                      $    13,045       $    13,565
Service costs                                                                        598               679
Interest costs                                                                       940               888
Benefits paid                                                                       (568)             (523)
Actuarial adjustments                                                               (223)           (1,564)
                                                                             ------------      ------------
Benefit obligation at end of year                                            $    13,792       $    13,045
                                                                             ============      ============

The Company currently contributes to the plan as benefits are paid. The funded status and the amounts recognized in Hancock's consolidated balance sheet for other postretirement benefits based on an actuarial valuation as of the measurement dates of December 31, 2000 and 1999 are as follows (in thousands):

                                                                                  2000             1999
                                                                                  ----             ----

Funded status                                                                $   (13,792)      $   (13,045)
Prior service cost                                                                (1,799)           (1,979)
Actuarial adjustments                                                             (5,687)           (5,871)
                                                                             -----------       ------------
Prepaid (accrued) benefit cost                                               $   (21,278)       $  (20,895)
                                                                             ============      ============


The medical care cost trend rate used in determining this obligation for employees before age 65 is 7.03%, decreasing by .68% annually before leveling at 5.00%. For individuals 65 and over, the rate is 4.50%. This trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the combined health care cost trend by 1% would increase the accumulated postretirement benefit obligation by $2.1 million.

The discount and the salary scale rates used in calculating the obligations are 7.50% and 4.25%, respectively, at December 31, 2000 and December 31, 1999.

Net periodic postretirement benefit costs included the following (in thousands):

                                                                   2000             1999              1998
                                                                   ----             ----              ----
Service cost                                                $         598   $         679    $         652
Interest cost                                                         940             888              825
Amortization and deferrals                                           (551)           (483)            (510)
                                                            --------------  --------------   --------------
Net periodic postretirement benefit costs                   $         987   $       1,084    $         967
                                                            ==============  ==============   ==============


Hancock's policy is to fund claims as incurred. Claims paid in 2000, 1999 and 1998 totaled $568,000, $523,000, and $379,000, respectively.

Note 11 - Earnings per Share

A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share data):

                                                               Years Ended
                     ---------------------------------------------------------------------------------------------------
                          January 28, 2001                  January 30, 2000                  January 31, 1999
                     -------------------------------- --------------------------------- --------------------------------
                      Net                 Per Share      Net                 Per Share      Net                 Per Share
                     Earnings      Shares    Amount      Earnings     Shares     Amount     Earnings    Shares      Amount
                     -----------  -------- ----------   ----------- --------- ----------- ----------- ---------- ---------
Basic EPS
Earnings available
to common shareholders   $10,867   16,810     $.65       $6,816       18,056     $.38       $3,556     19,741    $    .18

Effect of Dilutive
  Securities
Stock options                           5                                                                 192
Restricted stock                                                                                           64
                                ---------                          ---------                        ---------

Diluted EPS
Earnings available
to common shareholders
  plus conversions       $10,867   16,815     $.65       $6,816       18,056     $.38      $ 3,556     19,997    $    .18
                         =======   ======     ====       ======       ======     ====      =======     ======    ========

Certain options to purchase shares of the Company's common stock were outstanding during the years ending January 28, 2001, January 30, 2000 and January 31, 1999 but were not included in the computation of diluted EPS because the exercise price was greater than the average price of common shares. These options were still outstanding as of January 28, 2001.


Note 12 - Commitments and Contingencies

Concentration of Credit Risk. Financial instruments which potentially subject Hancock to concentrations of risk are primarily cash and cash equivalents. Hancock places its cash and cash equivalents in insured depository institutions and limits the amount of credit exposure to any one institution.

Litigation. Hancock is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, Hancock's management is of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of Hancock.


Note 13 - Store Closing Reserves

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

At January 28, 2001 the balance in this restructuring reserve was $4,076,000 which represents the present value of the future net lease obligations required for the locations which have been closed. The 2000 activity in the reserve is as follows:


                               January 30,             Imputed                Lease           January 28,
                                  2000                Interest              Payments             2001
                                  ----                --------              --------             ----
Lease obligations               $6,552                    253                (2,729)            $4,076
                                ======                    ===                =======            ======

Report of Independent Accountants                                         (logo)
----------------------------------



To the Board of Directors and
 Shareholders of Hancock Fabrics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Hancock Fabrics, Inc. and its subsidiaries at January 28, 2001 and January 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





March 2, 2001
Memphis, TN

                                                                      EXHIBIT 21


                      Subsidiaries of Hancock Fabrics, Inc.
                      -------------------------------------


                                                             Names Under Which
                                      State of                   Subsidiary
Name                                Incorporation              Does Business
----                                -------------              -------------

HF Enterprises, Inc.                Delaware               HF Enterprises

HF Resources, Inc.                  Delaware               HF Resources

HF Merchandising, Inc.              Delaware               HF Merchandising

Hancock Fabrics of MI,
  Inc.                              Delaware               Hancock Fabrics of MI

                                                                      EXHIBIT 23


                       Consent of Independent Accountants
                       ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-17215, 33-29138, 33-55419, 333-32295, 333-32229,
and 333-52788) of Hancock Fabrics, Inc. of our report dated March 2, 2001 appearing on page 21 of the Annual Report to Shareholders, which is incorporated in this Annual Report of Form 10-K.


PRICEWATERHOUSECOOPERS LLP

Memphis, Tennessee
April 27, 2001