Form 10-Q
period 2001-04-29
HANCOCK FABRICS INC
filed 2001-06-12
CIK 812906

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

           [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


             FOR THE QUARTERLY PERIOD ENDED       APRIL 29, 2001
                                            -------------------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________to______________

                       COMMISSION FILE NUMBER     1-9482
                                              --------------

                              HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    64-0740905
   (State or other jurisdiction of                      (I. R. S. Employer
    incorporation or organization)                      Identification No.)

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

As of April 29, 2001, the registrant had outstanding an aggregate of 17,209,664 shares of common stock, $.01 par value.

INDEX

PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)                                                   Page Numbers
    Consolidated Balance Sheet as of April 29, 2001 and January 28, 2001                              3

    Consolidated Statement of Earnings for the Thirteen Weeks Ended
      April 29, 2001 and April  30, 2000                                                              4

    Consolidated Statement of Shareholders' Equity for the Thirteen Weeks
      Ended April 29, 2001                                                                            5

    Consolidated Statement of Cash Flows for the Thirteen Weeks Ended
      April 29, 2001 and April 30, 2000                                                               6

    Notes to Consolidated Financial Statements                                                    7 - 8

  Item 2.  Management's Discussion and Analysis of  Financial Condition
     and Results of Operations                                                                   8 - 10

PART II.   OTHER INFORMATION:

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks                               10

  Item 6.  Exhibits and Reports on Form 8-K                                                          10

SIGNATURE                                                                                            10

PART I. FINANCIAL INFORMATION


CONSOLIDATED BALANCE SHEET
(unaudited)

----------------------------------------------------------------------------------------------------------
(in thousands, except for                                                  April 29,          January 28,
  share and per share amounts)                                               2001                2001
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $   4,038           $   3,891
    Receivables, less allowance for doubtful accounts                            647                 589
    Inventories                                                              135,285             138,657
    Prepaid expenses                                                           1,298               1,677
----------------------------------------------------------------------------------------------------------
    Total current assets                                                     141,268             144,814

Property and equipment, at depreciated cost                                   27,471              25,616
Deferred tax asset                                                             8,042              10,486
Pension payment in excess of required contribution                             2,845               3,078
Other assets                                                                   8,673               8,735
----------------------------------------------------------------------------------------------------------
    Total assets                                                           $ 188,299           $ 192,729
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $  34,110           $  38,665
    Accrued liabilities                                                       12,810              15,367
    Deferred tax liabilities                                                   2,952               4,726
    Income taxes                                                               2,483               6,179
----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                 52,355              64,937

Long-term debt obligations                                                    23,000              16,000
Postretirement benefits other than pensions                                   21,412              21,278
Reserve for store closings                                                     2,498               3,012
Other liabilities                                                              4,833               4,950
----------------------------------------------------------------------------------------------------------
    Total liabilities                                                        104,098             110,177
----------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:

  Common stock, $.01 par value; 80,000,000 shares authorized;
   29,199,021 and 29,190,335 issued and outstanding, respectively                292                 292
  Additional paid-in capital                                                  39,044              39,094
  Retained earnings                                                          185,717             183,917

  Treasury stock, at cost, 11,989,357 and 11,905,738
   shares held, respectively                                                (136,156)           (135,583)
  Deferred compensation on restricted stock
   incentive plan                                                             (4,696)             (5,168)
----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                84,201              82,552
----------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                             $ 188,299           $ 192,729
==========================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)


---------------------------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                                                           Thirteen Weeks Ended
                                                                          -------------------------------
                                                                           April 29,           April 30,
                                                                             2001                2000
---------------------------------------------------------------------------------------------------------
Sales                                                                      $ 97,616            $ 98,123
Cost of goods sold                                                           49,197              50,158
---------------------------------------------------------------------------------------------------------
  Gross profit                                                               48,419              47,965
---------------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                                        42,819              42,624
  Depreciation and amortization                                               1,336               1,269
  Interest expense                                                              397                 691
  Interest income                                                               (38)                (39)
---------------------------------------------------------------------------------------------------------
  Total operating and interest expenses                                      44,514              44,545
---------------------------------------------------------------------------------------------------------

Earnings before taxes                                                         3,905               3,420
Income taxes                                                                  1,417               1,237
---------------------------------------------------------------------------------------------------------

Net earnings and comprehensive income                                      $  2,488            $  2,183
=========================================================================================================

Earnings per share
         Basic                                                             $   0.15            $   0.12
         Diluted                                                           $   0.15            $   0.12
=========================================================================================================

Weighted average shares outstanding
         Basic                                                               16,489              17,492
         Diluted                                                             16,696              17,492
=========================================================================================================

Dividends per share                                                        $   0.04            $  0.025
=========================================================================================================

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for                Common Stock     Additional               Treasury Stock                        Total
  number of shares)                    -----------------   Paid-in    Retained   -------------------       Deferred   Shareholders'
                                       Shares     Amount   Capital    Earnings   Shares       Amount     Compensation    Equity
-----------------------------------------------------------------------------------------------------------------------------------
Thirteen weeks ended April 29, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 28, 2001               29,190,335   $292   $39,094    $183,917  (11,905,738)  $(135,583)    $(5,168)    $82,552
Net earnings                                                             2,488                                            2,488
Cash dividend - $.04 per
 share on a quarterly basis                                               (688)                                            (688)
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                               (106)                                             472         366
Purchase of treasury stock                                                          (83,619)       (573)                   (573)
Issuance of shares under directors'
  stock plan                                4,436               32                                                           32
Exercise of stock options                   4,250               24                                                           24
-----------------------------------------------------------------------------------------------------------------------------------
Balance April 29, 2001                 29,199,021   $292   $39,044    $185,717  (11,989,357)  $(136,156)    $(4,696)    $84,201
===================================================================================================================================

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)


-----------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                   Thirteen Weeks Ended
                                                                               ----------------------------
                                                                               April 29,          April 30,
                                                                                  2001              2000
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                  $  2,488          $  2,183
  Adjustments to reconcile net earnings to cash
   provided by (used in) operating activities
    Depreciation and amortization                                                  1,336             1,269
    Deferred income taxes                                                            670               603
    Amortization of deferred compensation on
     restricted stock incentive plan                                                 472               460
    Interest expense on closed stores                                                 54                70
    (Increase) decrease in assets
      Receivables and prepaid expenses                                               321             2,522
      Inventory at current cost                                                    3,372             8,731
      Pension payment in excess of required contribution                             233
      Other noncurrent assets                                                         62            (2,392)
      Issuance of shares as compensation for professional services                                      20
    Increase (decrease) in liabilities
      Accounts payable                                                            (4,555)          (10,001)
      Accrued liabilities                                                         (2,557)              191
      Current income tax obligations                                              (3,802)             (625)
      Postretirement benefits other than pensions                                    134               124
      Payments against closed store accrual                                         (568)             (778)
      Other liabilities                                                             (117)              395

-----------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by operating activities                          (2,457)            2,772

-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                             (3,191)           (1,352)
  Other                                                                                                268

-----------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                        (3,191)           (1,084)

-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving
    credit agreement                                                               7,000            (3,000)
  Purchase of treasury stock                                                        (573)           (1,644)
  Issuance of shares under directors' stock plan                                      32
  Exercise of stock options                                                           24
  Cash dividends paid                                                               (688)             (457)

-----------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                           5,795            (5,101)

-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                     147            (3,413)

Cash and cash equivalents:
  Beginning of period                                                              3,891             6,904
-----------------------------------------------------------------------------------------------------------

  End of period                                                                 $  4,038          $  3,491
===========================================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                                    $    296          $    580
    Income taxes                                                                $  5,453          $  1,259
===========================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hancock Fabrics, Inc. ("Hancock" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring entries) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 29, 2001 incorporated into the Company's Annual Report on Form 10-K.

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

COMPUTATION OF EARNINGS PER SHARE
(unaudited)

------------------------------------------------------------------------------------------------------------
(dollars in thousands, except for share and                                       Thirteen Weeks Ended
    per share amounts)                                                     ---------------------------------
                                                                            April 29,            April 30,
                                                                              2001                 2000
------------------------------------------------------------------------------------------------------------
Basic earnings per share

  Net earnings                                                             $     2,488          $     2,183
                                                                           ===========          ===========

  Weighted average number of common shares outstanding during period        16,488,743           17,492,409
                                                                           ===========          ===========

Basic earnings per share                                                   $      0.15          $      0.12
                                                                           ===========          ===========

Diluted earnings per share

  Net earnings                                                             $     2,488          $     2,183
                                                                           ===========          ===========

  Weighted average number of common shares outstanding during period        16,488,743           17,492,409

  Common stock equivalents                                                     148,865                    0

  Contingently issuable shares                                                  58,365                    0
                                                                           -----------          -----------

                                                                            16,695,973           17,492,409
                                                                           ===========          ===========

Diluted earnings per share                                                 $      0.15          $      0.12
                                                                           ===========          ===========

Weighted average common stock equivalents not included in EPS
  because the effect would be anti-dilutive                                          0              849,932
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

At April 29, 2001, the balance in this reserve was $3,562,000 which represents the present value of the future net lease obligations required for the locations which have been closed. The first quarter 2001 activity in the reserve is as follows:

                                                          Imputed                  Lease
(in thousands)              January 29, 2001              Interest                Payments              April 29, 2001
                            ----------------              --------                --------              --------------
Lease obligations                $4,076                     $54                    $(568)                   $3,562

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS 137 and 138. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The company was not holding any derivative financial or commodity instruments during the quarter ended April 29, 2001 and the adoption of FAS 133 did not have any financial statement impact.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 3 stores and closed 7 stores during the thirteen weeks ended April 29, 2001, resulting in a total of 439 stores at period end.

During the thirteen weeks ended April 29, 2001, net earnings of $2.5 million, decreases in inventory of $3.3 million and additional borrowings of $7.0 million were used to fund additions to property and equipment of $2.8 million and reductions in accounts payable of $4.5 million, accrued liabilities of $2.6 million and income tax obligations of $3.8 million. At April 29, 2001, the Company had $23 million in outstanding debt, or about 21% of total capitalization, compared to $28 million in outstanding debt at the end of last year's first quarter.

RESULTS OF OPERATIONS

Thirteen weeks ended April 29, 2001 compared to thirteen weeks ended April 30, 2000

Net earnings were $2.5 million, or $.15 per share, compared with $2.2 million, or $.12 per share in the same period of the prior year. The increase in earnings resulted from improved gross margins and lower interest costs.

Sales decreased to $97.6 million from $98.1 million in last year's first quarter, as the result of an increase of 1.2% in comparable store sales, offset by a $1.6 million decrease in sales from net store opening and closing activity. Sales benefited from the store repositioning strategy, aggressive store remodeling and product mix changes that the Company has implemented, but were offset by having thirteen fewer stores than a year ago.

Gross margins improved to 49.6% from 48.9% last year due to the addition of higher margin products, less reliance being placed on price promotions and tighter inventory control resulting in fewer markdowns.

In the first quarter of 2001, total selling, general and administrative expenses as a percentage of sales increased to 43.9% from 43.4% due to a lack of expense leverage from a marginal comparable store sales increase.

Interest expense was lower due to a reduction in the debt level and a decrease in interest rates by the Federal Reserve Bank.

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

Inflation is one of the key factors used in the calculation of the LIFO charge to Cost of Sales. In the last fiscal year, an increase in the PPI indices resulted in a LIFO charge of $650 thousand.

SEASONALITY

The Company's business is slightly seasonal. Peak sales periods occur in the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The company was not holding any derivative financial or commodity instruments during the quarter ended April 29, 2001 and the adoption of FAS 133 did not have any financial statement impact.

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

PART II. OTHER INFORMATION:

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not holding any derivative financial or commodity instruments at April 29, 2001. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the Money Market Rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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



                                            By:     /s/ Bruce D. Smith
                                                --------------------------
                                                Bruce D. Smith

                                            Senior Vice President and
                                             Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)
June 12, 2001