Form 10-Q
period 2001-07-29
HANCOCK FABRICS INC
filed 2001-09-12
CIK 812906

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED        JULY 29, 2001
                                               -----------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________to______________

                       COMMISSION FILE NUMBER     1-9482
                                              ----------------

                              HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                       64-0740905
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

As of July 29, 2001, the registrant had outstanding an aggregate of 17,810,763 shares of common stock, $.01 par value.

INDEX


PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements (unaudited)                                         Page Numbers
    Consolidated Balance Sheet as of July 29, 2001 and January 28, 2001                    3

    Consolidated Statement of Earnings for the Thirteen Weeks and Twenty-six
      Weeks Ended July 29, 2001 and July  30, 2000                                         4

    Consolidated Statement of Shareholders' Equity for the Twenty-six Weeks
      Ended July 29, 2001                                                                  5

    Consolidated Statement of Cash Flows for the Twenty-six Weeks Ended
      July 29, 2001 and July 30, 2000                                                      6

    Notes to Consolidated Financial Statements                                         7 - 8

  Item 2.  Management's Discussion and Analysis of  Financial Condition
     and Results of Operations                                                        8 - 11


PART II.  OTHER INFORMATION:

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks                    11

  Item 4.  Submission of Matters to a Vote of Securityholders                             11

  Item 5.  Other Information                                                              11

  Item 6.  Exhibits and Reports on Form 8-K                                               12


SIGNATURE                                                                                 12

PART I. FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

(in thousands, except for                                                 July 29,        January 28,
  share and per share amounts)                                              2001              2001
                                                                         ---------        -----------
ASSETS
Current assets:
    Cash and cash equivalents                                            $   4,149         $   3,891
    Receivables, less allowance for doubtful accounts                          719               589
    Inventories                                                            141,031           138,657
    Prepaid expenses                                                         2,248             1,677
                                                                         ---------         ---------
    Total current assets                                                   148,147           144,814

Property and equipment, at depreciated cost                                 28,100            25,616
Deferred tax asset                                                           8,105            10,486
Pension payment in excess of required contribution                           2,612             3,078
Other assets                                                                 8,698             8,735
                                                                         ---------         ---------

    Total assets                                                         $ 195,662         $ 192,729
                                                                         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $  36,525         $  38,665
    Accrued liabilities                                                     13,541            15,367
    Deferred tax liabilities                                                 2,854             4,726
    Income taxes                                                               816             6,179
                                                                         ---------         ---------
    Total current liabilities                                               53,736            64,937

Long-term debt obligations                                                  27,000            16,000
Postretirement benefits other than pensions                                 21,571            21,278
Reserve for store closings                                                   2,216             3,012
Other liabilities                                                            4,410             4,950
                                                                         ---------         ---------
    Total liabilities                                                      108,933           110,177
                                                                         ---------         ---------

Commitments and contingencies

Shareholders' equity:

  Common stock, $.01 par value; 80,000,000 shares authorized;
   29,800,806 and 29,190,335 issued and outstanding, respectively              298               292
  Additional paid-in capital                                                43,530            39,094
  Retained earnings                                                        185,602           183,917
  Treasury stock, at cost, 11,990,043 and 11,905,738
   shares held, respectively                                              (136,161)         (135,583)
  Deferred compensation on restricted stock
   incentive plan                                                           (6,540)           (5,168)
                                                                         ---------         ---------
    Total shareholders' equity                                              86,729            82,552
                                                                         ---------         ---------
    Total liabilities and shareholders' equity                           $ 195,662         $ 192,729
                                                                         =========         =========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

(in thousands, except
  per share amounts)                              Thirteen Weeks Ended              Twenty-six Weeks Ended
                                               -------------------------         ---------------------------
                                               July 29,         July 30,          July 29,          July 30,
                                                 2001             2000              2001              2000
                                               --------         --------         ---------         ---------
Sales                                          $ 86,815         $ 86,046         $ 184,431         $ 184,169
Cost of goods sold                               43,092           42,560            92,289            92,718
                                               --------         --------         ---------         ---------

  Gross profit                                   43,723           43,486            92,142            91,451
                                               --------         --------         ---------         ---------

Expenses (income)
  Selling, general and administrative            41,017           40,615            83,836            83,239
  Depreciation and amortization                   1,389            1,332             2,725             2,601
  Interest expense                                  417              689               814             1,380
  Interest income                                   (27)             (62)              (65)             (101)
                                               --------         --------         ---------         ---------
  Total operating and interest expenses          42,796           42,574            87,310            87,119
                                               --------         --------         ---------         ---------

Earnings before taxes                               927              912             4,832             4,332
Income taxes                                        337              330             1,754             1,567
                                               --------         --------         ---------         ---------

Net earnings and comprehensive income          $    590         $    582         $   3,078         $   2,765
                                               --------         --------         ---------         ---------

Earnings per share
   Basic                                       $   0.04         $   0.03         $    0.19         $    0.16
   Diluted                                     $   0.03         $   0.03         $    0.18         $    0.16
                                               --------         --------         ---------         ---------

Weighted average shares outstanding
   Basic                                         16,656           16,889            16,569            17,191
   Diluted                                       16,998           16,889            16,814            17,191
                                               --------         --------         ---------         ---------

Dividends per share                            $   0.04         $  0.025         $    0.08         $    0.05
                                               ========         ========         =========         =========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except for
  number of shares)                        Common Stock    Additional               Treasury Stock                         Total
                                        ------------------  Paid-in   Retained   ----------------------    Deferred    Shareholders'
                                          Shares    Amount  Capital   Earnings     Shares       Amount   Compensation     Equity
                                        ----------  ------  -------   --------   -----------  ---------  ------------  -------------
Twenty-six weeks ended July 29, 2001

Balance January 28, 2001                29,190,335   $292   $39,094   $183,917   (11,905,738) ($135,583)   $(5,168)      $82,552
Net earnings                                                             3,078                                             3,078
Cash dividend - $.04 per
 share on a quarterly basis                                             (1,393)                                           (1,393)
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                 (95)                                         1,003           908
Issuance of restricted stock               316,700      3     2,372                                         (2,375)
Purchase of treasury stock                                                           (84,305)      (578)                    (578)
Issuance of shares under directors'
  stock plan                                11,021               81                                                           81
Exercise of stock options                  282,750      3     2,078                                                        2,081
                                        ----------   ----   -------   --------   -----------  ---------    -------       -------

Balance July 29, 2001                   29,800,806   $298   $43,530   $185,602   (11,990,043) $(136,161)   $(6,540)      $86,729
                                        ==========   ====   =======   ========   ===========  =========    =======       =======

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(in thousands)
                                                                             Twenty-six Weeks Ended
                                                                          ---------------------------
                                                                           July 29,          July 30,
                                                                             2001             2000
                                                                          ---------         ---------
Cash flows from operating activities:
  Net earnings                                                            $   3,078         $   2,765
  Adjustments to reconcile net earnings to cash
   provided by (used in) operating activities
    Depreciation and amortization                                             2,725             2,601
    LIFO                                                                        150               150
    Deferred income taxes                                                       509             1,072
    Amortization of deferred compensation on
     restricted stock incentive plan                                          1,003               936
    Interest expense on closed store accrual                                    105               135
    (Increase) decrease in assets
      Receivables and prepaid expenses                                         (701)            2,213
      Inventory at current cost                                              (2,524)            9,338
      Pension payment in excess of required contribution                        466
      Other noncurrent assets                                                    37            (1,977)
      Issuance of shares as compensation for professional services                                 56
    Increase (decrease) in liabilities
      Accounts payable                                                       (2,140)           (6,786)
      Accrued liabilities                                                    (1,826)            1,427
      Current income tax obligations                                         (5,458)           (1,736)
      Postretirement benefits other than pensions                               293               252
      Payments against closed store accrual                                    (901)           (1,532)
      Other liabilities                                                        (540)              455
                                                                          ---------         ---------
     Net cash (used in) provided by operating activities                     (5,724)            9,369
                                                                          ---------         ---------

Cash flows from investing activities:
  Additions to property and equipment                                        (5,209)           (2,394)
  Other                                                                                           268
                                                                          ---------         ---------
     Net cash used in investing activities                                   (5,209)           (2,126)
                                                                          ---------         ---------

Cash flows from financing activities:
  Net borrowings (repayments) on revolving
    credit agreement                                                         11,000            (4,000)
  Purchase of treasury stock                                                   (578)           (5,055)
  Issuance of shares under directors' stock plan                                 81
  Proceeds from exercise of stock options                                     2,081
  Cash dividends paid                                                        (1,393)             (900)
                                                                          ---------         ---------
     Net cash provided by (used in) financing activities                     11,191            (9,955)
                                                                          ---------         ---------
Increase (decrease) in cash and cash equivalents                                258            (2,712)

Cash and cash equivalents:
  Beginning of period                                                         3,891             6,904
                                                                          ---------         ---------

  End of period                                                           $   4,149         $   4,192
                                                                          =========         =========

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                              $     614         $   1,184
    Income taxes                                                          $   7,192         $   1,788
                                                                          =========         =========


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

COMPUTATION OF EARNINGS PER SHARE
(unaudited)

                                                            Thirteen Weeks Ended                Twenty-six Weeks Ended
(dollars in thousands, except for share and           ------------------------------        ------------------------------
 per share amounts)                                     July 29,           July 30,           July 29,           July 30,
                                                          2001               2000               2001               2000
                                                      -----------        -----------        -----------        -----------
Basic earnings per share

  Net earnings                                        $       590        $       582        $     3,078        $     2,765
                                                      ===========        ===========        ===========        ===========
  Weighted average number of common
    shares outstanding during period                   16,655,772         16,888,684         16,568,675         17,190,547
                                                      ===========        ===========        ===========        ===========

Basic earnings per share (1)                          $      0.04        $      0.03        $      0.19        $      0.16
                                                      ===========        ===========        ===========        ===========
Diluted earnings per share

  Net earnings                                        $       590        $       582        $     3,078        $     2,765
                                                      ===========        ===========        ===========        ===========
  Weighted average number of common
    shares outstanding during period                   16,655,772         16,888,684         16,568,675         17,190,547

   Common stock equivalents                               342,058                691            245,469                  0

   Contingently issuable shares                                 0                  0                  0                  0
                                                      -----------        -----------        -----------        -----------

                                                       16,997,830         16,889,375         16,814,144         17,190,547
                                                      ===========        ===========        ===========        ===========

Diluted earnings per share (1)                        $      0.03        $      0.03        $      0.18        $      0.16
                                                      ===========        ===========        ===========        ===========
Weighted average common stock equivalents
  not included in EPS because the effect would
  be anti-dilutive                                          1,085            401,901            237,682            542,038
                                                      ===========        ===========        ===========        ===========


(1) Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.

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

At July 29, 2001, the balance in this reserve was $3,280,000 which represents the present value of the future net lease obligations required for the locations which have been closed. The 2001 activity in the reserve is as follows:

                                            Imputed         Lease
(in thousands)        January 29, 2001      Interest      Payments    July 29, 2001
                      ----------------      --------      --------    -------------
Lease obligations          $4,076             $105         $(901)         $3,280

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the use of the purchase method of accounting for all business combinations. It also provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS 141 is effective for all business combinations (as defined) initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company adopted SFAS 141 in the quarter ended July 29, 2001 and there was no impact upon the Company's financial statements.

On June 29, 2001, the Financial Accounting Standards Board also issued Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB 17, "Intangible Assets". SFAS 142 requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually at the reporting unit level and ceases the amortization of such assets. SFAS 142 allows the amortization period of intangible assets with finite lives to be in excess of forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recorded by the Company at that date, regardless of when those assets were initially recognized. Management has not yet evaluated the impact the adoption of SFAS 142 will have upon the Company's financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 7 stores and closed 10 stores during the thirteen weeks ended July 29, 2001, resulting in a total of 436 stores at period end.

During the twenty-six weeks ended July 29, 2001, net earnings of $3.1 million and additional borrowings of $11.0 million were used to fund additions to property and equipment of $5.2 million, an increase of $2.5 million in inventory and reductions in accounts payable of $2.1 million, accrued liabilities of $1.8 million and income tax obligations of $5.5 million. At July 29, 2001, the Company had $27 million in outstanding debt, or about 24% of total capitalization, compared to $27 million in outstanding debt at the end of last year's second quarter.


RESULTS OF OPERATIONS

Thirteen weeks ended July 29, 2001 compared to thirteen weeks ended July 30,
2000

Net earnings were $590 thousand, or $.03 per diluted share, compared with $582 thousand, or $.03 per diluted share in the same period of the prior year. Earnings were influenced by lower gross margins on higher sales and slightly higher expenses than last year.

Sales increased to $86.8 million from $86.0 million in last year's second quarter, as the result of an increase of 2.4% in comparable store sales, offset by a $1.2 million decrease in sales from net store opening and closing activity. Sales benefited from the aggressive store remodeling and product mix changes that the Company has implemented, but were partially offset by having twelve fewer stores than a year ago. Gross margins declined slightly to 50.4% from 50.5% last year.

In the second quarter of 2001, total selling, general and administrative expenses as a percentage of sales was 47.2% for both periods reported due to a lack of expense leverage from a marginal sales increase.

Interest expense was lower due to a decrease in interest rates by the Federal Reserve Bank and a decline in the average outstanding debt.


Twenty-six weeks ended July 29, 2001 compared to twenty-six weeks ended July 30, 2000

Net earnings were $3.1 million or $.18 per diluted share, compared with $2.8 million, or $.16 per diluted share in the same period of the prior year. The increase in earnings resulted from improved gross margins and lower interest costs.

Sales increased to $184.4 million from $184.2 million in the first twenty-six weeks of last year, as the result of an increase of 1.7% in comparable store sales, offset by a $2.8 million decrease in sales from net store opening and closing activity. Sales benefited from the aggressive store remodeling and product mix changes that the Company has implemented, but were offset by having fewer stores than a year ago.

Gross margins improved to 50.0% from 49.7% last year due to the addition of higher margin products, less reliance being placed on price promotions and tighter inventory control resulting in fewer markdowns.

In the first half of 2001, total selling, general and administrative expenses as a percentage of sales increased to 45.5% from 45.2% due to a lack of expense leverage from a marginal comparable store sales increase.

Interest expense was lower due to a reduction in the average outstanding debt level and a decrease in interest rates by the Federal Reserve Bank.

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

Inflation is one of the key factors used in the calculation of the LIFO charge to Cost of Sales. In the last four fiscal quarters, an increase in the PPI indices resulted in a LIFO charge of $650 thousand.


SEASONALITY

The Company's business is slightly seasonal. Peak sales periods occur in the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.


RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the use of the purchase method of accounting for all business combinations. It also provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS 141 is effective for all business combinations (as defined) initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company adopted SFAS 141 in the quarter ended July 29, 2001 and there was no impact upon the Company's financial statements.

On June 29, 2001, the Financial Accounting Standards Board also issued Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB 17, "Intangible Assets". SFAS 142 requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually at the reporting unit level and ceases the amortization of such assets. SFAS 142 allows the amortization period of intangible assets with finite lives to be in excess of forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recorded by the Company at that date, regardless of when those assets were initially recognized. Management has not yet evaluated the impact the adoption of SFAS 142 will have upon the Company's financial statements.


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


PART II.  OTHER INFORMATION:

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is not holding any derivative financial or commodity instruments at July 29, 2001. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the Money Market Rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's income. All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         (a) Registrant's Annual Meeting of Shareholders was held on June 14, 2001.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and such nominees were elected.

         (c) The vote in the uncontested election of the nominee for the Board of Directors elected to serve until 2004 was as follows:
                  12,649,033 cast votes for and 1,452,939 votes withheld for Mr. Roger T. Knox.

                  On the proposal to approve the "2001 Stock Incentive Plan", the vote was as follows: 7,796,617 votes cast for, 3,015,081 votes against, 807,253 votes abstained, and 2,482,961 did not vote.

         (d)      Inapplicable.

ITEM 5.  OTHER INFORMATION

On July 14, 2001, Mr. James A. Austin was named to the position of Executive Vice President - Operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)

                  10.1 Agreement between Registrant and James A. Austin dated June 14, 2001.

                  10.2 Indemnification Agreement between Registrant and James A. Austin dated June 14, 2001.

                  10.3 Severance Agreement between Registrant and James A. Austin dated June 14, 2001.

                  10.4 Agreement to Secure Certain Contingent Payments between Registrant and James A. Austin dated June 14, 2001.

         (b)      Reports on Form 8-K

                  None


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HANCOCK FABRICS, INC.
                                                       (Registrant)

                                                  By:  /s/ Bruce D. Smith
                                                       Bruce D. Smith

                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                      Accounting Officer)
September 12, 2001