Form 10-Q
period 2001-10-28
HANCOCK FABRICS INC
filed 2001-12-12
CIK 812906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2001

OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to______________

Commission file number 1-9482

Hancock Fabrics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	64-0740905 (I. R. S. Employer Identification No.)

3406 West Main Street, Tupelo, MS 38803
(Address of principal executive offices)
(Zip Code)

(662) 842-2834
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [x] NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of October 28, 2001, the registrant had outstanding an aggregate of 18,000,200 shares of common stock, $.01 par value.

INDEX

Page
Numbers
Part I. Financial Information:

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheet as of October 28, 2001 and January 28, 2001	3

Consolidated Statement of Earnings for the Thirteen Weeks and Thirty-nine Weeks Ended October 28, 2001 and October 29, 2000	4

Consolidated Statement of Shareholders’ Equity for the Thirty-nine Weeks Ended October 28, 2001	5

Consolidated Statement of Cash Flows for the Thirty-nine Weeks Ended October 28, 2001 and October 29, 2000	6

Notes to Consolidated Financial Statements	7 - 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Part II. Other Information:

Item 3. Quantitative and Qualitative Disclosures about Market Risks	11

Item 6. Exhibits and Reports on Form 8-K	11

Signature	11

PART I. FINANCIAL INFORMATION

HANCOCK FABRICS, INC.

CONSOLIDATED BALANCE SHEET
(unaudited)

(in thousands, except for	October 28,	January 28,
share and per share amounts)	2001	2001

Assets

Current assets:

Cash and cash equivalents	$4,678	$3,891

Receivables, less allowance for doubtful accounts	982	589

Inventories	141,091	138,657

Prepaid expenses	2,131	1,677

Total current assets	148,882	144,814

Property and equipment, at depreciated cost	28,502	25,616

Deferred tax asset	7,776	10,486

Pension payment in excess of required contribution	3,642	3,078

Other assets	8,665	8,735

Total assets	$197,467	$192,729

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$41,153	$38,665

Accrued liabilities	15,274	15,367

Deferred tax liabilities	2,959	4,726

Income taxes	2,191	6,179

Total current liabilities	61,577	64,937

Long-term debt obligations	17,000	16,000

Postretirement benefits other than pensions	21,730	21,278

Reserve for store closings	2,004	3,012

Other liabilities	4,496	4,950

Total liabilities	106,807	110,177

Commitments and contingencies

Shareholders’ equity:

Common stock, $.01 par value; 80,000,000 shares authorized; 30,010,288 and 29,190,335 issued and outstanding, respectively	300	292

Additional paid-in capital	45,178	39,094

Retained earnings	188,610	183,917

Treasury stock, at cost, 12,010,088 and 11,905,378 shares held, respectively	(136,304)	(135,583)

Deferred compensation on restricted stock incentive plan	(7,124)	(5,168)

Total shareholders’ equity	90,660	82,552

Total liabilities and shareholders’ equity	$197,467	$192,729

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS

(unaudited)

(in thousands, except
per share amounts)	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 28,	October 29,	October 28,	October 29,
	2001	2000	2001	2000

Sales	$103,753	$99,864	$288,184	$284,033

Cost of goods sold	51,679	49,337	143,968	142,055

Gross profit	52,074	50,527	144,216	141,978

Expenses (income)

Selling, general and administrative	44,512	43,814	128,348	127,053

Depreciation and amortization	1,383	1,338	4,108	3,939

Interest expense	354	614	1,168	1,994

Interest income	(29)	(52)	(94)	(153)

Total operating and interest expenses	46,220	45,714	133,530	132,833

Earnings before taxes	5,854	4,813	10,686	9,145

Income taxes	2,126	1,747	3,880	3,314

Net earnings and comprehensive income	$3,728	$3,066	$6,806	$5,831

Earnings per share

Basic	$0.22	$0.19	$0.41	$0.34

Diluted	$0.22	$0.19	$0.40	$0.34

Weighted average shares outstanding

Basic	16,891	16,448	16,676	16,943

Diluted	17,298	16,470	16,951	16,950

Dividends per share	$0.04	$0.025	$0.12	$0.075

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands, except for	Common Stock		Additional		Treasury Stock			Total
number of shares)			Paid-in	Retained			Deferred	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Equity

Thirty-nine weeks ended October 28, 2001

Balance January 28, 2001	29,190,335	$292	$39,094	$183,917	(11,905,738)	($135,583)	($5,168)	$82,552

Net earnings				6,806				6,806

Cash dividend — $.04 per share on a quarterly basis				(2,113)				(2,113)

Amortization and vesting of deferred compensation on restricted stock incentive plan			(79)				1,495	1,416

Issuance of restricted stock	459,100	4	3,478				(3,482)

Cancellation of restricted stock	(4,100)		(31)				31

Purchase of treasury stock					(104,350)	(721)		(721)

Issuance of shares under directors’ stock plan	16,805		126					126

Exercise of stock options	347,850	4	2,587					2,591

Stock issuances as compensation for professional services	298		3					3

Balance October 28, 2001	30,010,288	$300	$45,178	$188,610	(12,010,088)	($136,304)	($7,124)	$90,660

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)
	Thirty-nine Weeks Ended

	October 28,	October 29,
	2001	2000

Cash flows from operating activities:

Net earnings	$6,806	$5,831

Adjustments to reconcile net earnings to cash provided by (used in) operating activities Depreciation and amortization	4,108	3,939

LIFO	300	300

Deferred income taxes	943	2,555

Amortization of deferred compensation on restricted stock incentive plan	1,495	1,408

Issuance of shares as compensation for professional services	3	95

Interest expense on closed store accrual	153	196

(Increase) decrease in assets

Receivables and prepaid expenses	(847)	2,399

Inventory at current cost	(2,734)	1,489

Pension payment in excess of required contribution	(564)	(3,078)

Other noncurrent assets	70	(1,569)

Increase (decrease) in liabilities

Accounts payable	2,488	3,251

Accrued liabilities	(93)	3,841

Current income tax obligations	(4,067)	(1,491)

Postretirement benefits other than pensions	452	397

Payments against closed store accrual	(1,161)	(2,151)

Other liabilities	(454)	502

Net cash (used in) provided by operating activities	6,898	17,914

Cash flows from investing activities:

Additions to property and equipment	(6,994)	(3,224)

Other		268

Net cash used in investing activities	(6,994)	(2,956)

Cash flows from financing activities:

Net borrowings (repayments) on revolving credit agreement	1,000	(10,000)

Purchase of treasury stock	(721)	(5,495)

Issuance of shares under directors’ stock plan	126

Proceeds from exercise of stock options	2,591

Cash dividends paid	(2,113)	(1,332)

Net cash provided by (used in) financing activities	883	(16,827)

Increase (decrease) in cash and cash equivalents	787	(1,869)

Cash and cash equivalents:

Beginning of period	3,891	6,904

End of period	$4,678	$5,035

Supplemental disclosures:

Cash paid during the period for:

Interest	$887	$1,700

Income taxes	$7,450	$1,807

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hancock Fabrics, Inc. (“Hancock” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring entries) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 29, 2001 incorporated into the Company’s Annual Report on Form 10-K.

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

COMPUTATION OF EARNINGS PER SHARE

(unaudited)

(dollars in thousands, except for share and	Thirteen Weeks Ended		Thirty-nine Weeks Ended
per share amounts)
	October 28,	October 29,	October 28,	October 29,
	2001	2000	2001	2000

Basic earnings per share

Net earnings	$3,728	$3,066	$6,806	$5,831

Weighted average number of common shares outstanding during period	16,891,489	16,448,010	16,676,279	16,943,034

Basic earnings per share (1)	$0.22	$0.19	$0.41	$0.34

Diluted earnings per share

Net earnings	$3,728	$3,066	$6,806	$5,831

Weighted average number of common shares outstanding during period	16,891,489	16,448,010	16,676,279	16,943,034

Common stock equivalents	306,145	21,686	275,004	7,462

Contingently issuable shares	100,052	0	0	0

	17,297,686	16,469,696	16,951,283	16,950,496

Diluted earnings per share (1)	$0.22	$0.19	$0.40	$0.34

Weighted average common stock equivalents not included in EPS because the effect would be anti-dilutive	0	281,987	98,335	391,408

(1)	Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.

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

At October 28, 2001, the balance in this reserve was $3,068,000 which represents the present value of the future net lease obligations required for the locations which have been closed. The 2001 activity in the reserve is as follows:

	January 29,	Imputed	Lease	October 28,
	2001	Interest	Payments	2001

Lease obligations	$4,076	$153	($1,161)	$3,068

(in thousands)

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 141 (“SFAS 141”), “Business Combinations”. SFAS 141 requires the use of the purchase method of accounting for all business combinations. It also provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS 141 is effective for all business combinations (as defined) initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company adopted SFAS 141 in the quarter ended July 29, 2001 and there was no impact upon the Company’s financial statements.

On June 29, 2001, the Financial Accounting Standards Board also issued Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB 17, “Intangible Assets.” SFAS 142 requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually at the reporting unit level and ceases the amortization of such assets. SFAS 142 allows the amortization period of intangible assets with finite lives to be in excess of forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recorded by the Company at that date, regardless of when those assets were initially recognized. Management has not yet evaluated the impact the adoption of SFAS 142 will have upon the Company’s financial statements.

The Financial Accounting Standards Board recently issued Statement No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes FAS 121 and applies to all long-lived assets (including discontinued operations). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management has not yet evaluated the impact of the adoption of SFAS 144 will have upon the Company's financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock’s business. Hancock’s principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distributions facility. Funds for such purposes are generated from Hancock’s operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 8 stores and closed 7 stores during the thirteen weeks ended October 28, 2001, resulting in a total of 437 stores at period end.

During the thirty-nine weeks ended October 28, 2001, net earnings of $6.8 million and an increase of $2.5 million in accounts payable were used to fund additions to property and equipment of $7.0 million, an increase of $2.6 million in inventory and the payment of income tax obligations of $4.1 million. At October 28, 2001, the Company had $17 million in outstanding debt, or about 16% of total capitalization, compared to $21 million in outstanding debt at the end of last year’s third quarter.

RESULTS OF OPERATIONS

Thirteen weeks ended October 28, 2001 compared to thirteen weeks ended October 29, 2000

Net earnings were $3.7 million, or $.22 per diluted share, compared with $3.1 million, or $.19 per diluted share in the same period of the prior year. Earnings were influenced by higher sales and lower expenses as a percentage of sales than last year.

Sales increased to $103.8 million from $99.9 million in last year’s third quarter, as the result of an increase of 5.7% in comparable store sales, offset by a $1.5 million decrease in sales from net store opening and closing activity. Sales benefited from the aggressive store remodeling and product mix changes that the Company has implemented, but were partially offset by having ten fewer stores than a year ago. Gross margins declined slightly to 50.2% from 50.6% last year.

In the third quarter of 2001, total selling, general and administrative expenses as a percentage of sales were 42.9% compared to 43.9% in 2000 due to expense leverage from comparable store sales increases and continued efficiencies gained in advertising expenditures.

Interest expense was lower due to a decrease in interest rates by the Federal Reserve Bank and a decline in the average outstanding debt.

Thirty-nine weeks ended October 28, 2001 compared to thirty-nine weeks October 29, 2000

Net earnings were $6.8 million or $.40 per diluted share, compared with $5.8 million, or $.34 per diluted share in the same period of the prior year. The increase in earnings resulted from higher sales margins and lower expenses as a percentage of sales.

Sales increased to $288.1 million from $284.0 million in the first thirty-nine weeks of last year, as the result of an increase of 3.1% in comparable store sales, offset by a $4.2 million decrease in sales from net store opening and closing activity. Sales benefited from the aggressive store remodeling and product mix changes that the Company has implemented, but were offset by having fewer stores than a year ago. Gross margins were 50.0% for the thirty-nine week period for both the current and previous year.

For the thirty-nine week period, total selling, general and administrative expenses as a percentage of sales decreased to 44.5% from 44.7% due to expense leverage from comparable store sales increase and continued efficiencies gained in advertising expenditures.

Interest expense was lower due to a decrease in interest rates by the Federal Reserve Bank and a reduction in the average outstanding debt level.

EFFECTS OF INFLATION

The impact of inflation on labor and occupancy costs can significantly affect Hancock’s operations. Many of Hancock’s employees are paid hourly rates related to the Federal minimum wage; accordingly, any increases will affect Hancock. In addition, payroll taxes, employee benefits and other employee related costs continue to increase. Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase. Taxes, maintenance and insurance costs have also risen. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices is the most effective tool for coping with increasing costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge to Cost of Sales. In the last four fiscal quarters, an increase in the PPI indices resulted in a LIFO charge of $650 thousand.

SEASONALITY

The Company’s business is slightly seasonal. Peak sales periods occur in the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 141 (“SFAS 141”), “Business Combinations”. SFAS 141 requires the use of the purchase method of accounting for all business combinations. It also provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS 141 is effective for all business combinations (as defined) initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company adopted SFAS 141 in the quarter ended July 29, 2001 and there was no impact upon the Company’s financial statements.

On June 29, 2001, the Financial Accounting Standards Board also issued Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB 17, “Intangible Assets”. SFAS 142 requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually at the reporting unit level and ceases the amortization of such assets. SFAS 142 allows the amortization period of intangible assets with finite lives to be in excess of forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recorded by the Company at that date, regardless of when those assets were initially recognized. Management has not yet evaluated the impact the adoption of SFAS 142 will have upon the Company’s financial statements.

The Financial Accounting Standards Board recently issued Statement No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes FAS 121 and applies to all long-lived assets (including discontinued operations). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management has not yet evaluated the impact of the adoption of SFAS 144 will have upon the Company’s financial statements.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain qualifying forward-looking statements. Certain information included in this Form 10-Q contains statements that are forward-looking, such as statements related to financial items and results, plans for future expansion, store closure and other business development activities, capital spending or financing sources, capital structure, stability of interest rates during periods of borrowings and the effects of regulation, general economic trends, changes in consumer demand or purchase patterns, delays or interruptions in the flow of merchandise between the Company’s suppliers and/or its distribution center and its stores, a disruption in the Company’s data processing services and competition. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future. Accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of Hancock. These risks and uncertainties include, but are not limited to, those described above.

PART II. OTHER INFORMATION:

Item 3: Quantitative and Qualitative Disclosures about Market Risks

The Company is not holding any derivative financial or commodity instruments at October 28, 2001. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the Money Market Rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company’s income. All of the Company’s business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

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

     December 12, 2001