Form 10-K
period 2002-02-03
HANCOCK FABRICS INC
filed 2002-04-29
CIK 812906

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the fiscal year ended February 3, 2002
or
[   ] Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

Commission File Number 1 – 9482

HANCOCK FABRICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0740905
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3406 West Main Street, Tupelo, MS	38801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(662) 842-2834

Securities Registered Pursuant to Section 12 (b) of the Act:

Name of each exchange
Title of each class	on which registered

Common stock ($.01 par value)	New York Stock Exchange

Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10–K or any amendment to this Form 10–K.   [ X ]

As of April 15, 2002, there were 18,235,569 shares of Hancock Fabrics, Inc. $ .01 par value stock held by non-affiliates with an aggregate market value of $341,916,919. As of April 15, 2002, there were 18,840,855 shares of Hancock Fabrics, Inc. $ .01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Annual Report
to shareholders	Parts I, II and IV
Portions of the Proxy Statement
for the 2002 Annual Meeting of
shareholders	Part III

2001 ANNUAL REPORT ON FORM 10–K

		Page
PART I

Item 1.	Business	4
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II

Item 5.	Market for the Registrant's Common Stock and Related
	Stockholder Matters	7
Item 6.	Selected Financial Data	7
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	7
Item 7a.	Quantitative and Qualitative Disclosure about Market Risk	7
Item 8.	Financial Statements and Supplementary Data	7
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	7

PART III

Item 10.	Directors and Executive Officers of Registrant	8
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management	9
Item 13.	Certain Relationships and Related Transactions	9

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	9

Signatures		13

PART I

Item 1.     BUSINESS

Hancock Fabrics, Inc. (the “Company”, which may be referred to as we, us or our) was incorporated in 1987 as a successor to the retail and wholesale fabric business of Hancock Textile Co., Inc., a Mississippi corporation and a wholly-owned subsidiary of Lucky Stores, Inc., a Delaware Corporation (“Lucky”).

Founded in 1957, we operated as a private company until 1972 when we were acquired by Lucky. We became a publicly owned company as a result of the distribution of shares of common stock to the shareholders of Lucky on May 4, 1987.

The Company is engaged in the retail and wholesale fabric business, selling fabrics and related accessories to the sewing and home decorating market and at wholesale to independent retailers. We are one of the largest fabric retailers in the United States. At February 3, 2002, we operated 439 fabric stores in 42 states. As a wholesaler of fabrics and related items, we sell to independent retail fabric stores through our wholesale distribution facility in Tupelo, Mississippi.

Operations

Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics and home accent pieces), notions (which include sewing aids and accessories such as zippers, buttons, threads and ornamentation), sewing machines, patterns, quilting materials and supplies and related items. Each of our retail stores maintains an inventory that includes cotton, woolen and synthetic staple fabrics such as broadcloth, poplin, gaberdine, unbleached muslin and corduroy, as well as seasonal and current fashion fabrics.

Our stores are primarily located in neighborhood shopping centers. During 2001, we opened 28 stores and closed 32.

As a wholesaler, we sell to independent retailers in markets in which the Company has elected not to open our own stores. These wholesale customers accounted for approximately 1% of our total sales for the fiscal year ended February 3, 2002.

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

We use promotional advertising, primarily through direct mail, newspapers and television, to reach target customers. We mail fourteen to sixteen direct mail promotions each year to approximately 1.2 million households. The “Accents on Style” magazine published by Southern Progress, which contains sewing instructions, fashion ideas and product advertisements is available at no charge in our stores. In addition to local television promotional advertising, we advertise on cable and networks nationally for corporate image and promotions.

Distribution and Supply

Our retail stores and wholesale customers are served by our 525,000 square foot warehouse, distribution and headquarters facility in Tupelo, Mississippi.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise from our warehouse and vendors to our retail stores and wholesale customers.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 5% of our merchandise from any one supplier during the fiscal year ended February 3, 2002. We have experienced no difficulty in maintaining satisfactory sources of supply.

Competition

We are among the largest fabric retailers in the United States. We principally compete with other national and regional fabric store chains on the basis of price, selection, quality, service and location.

Our competition has changed significantly in recent years due to rapid expansion that began in the fabric industry in the late 1980’s, which ultimately led to financial difficulties for many of our competitors and to significant industry consolidation.

Seasonality

Hancock’s business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the Summer and the month of January.

Employees

At February 3, 2002, we employed approximately 6,500 people on a full-time and part-time basis, approximately 6,200 of who work in our retail stores. The remainder work in the Tupelo warehouse, distribution and headquarters facility.

Government Regulation

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of our employees are paid at rates related to Federal and state minimum wages and, accordingly, any increase in the minimum wage would affect our labor cost.

Item 2.     PROPERTIES

The Company’s 439 retail stores average approximately 13,100 square feet and are located principally in neighborhood shopping centers.

With the exception of five owned locations, our retail stores are leased. The original lease terms generally range from 10 to 20 years and most leases contain one or more renewal options, usually of five years in length. At February 3, 2002, the remaining terms of the leases for stores in operation including renewal options, averaged approximately 11 years. During 2002, 70 store leases will expire. We are currently negotiating renewals on certain of these leases.

The 525,000 square foot warehouse, distribution and headquarters facility in Tupelo, Mississippi is owned by the Company and is not subject to any mortgage or similar encumbrance. This facility is located on approximately 59 acres of land.

Reference is made to the information contained in Note 7 to the Consolidated Financial Statements included in the accompanying 2001 Annual Report to Shareholders for information concerning our long-term obligations under leases.

Item 3.     LEGAL PROCEEDINGS

The Company is a party to several legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of the Company.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock and the associated common stock purchase rights are listed on the New York Stock Exchange and trade under the symbol HKF. Additional information required by this item is incorporated by reference from the table “Quarterly Financial Data” on page 8 and the table “Market Information” on page 25 of the 2001 Annual Report to Shareholders.

Item 6.	SELECTED FINANCIAL DATA

Historical financial information is incorporated by reference from the table “Five-Year Summary of Significant Financial Information” on page 8 of the 2001 Annual Report to Shareholders.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is incorporated by reference from pages 9 to 11 of the 2001 Annual Report to Shareholders.

Item 7a.	Quantitative and Qualitative Disclosure about Market Risk

The Company does not hold derivative financial or commodity instruments at February 3, 2002. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company’s results. All of the Company’s business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the “Report of Independent Accountants” found on page 21 and from the Consolidated Financial Statements on pages 12-21 of the 2001 Annual Report to Shareholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Directors of the Company is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2002 Annual Meeting of Shareholders.

		Office Presently Held and Business
Name	Age	Experience During Past Five Years

Larry G. Kirk	55	Chairman of the Board and Chief Executive Officer from June 1997. Chief Executive Officer and President from June 1996, President and Chief Financial Officer prior thereto, Director from December 1990.

Jack W. Busby, Jr.	59	President, Chief Operating Officer and Director from June 1997. Executive Vice President and Chief Operating Officer from June 1996, Executive Vice President and Director of Retail Operations prior thereto.

James A. Austin	48	Executive Vice President from June 2001. Prior to Division Merchandise Manager-Linens, Domestics and Window Fashions for Wards.

Bruce D. Smith	43	Senior Vice President, Chief Financial Officer and Treasurer from March 1997, Senior Vice President from November 1996. Prior thereto, Executive Vice President and Chief Financial Officer with Fred’s, Inc.

The term of each of the officers expires June 13, 2002.

There are no family relationships among the executive officers.

There are no arrangements or understandings pursuant to which any person was selected as an officer.

Item 11.     EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference from the discussion under the heading “Compensation of Executive Officers and Directors” in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management is incorporated by reference from the table on page 2 of the Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information about certain relationships and related transactions concerning “Executive Officers of the Registrant” is included in Part I of this report.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Pages in the 2001
Annual Report to
Shareholders

14(a)(1) Financial Statements

Report of Independent Accountants	21
Consolidated Statement of Income	12
Consolidated Balance Sheet	13
Consolidated Statement of Cash Flows	14
Consolidated Statement of Shareholders' Equity	15
Notes to Consolidated Financial Statements	16-21

14(a)(2) Consolidated Financial Statement Schedules

All schedules omitted are not applicable or included in the consolidated financial statements.

Supplementary data:
Selected Quarterly Financial Data	8

14 (a) (3)

3.1	e		Certificate of Incorporation.
3.2	f		By-Laws of Registrant.
4.1	l		Amended and Restated Rights Agreement between Registrant and Continental Stock Transfer Company dated as of March 23, 1987 and amended and restated most recently on March 4, 2001.
4.2	d		Agreement with Continental Stock Transfer and Trust Company (as Rights Agent) dated July 16, 1992.
10.1	i		Credit Agreement with Wachovia Bank as Agent and Lenders as Signatories Hereto (“Revolving Credit Agreement”) dated as of April 16, 1999.
10.2			Credit Agreement with SouthTrust Bank as Lender as Signatories Hereto (“SouthTrust Credit Agreement”) dated as of March 26, 2002.
10.3			Amendment to Revolving Credit Agreement dated as of March 26, 2002.
10.4	f		Form of Indemnification Agreements dated June 8, 1995 for each of Jack W. Busby, Jr., R. Randolph Devening, Don L. Fruge, Larry G. Kirk and Donna L. Weaver.
10.5	f		Form of Indemnification Agreements dated June 8, 1995 for each of Dean W. Abraham, Bradley A. Berg, Larry D. Fair, James A. Gilmore, David A. Lancaster, Billy M. Morgan, James A. Nolting, William D. Smothers and Carl W. Zander.
10.6	g		Form of Indemnification Agreement dated June 13, 1996 for each of Tom R. Collins, Jeffie L. Gatlin, Ellen J. Kennedy, Bruce E. Rockstad and William A. Sheffield, Jr.
10.7	g		Indemnification Agreement dated June 13, 1996 for Bruce D. Smith dated December 10, 1996.
10.8	h		Indemnification Agreement for Phil L. Munie dated March 13, 1997.
10.9	b	-	Employment Agreement with Jack W. Busby, Jr. dated June 9, 1998.
10.10	b	-	Agreement to Secure Certain Contingent Payments with Jack W. Busby, Jr. dated June 9, 1988.
10.11	a	-	Employment Agreement with Larry G. Kirk dated June 9, 1998.
10.12	a	-	Agreement to Secure Certain Contingent Payments for Larry G. Kirk dated June 9, 1988.
10.13	f	-	Form of Amendment, Extension and Restatement of Severance Agreement for each of Jack W. Busby, Jr. and Larry G. Kirk dated March 14, 1996.
10.14	g	-	Amendment to Deferred Compensation Agreement, Severance Agreement and Agreement to Secure Contingent Payments with Larry G. Kirk dated June 13, 1996.
10.15	g	-	Amendment to Deferred Compensation and Agreement to Secure Certain Contingent Payments with Registrant and Jack W. Busby, Jr. dated June 13, 1996.
10.16	g	-	Employment Agreement with Bruce D. Smith dated December 10, 1996.
10.17	g	-	Severance Agreement with Bruce D. Smith dated December 10, 1996.
10.18	g	-	Agreement to Secure Certain Contingent Payments with Bruce D. Smith dated December 10, 1996.
10.19	e	-	Supplemental Retirement Plan, as amended.
10.20	g	-	1996 Stock Option Plan.
10.21	c	-	Extra Compensation Plan.
10.22	g	-	1995 Restricted Stock Plan.
10.23	i	-	Officer Incentive Compensation Plan.
10.24	j		Indemnification Agreement for Roger T. Knox dated June 21, 1999.

10.25	j		Indemnification Agreement for Clayton E. Stallings dated March 15, 2000.
10.26	j	-	Form of Agreement and Renewal of Severance Agreement for each of Larry G. Kirk, Jack W. Busby, Jr. and Bruce D. Smith dated May 4, 1999.
10.27	k	-	2000 Stock Compensation Plan for Non-Employee Directors.
10.28	m	-	2001 Stock Incentive Plan.
10.29	n	-	Employment Agreement with James A. Austin dated June 14, 2001.
10.30	n		Indemnification Agreement for James A. Austin dated June 14, 2001.
10.31	n	-	Severance Agreement with James A. Austin dated June 14, 2001.
10.32	n	-	Agreement to Secure Certain Contingent Payments with James A. Austin dated June 14, 2001.
10.33		-	Officer Incentive Compensation Plan as amended.
13			Portions of the Hancock Fabrics, Inc. 2001 Annual Report to Shareholders (for the fiscal year ended February 3, 2002) incorporated by reference in this filing.
21			Subsidiaries of the Registrant.
23			Consent of PricewaterhouseCoopers LLP.

     Documents incorporated by reference:

a	Form 10 – K dated April 26, 1990.

b	Form 10 – K dated April 26, 1991.

c	Form 10 – K dated April 27, 1992.

d	Form 10 – K dated April 26, 1993.

e	Form 10 – K dated April 24, 1995.

f	Form 10 – K dated April 22, 1996.

g	Form 10 – K dated April 22, 1997.

h	Form 10 – K dated April 27, 1998.

i	Form 10 – K dated April 30, 1999.

j	Form 10 – K dated April 25, 2000.

k	Form S – 8 dated December 27, 2000 and amended on April 26, 2001.

l	Form 8 – K dated April 6, 2001.

m	Form S – 8 dated September 7, 2001.

n	Form 10 – Q dated September 12, 2001.

-	Denotes management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8 – K

The registrant filed no reports on Form 8 – K during the last quarter of the period covered by this report.

Shareholders may obtain copies of any of these exhibits by writing to the Secretary at the executive offices of the Company. Please include payment in the amount of $1.00 for each document, plus $.25 for each page ordered, to cover copying, handling and mailing charges.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 2002.

HANCOCK FABRICS, INC

By	/s/ Larry G.Kirk

Larry G. Kirk Chairman of the Board and Chief Executive Officer

By	/s/ Bruce D.Smith

Bruce D. Smith Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of April 2002.

Signature	Title

/s/ Larry G. Kirk (Larry G. Kirk)	Chairman of the Board, Chief Executive Officer and Director

/s/ Jack W. Busby (Jack W. Busby)	President, Chief Operating Officer and Director

/s/ Don L. Frugé (Don L. Frugé)	Director

/s/ Roger T. Knox (Roger T. Knox)	Director

/s/ Donna L. Weaver (Donna L. Weaver)	Director