Form 10-K/A
period 2002-02-03
HANCOCK FABRICS INC
filed 2002-05-03
CIK 812906

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

☒  Amendment No. 1 To Annual Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2002

or

☐  Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

Commission File Number 1 – 9482

HANCOCK FABRICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0740905
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

3406 West Main Street, Tupelo, MS	38801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(662) 842-2834

Securities Registered Pursuant to Section 12 (b) of the Act:

Name of each exchange
Title of each class	on which registered

Common stock ($.01 par value)	New York Stock Exchange
Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10 – K or any amendment to this Form 10 – K.   ☒

As of April 15, 2002, there were 18,235,569 shares of Hancock Fabrics, Inc. $.01 par value stock held by non-affiliates with an aggregate market value of $341,916,919. As of April 15, 2002, there were 18,840,855 shares of Hancock Fabrics, Inc. $ .01 par value common stock outstanding.

SIGNATURES
CORRECTED PAGE 15 OF A/R TO SHAREHOLDERS

Explanatory Statement:

The purpose of this Amendment No. 1 to correct two typographical errors. Both errors appear on page 15 of Exhibit 13, Portions of the Hancock Fabrics, Inc. 2001 Annual Report to Shareholders. The first error is an omission of the total of “$4,829” for “Stock options exercised” line in the Total Shareholder’s Equity column for the period ended February 3, 2002. The second is a transposition of the numbers “(1,418,000)” and “(5,497)” which should be moved, respectively, from the “Treasury Stock Amount” and “Deferred Compensation” columns to the “Treasury Stock Shares” and “Treasury Stock Amount” columns for the period ended January 28, 2001.

14 (a) (3)

Exhibit No.

13.1	Corrected page 15 of the Hancock Fabrics, Inc. 2001 Annual Report to Shareholders (for the fiscal year ended February 3, 2002)

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May 2002.

HANCOCK FABRICS, INC

By /s/ Bruce D.Smith

Bruce D. Smith
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
May 3, 2002