Form 10-Q
period 2002-05-05
HANCOCK FABRICS INC
filed 2002-06-19
CIK 812906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 5, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the transition period from_____________to___________.

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

As of May 5, 2002, the registrant had outstanding an aggregate of 18,966,791 shares of common stock, $.01 par value.

                                     INDEX

Part I.  Financial Information:
                                                                    Page Numbers
  Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheet as of May 5, 2002 and February 3, 2002          3

    Consolidated Statement of Income for the Thirteen Weeks Ended              4
      May 5, 2002 and April 29, 2001

    Consolidated Statement of Shareholder's Equity for the Thirteen Weeks      5
      May 5, 2002

    Consolidated Statement of Cash Flows for the Thirteen Weeks Ended          6
      May 5, 2002 and April 29, 2001

    Notes to Consolidated Financial Statements                             7 - 9

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                             9 - 12


Part II.  Other Information:

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks        12

  Item 4.  Submission of Matters to a Vote of Securityholders                 12

  Item 6.  Exhibits and Reports on Form 8-K                                   13


Signature                                                                     13

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEET
(unaudited)

-------------------------------------------------------------------------------------------------------------
(in thousands, except for                                                     May 5,              February 3,
  share and per share amounts)                                                  2002                  2002
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                  $7,255                $6,914
    Receivables, less allowance for doubtful accounts                           1,370                 1,339
    Inventories                                                               132,585               135,672
    Prepaid expenses                                                            1,370                 1,317
-------------------------------------------------------------------------------------------------------------
    Total current assets                                                      142,580               145,242

Property and equipment, at depreciated cost                                    31,358                30,607
Deferred tax assets                                                             7,654                 7,654
Pension payment in excess of required contribution                              2,987                 3,424
Goodwill                                                                        5,719                 5,719
Other assets                                                                    2,828                 2,903
-------------------------------------------------------------------------------------------------------------
    Total assets                                                             $193,126              $195,549
=============================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                          $33,295               $40,147
    Accrued liabilities                                                        14,289                18,395
    Deferred tax liabilities                                                    2,969                 2,969
    Income taxes                                                                  860                 4,363
-------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                  51,413                65,874

Long-term debt obligations
Postretirement benefits other than pensions                                    21,866                21,871
Reserve for store closings                                                      1,882                 2,056
Other liabilities                                                               5,115                 5,145
-------------------------------------------------------------------------------------------------------------
    Total liabilities                                                          80,276                94,946
-------------------------------------------------------------------------------------------------------------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   31,018,057 and 30,246,101 issued and outstanding, respectively                 310                   302
  Additional paid-in capital                                                   57,564                47,487
  Retained earnings                                                           197,979               195,738
  Treasury stock, at cost, 12,051,266 and 12,010,594
   shares held, respectively                                                  137,039)             (136,311)
  Deferred compensation on restricted stock
   incentive plan                                                              (5,964)               (6,613)
-------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                112,850               100,603
-------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                               $193,126              $195,549
=============================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
(unaudited)

---------------------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                                                Thirteen Weeks Ended
                                                           ----------------------------------------
                                                                May 5,               April 29,
                                                                  2002                  2001
---------------------------------------------------------------------------------------------------
Sales                                                               $104,054               $97,616
Cost of goods sold                                                    51,519                49,197
---------------------------------------------------------------------------------------------------
  Gross profit                                                        52,535                48,419
---------------------------------------------------------------------------------------------------
  Selling, general and administrative                                 45,301                42,819
  Depreciation and amortization                                        1,332                 1,336
  Interest expense                                                        60                   397
  Interest income                                                        (31)                  (38)
---------------------------------------------------------------------------------------------------
  Total operating and interest expenses                               46,662                44,514
---------------------------------------------------------------------------------------------------
Earnings before taxes                                                  5,873                 3,905
Income taxes                                                           2,132                 1,417
---------------------------------------------------------------------------------------------------
Net earnings and comprehensive income                                 $3,741                $2,488
===================================================================================================
Earnings per share
       Basic                                                           $0.21                 $0.15
       Diluted                                                         $0.20                 $0.15
===================================================================================================
Weighted average shares outstanding
       Basic                                                          17,594                16,489
       Diluted                                                        18,828                16,696
===================================================================================================
Dividends per share                                                    $0.08                 $0.04
===================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                        Common Stock       Additional                Treasury Stock                     Total
  -----------------                     -------------------    Paid-in     Retained    ------------------   Deferred   Shareholders'
                                        Shares       Amount    Capital     Earnings    Shares      Amount  Compensation    Equity
------------------------------------------------------------------------------------------------------------------------------------
Thirteen weeks ended May 5, 2002
------------------------------------------------------------------------------------------------------------------------------------
Balance February 3, 2002             30,246,101       $302    $47,487     $195,738  (12,010,594)   ($136,311)    ($6,613)  $100,603
Net earnings                                                                 3,741                                            3,741
Cash dividend - $.08 per
 share on a quarterly basis                                                 (1,500)                                          (1,500)
Cancellation of restricted stock        (16,400)                 (134)                                               134
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                   237                                                515        752
Purchase of treasury stock                                                              (40,672)        (728)                  (728)
Issurance of shares as compensation
  for professional services                 457                     8
Issuance of shares under directors'
  stock plan                              2,499                    44                                                            44
Exercise of stock options               785,400          8      9,922                                                         9,930
------------------------------------------------------------------------------------------------------------------------------------
Balance May 5, 2002                  31,018,057       $310    $57,564     $197,979  (12,051,266)   ($137,039)    ($5,964)  $112,850
====================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
-------------------------------------------------------------------------------------------
(in thousands)
                                                                 Thirteen Weeks Ended
                                                            -------------------------------
                                                               May 5,         April 29,
                                                                 2002             2001
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                     $3,741           $2,488
  Adjustments to reconcile net earnings to cash
   provided by (used in) operating activities
    Depreciation and amortization                                   1,332            1,336
    Deferred income taxes                                                              670
    Amortization of deferred compensation on
     restricted stock incentive plan                                  515              472
    Interest expense on closed store accrual                           43               54
    (Increase) decrease in assets
      Receivables and prepaid expenses                                (84)             321
      Inventory at current cost                                     3,087            3,372
      Pension payment in excess of required contribution              437              233
      Other noncurrent assets                                          75               62
    Increase (decrease) in liabilities
      Accounts payable                                             (6,852)          (4,555)
      Accrued liabilities                                          (4,106)          (2,557)
      Current income tax obligations                               (3,266)          (3,802)
      Postretirement benefits other than pensions                      (5)             134
      Payments against closed store accrual                          (217)            (568)
      Issuance of shares as compensation for professional
services                                                                8
      Other liabilities                                               (30)            (117)
-------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities           (5,322)          (2,457)
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                              (2,083)          (3,191)
-------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities           (2,083)          (3,191)
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings on revolving
    credit agreement
                                                                        -            7,000
  Purchase of treasury stock                                         (728)            (573)
  Issuance of shares under directors' stock plan                       44               32
  Proceeds from exercise of stock options                           9,930               24
  Cash dividends paid                                              (1,500)            (688)
-------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities            7,746            5,795
-------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                      341              147

Cash and cash equivalents:
  Beginning of period                                               6,914            3,891
-------------------------------------------------------------------------------------------
  End of period                                                    $7,255           $4,038
===========================================================================================
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                          $16             $296
    Income taxes                                                   $3,105           $5,453
===========================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hancock Fabrics, Inc. ("Hancock" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring entries) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 3, 2002 incorporated into the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week period is not necessarily indicative of the results to be expected for the full fiscal year.


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

COMPUTATION OF EARNINGS PER SHARE
(unaudited)

--------------------------------------------------------------------------------------------------------------
(dollars in thousands, except for share and                                      Thirteen Weeks Ended
                                                                          ------------------------------------
  per share amounts)                                                           May 5,           April 29,
                                                                                 2002              2001
--------------------------------------------------------------------------------------------------------------
Basic earnings per share:
  Net earnings                                                                      $3,741             $2,488
                                                                          ================= ==================

  Weighted average number of common shares outstanding during period            17,594,178         16,488,743
                                                                          ================= ==================

Basic earnings per share                                                             $0.21              $0.15
                                                                          ================= ==================

Diluted earnings per share:

  Net earnings                                                                      $3,741             $2,488
                                                                          ================= ==================

  Weighted average number of common shares outstanding during period            17,594,178         16,488,743

   Common stock equivalents                                                        769,788            148,865

   Contingently issuable shares                                                    464,400             58,365
                                                                          ----------------- ------------------

                                                                                18,828,366         16,695,973
                                                                          ================= ==================

Diluted earnings per share                                                           $0.20              $0.15
                                                                          ================= ==================

Weighted average common stock ezuivalents not included in EPS
  bacause the effect would be anti-dilutive                                        464,400                  0
                                                                          ================= ==================

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

At May 5, 2002, the total reserve balance included in current and noncurrent liabilities was $2,710,000 which represents the present value of the future net lease obligations required for the locations which have been closed. The 2002 activity in the reserve is as follows (in thousands):

                                                        Imputed              Payments on
                           February 3, 2002             Interest               Reserve            May 5, 2002
                           ----------------             --------               -------            -----------
Lease Obligations                $2,884                   43                   (217)                  $2,710



NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets will cease upon adoption of this statement. The Company implemented SFAS No. 142 on February 4, 2002. Therefore, annual goodwill amortization expense of $383,000 will not recur; however, if the value of such goodwill is deemed impaired, a charge to earnings will be recorded for the impairment.

                                            --------------------------------
                                                 Thirteen Weeks Ended
                                            --------------------------------
                                                May 5,         April 29,
                                                  2002            2001
                                            --------------------------------
Reported Net Income                                 $3,741           $2,488
    Add Back:  Goodwill Amortization
      (net of tax)                                       -               60
                                            --------------- ----------------
Adjusted Net Income                                 $3,741           $2,548
                                            =============== ================
Basic Earnings Per Share:
  Reported Net Income                                $0.21            $0.15

  Goodwill Amortization                                  -                -
                                            --------------- ----------------
  Adjusted Net Income                                $0.21            $0.15
                                            =============== ================
Diluted Earnings Per Share
  Reported Net Income                                $0.20            $0.15

  Goodwill Amortization                                  -                -
                                            --------------- ----------------
  Adjusted Net Income                                $0.20            $0.15
                                            =============== ================

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of, but retains the fundamental provision of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The Company adopted SFAS No. 144 February 4, 2002 and it did not have a material effect on the financial statements upon adoption.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 5 stores and closed 7 stores during the thirteen weeks ended May 5, 2002, resulting in a total of 437 stores at quarter end.

After the quarter ending May 5, 2002, Hancock announced the acquisition of a 473,000 square foot warehouse/distribution facility on 64 acres north of the Tupelo headquarters for $7.7 million. This facility initially will be utilized to stock, allocate and distribute merchandise groups that require special handling, such as foam/batting, seasonal products and home accents, as well as a growing cross-docking operation.

During the thirteen weeks ended May 5, 2002, net earnings of $3.7 million, a decrease of $3.0 million in inventory and $9.9 million provided through the exercise of stock options were used to fund a $6.9 million decrease in accounts payable, a $4.1 million reduction in accrued liabilities and a $3.3 million decrease in current income tax obligations. At May 5, 2002, the Company had no debt, compared to $23 million, or 21% of total capitalization at April 29, 2001.

RESULTS OF OPERATIONS

Thirteen weeks ended May 5, 2002 compared to thirteen weeks ended April 29, 2001

Net earnings were $3.7 million, or $.20 per diluted share, compared with $2.5 million, or $.15 per diluted share, in the same period of the prior year. Earnings were influenced by higher sales, a higher gross margin and lower expenses as a percentage of sales than last year.

Sales increased to $104.0 million from $97.6 million in last year's first quarter, as the result of an increase of 7.4% in comparable store sales. Sales benefited from the continued repositioning of our store base and the remerchandising of our product mix, which has led to higher sales in the home decorating side of our business. Gross margins increased to 50.5% from 49.6% last year as a result of the changes and additions to the merchandise mix and a more effective marketing/advertising program.

In the first quarter of 2002, total selling, general and administrative expenses as a percentage of sales were 43.5% compared to 43.9% in 2001 due to expense leverage from comparable store sales increases and continued efficiencies gained in advertising expenditures. Such improvements were partially offset by rising employee medical insurance expense and higher pension costs resulting from the two-year weakness on investment returns.

Interest expense was lower due to no outstanding debt throughout the quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates and assumptions, are presented in the Notes to Consolidated Financial Statements incorporated into the Company's Annual Report on Form 10-K. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments which will affect the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. The Company believes that estimates related to the following areas involve a higher degree of judgment and/or complexity:

     Inventories are valued at the lower of cost or market; cost is determined by the LIFO method. As with other retailers, it is not practical to perform physical inventory counts for all stores on the last day of a period;
     therefore, certain assumptions must be made in order to record cost of sales and the related change in inventory for the period of time from each store's most recent physical count to the end of the period. Although, under certain circumstances, actual results could prove to be materially different from the estimates used, Hancock has consistently used the same methodology throughout its existence with dependable results, and management believes that it provides an inventory valuation which results in carrying inventory at the lower of cost or market.

     Worker's compensation, general liability and employee medical insurance programs are largely self-insured. It is the Company's policy to record its self-insurance liabilities using estimates of claims incurred but not yet reported or paid, based on historical trends and other relevant factors. Actual results can vary from estimates for many reasons including, among others, future inflation rates, claims settlement patterns, litigation trends and legal interpretations.

     Store closing reserves are based on estimates of net lease obligations and other store closing costs, including assumptions about anticipated future subleases of properties. If real estate leasing markets change, the reserves will have to be adjusted.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet financing arrangements.





CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has arrangements with two banks that provide for up to $10 million in letters of credit. At May 5, 2002, Hancock had commitments under these arrangements of $3,520,000 to guarantee payment of potential workers'compensation claims and $3,846,000 on issued letters of credit which support purchase orders for merchandise to be imported. Also, Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2022.

The Company has no standby repurchase obligations or guarantees of other entities' debt.

EFFECTS OF INFLATION

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to Federal and State minimum wage requirements; accordingly, any increases will affect Hancock. In addition, payroll taxes, employee benefits and other employee costs continue to increase. Health insurance costs, in particular, continue to rise at an unsettling rate in the United States each year, and higher employer contributions to the Company's pension plan have been necessary recently in light of weaker investment returns. Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase. Property and casualty insurance premiums are now increasing substantially after several years of soft pricing in the insurance industry. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. In 2001 and 2002, an increase in PPI indices, which offset the effect of inventory reductions, resulted in no LIFO charges in either year.

SEASONALITY

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets will cease upon adoption of this statement. The Company implemented SFAS No. 142 on February 4, 2002. Therefore, annual goodwill amortization expense of $383,000 will not recur; however, if the value of such goodwill is deemed impaired, a charge to earnings will be recorded for the impairment. An impairment test was performed, and no impairment was noted as of May 5, 2002.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of, but retains the fundamental provision of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The Company adopted SFAS No. 144 February 4, 2002 and it did not have a material effect on the financial statements upon adoption.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, financial items and results, plans for future expansion, store closures and other business development activities, capital spending or financing sources, capital structure and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, stability of interest rates during periods of borrowings and the effects of regulation, general economic trends, changes in consumer demand or purchase patterns, delays or interruptions in the flow of merchandise between the Company's suppliers and/or its distribution center and its stores, disruption in the Company's data processing services, and competitive changes, including, but not limited to, liquidations of inventory in Hancock's markets in connection with a competitor's store closings to need to dispose of old inventory.

PART II.  OTHER INFORMATION:

Item 3:  Quantitative and Qualitative Disclosures about Market Risks

The Company does not hold derivative financial or commodity instruments at May 5, 2002. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's results. All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

Item 4:  Submission of Matters to a Vote of Securityholders

     (a)  Registrant's Annual Meeting of Shareholders was held on June 13, 2002.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934; there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and such nominees were elected.

     (c) The vote in the uncontested election of the nominees for the Board of Directors elected to serve until 2005 were as follows: 15,633,660 votes cast and 271,546 votes withheld for Jack W. Busby and 15,633,007 votes cast and 272,199 votes withheld for Donna L. Weaver.

     (d)  Not applicable.

Item 6:  Exhibits and Reports on Form 8-K

  (a)
     10.1 Employment Agreement with John R. McCord dated June 13, 2001.
     10.2 Indemnification Agreement for John R. McCord dated June 13, 2002.
     10.3 Agreement to Secure Certain Contingent Payments with John R. McCord dated June 13, 2002.
     10.4 Severance Agreement with John R. McCord dated June 13, 2002.

  (b)  Reports on Form 8-K

     None



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HANCOCK FABRICS, INC.
                                                  (Registrant)

                                                  By: /s/ Bruce D. Smith
                                                  ----------------------
                                                      Bruce D. Smith
                                                  Senior Vice President and
                                                    Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)






June 19, 2002

                                                                    Exhibit 10.1


                                    AGREEMENT

           AGREEMENT, dated as of June 13, 2002, between HANCOCK FABRICS, INC. ("the Company"), a Delaware corporation, and John R. McCord ("the Employee").

A. The Employee has been employed by the Company (or one of its subsidiaries) since March 30, 1981. During the period of such employment the judgment, skill and efforts of the Employee have contributed greatly to the growth and success of the Company, and the Company desires to provide for the continued availability of the services of the Employee. The Company further recognizes that it would not be to the best interest of the Company were the Employee to engage in activities competitive with the business of the Company or any of its subsidiaries.

B. The Employee is willing and able to render the services herein provided for, and is willing to refrain from activities competitive with the business of the Company and its subsidiaries, on the terms herein set forth.

IT IS AGREED AS FOLLOWS:

     1.  The  payment   obligation  of  the  Company  under  this  Agreement  is
conditioned upon the occurrence of one of the following: (a) the Employee remains in the employment of the Company or any of its subsidiaries on a full-time basis until 6/19/2016 ("said date"); or, (b) the Employee dies prior to said date while so employed by the Company or any of its subsidiaries.

     2. If such employment ceases (other than by reason of death) on or after said date, the Company shall pay to the Employee, if living, Two Thousand Eighty Three and Thirty-Three One-Hundreths Dollars ($2,083.33) (the "monthly amount") on the first day of the calendar month following such cessation, and on the first day of each and every month thereafter until a total of one hundred eighty
(180) monthly payments shall have been paid.

     3. (a) If the Employee dies while still so employed by the Company or any of its subsidiaries, the Company shall pay, as the Employee by appointment shall have provided pursuant to paragraph 10 hereof, the monthly amount on the first day of the month following his death, and on the first day of each and every month thereafter until a total of one hundred eighty (180) monthly payments shall have been paid.

          (b) If the Employee dies after said date, and prior to the time that the payments made to him pursuant to paragraph 2 hereof shall have totaled Three Hundred Seventy-Five Thousand Dollars ($375,000.00) ("the total amount"), the Company shall pay, as the Employee by appointment shall have so provided, the monthly amount on the first day of the month following his death, and on the first day of each and every month thereafter until the sum of all payments made under paragraph 2 hereof and under this paragraph shall equal the total amount.

     4. So long as the Employee is receiving monthly payments hereunder, he shall not, without the prior approval of the Board of Directors of the Company, engage in or be or become interested (as an individual, officer, principal, agent, employee, trustee, investor, stockholder or creditor, or in any other relation whatsoever) in any business substantially competitive with the business of the Company, its successor or subsidiary; provided, that the Employee shall not be precluded from holding securities of a corporation, which securities are publicly held, so long as the Employee shall not hold in excess of one percent (1%) of any class of said securities. The determination of the Board of Directors of the Company shall be conclusive of the question whether any such business is substantially competitive with the business of the Company.

     5. So long as the Employee is receiving monthly payments hereunder he shall, at the reasonable request of the Company, and to the extent consistent with his then age and state of health, make available to the Company at all reasonable times the benefit of his experience and advice. The Company shall reimburse the Employee for his reasonable travel and other expenses incurred in the performance of his obligations under this paragraph.

     6. All obligations of the Company under this Agreement are conditioned upon the performance by the Employee of his obligations under paragraphs 4 and 5 hereof. Upon failure of any said condition, this Agreement shall be of no further effect, and no person shall have any further right to payments hereunder.

     7. Nothing in this Agreement shall be construed to affect the rights and obligations of the Employee, his heirs, successors or personal representatives, under the Company's Retirement Plan, Extra Compensation Plan, or employees' stock option plans, as from time to time amended, or under any other agreement or plan. Payments pursuant to this Agreement are in the nature of a fee, and do not constitute "compensation" as defined in the Company's Retirement Plan.

     8. This Agreement is not a contract of employment, and shall not be deemed to affect the right of either the Employee or the Company to terminate the employment of the Employee by the Company at any time, with or without cause.

     9. The right to payments pursuant to this Agreement shall not be sold, transferred, anticipated, assigned, hypothecated, or otherwise disposed of, shall not at any time be subject to the claims of creditors, and shall not be liable to attachment, execution, or other legal process. The Company shall have no obligation to make any payment hereunder to any person other than the Employee or his appointee designated pursuant to paragraph 10 hereof.

     10. Subject to the provisions of paragraph 9 of this Agreement, the Employee may appoint, by written instrument (other than a will) delivered to the Secretary of the Company, the permitted appointee or appointees to whom, the proportions in which, and any contingencies upon which the Company shall make payments payable under paragraphs 2 and 3 of this Agreement, but not paid prior to the death of the Employee. "Permitted appointee" includes only the following persons: spouse, descendant (or spouse thereof), parent, brother or sister of the Employee (or descendant of such brother or sister); parent, descendant, brother or sister of the spouse of the Employee (or descendant of such brother or sister); the trustee or trustees of a trust or trusts (created by the Employee either during his lifetime or by his will) the purpose of which is primarily to provide for any of the foregoing persons; or any other natural person. The determination of the Board of Directors of the Company shall be conclusive of the question whether such purpose of any such trust is primarily to provide for such person or persons. To any extent that amounts payable under paragraphs 2 and 3 of this Agreement are not paid to the Employee prior to his death and are not the subject of an effective appointment pursuant to this paragraph, no person shall be entitled to payment thereof, and said amounts shall remain the property of the Company.

     11. For purposes of this Agreement, the Employee shall be deemed to be in the employment of the Company on a full-time basis during any period for which he is on Company-approved sick leave or disability leave.

     12. Notwithstanding any of the provisions of this Agreement, no payments shall be made hereunder following the death of the Employee in the event that such death is the result of suicide occurring within three years of the date of this Agreement.

     13. This Agreement shall be binding upon the parties hereto, their heirs, personal representatives and successors. Upon the sale of all or substantially all of the assets, business and goodwill of the Company, or upon the merger or consolidation of the Company with another corporation or corporations, this Agreement shall inure to the benefit of and be binding upon both the Employee and such purchaser or surviving corporation.

     14. The purpose of this paragraph is solely to provide for greater flexibility and convenience in the precise timing of the monthly payments provided for above, and it shall not be deemed to affect the amount that shall be payable or the conditions upon which it shall become payable. The Company may make the payment for any given month upon such day or days and in such manner as shall be applicable from time to time to executive payroll then being administered by the disbursing office of the Company that then shall have the responsibility for the making of payments under this Agreement.

     15. (a) Neither Employee nor any other person shall have any rights under this paragraph 15 until both:

          (i) A "Change of Control" (as defined in subparagraph (b) of this paragraph 15) has occurred; and

          (ii) Either (A) Employee has satisfied the conditions of paragraph 1 of this Agreement or (B) pursuant to the terms of that certain Severance Agreement, dated as of this date, between the Company and Employee, as hereafter amended, extended or renewed, Employee is deemed to have satisfied those conditions. For the purposes of this paragraph 15, the "Effective Date" shall be the earliest date upon which both of the conditions described in subparagraph
               (a) of this paragraph 15 shall have been satisfied.

          (b) For purposes of this paragraph 15, a "Change of Control" shall mean a change of control of the Company of a nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K (or its successor Item or Form, as the case may be), as in effect on the date hereof (or from time to time thereafter), pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"); provided that, without limitation, a "Change of Control" shall be deemed to have occurred if: (i) a third person, including a "group" as defined in Section 13(d) (3) of the Exchange Act, becomes the beneficial owner, directly or indirectly, of 20% or more of the combined voting power of the Company's outstanding voting securities ordinarily having the right to vote for the election of directors of the Company; or (ii) individuals who constitute the Board of Directors of the Company as of the date hereof ("Incumbent Board") cease for any reason to constitute at least two-thirds thereof, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least three-quarters of (or if less, all but one of) the directors constituting the Incumbent Board (other than an election or nomination in connection with an actual or threatened election contest relating to the election of directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange
     Act) shall be, for purposes of this paragraph 15, considered as though such person were a member of the Incumbent Board.

          (c) (i) Promptly, and in no event more than seven (7) days, after the Effective Date, the Company shall establish an irrevocable letter of credit (the "Letter of Credit"), as provided in subparagraph (c)(iv) of this paragraph 15, in an amount equal to the largest sum (calculated as of the Effective Date) of all payments provided to be paid in the future under paragraphs 2 and 3 of this Agreement, as security for such payments as may become due under this Agreement.

          (ii) Until such time as all amounts provided to be paid to or with respect to Employee under this Agreement have been paid in full, the Company shall, no later than thirty (30) days before the Letter of Credit would otherwise lapse or expire, renew the Letter of Credit or establish a replacement letter of credit in an amount equal to the largest sum (calculated as of the date of the renewal or replacement) of all payments provided to be paid in the future under paragraphs 2 and 3 of this Agreement. Hereinafter, the term "Letter of Credit" shall mean the original letter of credit referred to in subparagraph (c)(i) of this paragraph 15 and the renewal and replacement letters of credit referred to in this subparagraph (c)(ii).

          (iii)If the Company fails,  within the times provided in  subparagraph
               (c)(i) and (c)(ii) of this paragraph 15, to establish, renew or replace the Letter of Credit before all amounts payable to or with respect to Employee under this Agreement have been paid in full, --

               (A) if any payments to or with respect to Employee have been made under this Agreement, then the Company shall pay in a cash lump sum, without discount, to Employee or to such appointee as may have been designated pursuant to paragraph 10 of this Agreement (hereinafter Employee and such other person being collectively referred to as "Entitled Payee") the balance of all payments under this Agreement remaining unpaid, regardless of the fact that under this Agreement such payments would not otherwise be payable until some future date or future performance by Employee;

               or

               (B) if no payments to or with respect to Employee have been made under this Agreement, then the Company shall pay in a cash lump sum, without discount, to Entitled Payee the sum of all payments that would have been paid to Entitled Payee had Employee ceased employment (x) on the date by which the Company was required to renew or replace the last Letter of Credit issued hereunder, or (y) if no Letter of Credit shall have been issued, on the Effective Date, regardless of the fact that under this Agreement such payments would not otherwise have been payable until some future date or future performance by Employee. The cash lump sums required to be paid by clauses (A) and (B) of this subparagraph (c)(iii) shall be paid within fifteen (15) days after the date by which the Company was required to establish, renew or replace the Letter of Credit.

          (iv) The Letter of Credit is to be issued by a commercial bank (the "Bank") that is a state or national banking association and that has a stockholders' equity in excess of one (1) billion dollars. The term of the Letter of Credit shall be the maximum term then available for commercial letters of credit. The Letter of Credit shall provide that the Bank shall pay to Entitled Payee the amount of Entitled Payee's draft, at sight, on presentation to the Bank of a statement, signed by Entitled Payee or Entitled Payee's authorized representative, setting forth that Entitled Payee is entitled to payments of not less than the amount of such draft pursuant to the Agreement and that such payments are, under the Agreement, due and unpaid. The Letter of Credit shall otherwise be in form and substance reasonably satisfactory to Entitled Payee and the Company. The Letter of Credit shall further provide that twenty-five (25) days prior to the expiration of the Letter of Credit the Bank shall mail by registered mail a written notice to the Entitled Payee (but only if the Entitled Payee has provided the Bank with written notice of the Entitled Payee's mailing address), such notice to state whether or not the Letter of Credit has been renewed or replaced.

          (v) The payment by the Bank of the amount of Entitled Payee's draft in accordance with the terms hereof and of the Letter of Credit shall not constitute a waiver by the Company of, or in any way preclude the Company from asserting, any claim the Company may have against Entitled Payee that Entitled Payee is not entitled to some or all of such payment. Drawing upon the Letter of Credit shall not constitute a waiver by Entitled Payee of, or in any way preclude Entitled Payee from asserting, any claim the Entitled Payee may have against the Company that Entitled Payee is entitled to amounts under this Agreement that were not paid by amounts received under the Letter of Credit.

          (d) The Company's obligation to make the payments provided for in this paragraph 15 and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any setoff, counterclaim, recoupment, defense or other right that the Company may have against the Entitled Payee provided, however, that the Company's failure to make any such setoff shall not constitute a waiver of any claim of the Company against the Entitled Payee.

     16. (a) If (1) an Employee has made an election pursuant to the provisions of this paragraph 16 to have his benefits under this Agreement paid in a cash lump sum pursuant to this paragraph 16 and (2) each of the conditions described in clauses 15(a)(i) and 15(a)(ii) of this Agreement is satisfied with respect to the Employee, the Company shall pay to the Entitled Payee (as defined in paragraph 15 of this Agreement) the present value of -

          (i) if any payments to or with respect to Employee have been made under this Agreement, the balance of all payments under this Agreement remaining unpaid, or

          (ii) if no payments to or with respect to Employee have been made under this Agreement, the sum of all payments that would have been paid to Entitled Payee had Employee ceased employment on the Effective Date (as defined in paragraph 15 of this Agreement).

     Payment shall be made in a single cash lump sum within 20 days after the Effective Date. If such payment shall not be made in full as provided herein any unpaid balance shall draw interest at the lesser of: (1) the highest rate of interest that may legally be chargeable on such amount; and (2) two percent (2%) over the prime commercial lending rate announced by the Morgan Guaranty Trust Company of New York in effect from time to time during the period of such non-payment, compounded monthly.

          (b) For purposes of this paragraph 16, present value shall be determined in accordance with the following:

          (i)  Present value shall be determined as of the Effective Date.

          (ii) The stream of monthly payments for which the present value is being calculated shall be assumed to run for the following period:

               (A) if any payments have been made under this Agreement, a period beginning one month after the date the most recent payment made was required to have been made and continuing until the date on which the last of the monthly payments to be made under this Agreement is required to be made, and

               (B) if no such payments have been made, a period beginning on the later of the Effective Date or the date of the, Employee's 60th birthday and continuing for 180 months.

          (iii)The interest rate used to determine present value shall be two percent (2%) below the average of the daily yield (to maturity) quotations published in the Wall Street Journal on the 30 business days preceding the Effective Date regarding the obligations (bonds or notes) of the U.S. Treasury maturing on the date closest to the 15th anniversary of the Effective Date. No discount factor other than this interest rate shall be used to determine present value.

          (iv) In making such determination, the provisions of paragraphs 4, 5, and 6 of this Agreement shall be disregarded.

          (c) In order to elect to have his benefits under this Agreement paid in a cash lump sum pursuant to this paragraph 16 the Employee must give written notice to the Company as provided in this paragraph (c).

          (i) The notice must be in writing and be substantially in the form set forth in Exhibit A to this Agreement. The notice, to be valid, must be given before either of the two conditions described in clauses 15(a)(i) and 15(a)(ii) of this Agreement has occurred.

          (ii) Service of such notice shall be deemed complete when given by hand delivery to an officer of the Company, or, if given by mail, on the day of deposit in the United States mail by certified or registered mail, first-class postage prepaid, addressed as follows:

                            Hancock Fabrics, Inc.
                            3406 W. Main Street
                            P.O. Box 2400
                            Tupelo, Mississippi 38003-2400
                            Attn: Corporate Secretary

               or to such other address as the Company shall have furnished to the Employee in writing in accordance herewith.

          (d) If Employee elects to receive his benefits pursuant to the provisions of this paragraph 16, Employee shall have, as of the Effective Date, no further obligation to the Company under this Agreement, and the Company shall have no further obligation to the Entitled Payee under this Agreement as of the date that all payments required to be made to Entitled Payee under this paragraph 16 have been made.

          (e) If Entitled Payee incurs any legal fees or expenses as a result of seeking to obtain or enforce any benefit under this paragraph 16, Company shall pay or reimburse Entitled Payee for all such reasonable fees and expenses.

          (f) The Company's obligation to make the payments provided for in this paragraph 16 shall not be affected by any circumstances, including, without limitation, any setoff, counterclaim, recoupment, defense or other right that the Company may have against the Entitled Payee provided, however, that the Company's failure to make any such setoff shall not constitute a waiver of any claim of the Company against the Entitled Payee.


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement personally or by officers thereunto duly authorized.

HANCOCK FABRICS, INC.

By: /s/ Larry Kirk
------------------

Its: Chief Executive Officer
----------------------------



/s/ John R. McCord
------------------------------
                      Employee

                               NOTICE OF ELECTION


To:        Hancock Fabrics, Inc.
           3406 W. Main Street
           P.O. Box 2400
           Tupelo, MS 38003-2400
           Attention: Corporate Secretary



           I, John R. McCord ("Employee"), pursuant to paragraph 16 of that Agreement dated June 13, 2002 to which Hancock Fabrics, Inc. and I are parties ( the Agreement"), hereby elect to have my benefits under the Agreement paid in a cash lump sum pursuant to the provisions of said paragraph 16.

Dated: June 13, 2002
                                                             /s/ John R. McCord
                                                             ------------------
                                                             Employee

                                                                    Exhibit 10.2


                            INDEMNIFICATION AGREEMENT


         This Agreement is made as of June 13, 2002, by and between Hancock Fabrics, Inc., a Delaware corporation (the "Company"), and John R. McCord ("Officer").


                              W I T N E S S E T H :
                               -------------------


         WHEREAS, the Company understands that there can be no assurance that directors' and officers' liability insurance will continue to be available to the Company and Officer, and believes that it is possible that the cost of such insurance, if obtainable, may not be acceptable to the Company or the coverage of such insurance, if obtainable, may be reduced below what has historically been afforded; and

         WHEREAS, Officer is unwilling to serve, or continue to serve, the Company as a director without assurances that adequate liability insurance, indemnification or a combination thereof will be provided; and

         WHEREAS, the Company, in order to induce Officer to continue to serve the Company, has agreed to provide Officer with the benefits contemplated by this Agreement, which benefits are intended to supplement or, if necessary, replace directors' and officers' liability insurance; and

         WHEREAS, as a result of the provision of such benefits Officer has agreed to serve or to continue to serve as a director of the Company;

         NOW,   THEREFORE,   in  consideration  of  the  promises,   conditions,
representations and warranties set forth herein, including Officer's service to the Company, the Company and Officer hereby agree as follows:

         1. Definitions. The following terms, as used herein, shall have the following respective meanings:

                  "Covered Amount" means Loss and Expenses which, in type or amount, are not insured under directors' and officers' liability insurance maintained by the Company from time to time.

                  "Covered  Act"  means  any  breach  of duty,  neglect,  error, misstatement, misleading statement, omission or other act done or wrongfully attempted by Officer or any of the foregoing alleged by any claimant or any claim against Officer by reason of Officer's serving as or being a director, officer, employee, or agent of the Company, or by reason of Officer's serving at the request of the Company as a director, officer, partner, member, trustee, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

                  "D&O Insurance" means a policy or policies of the directors' and officers' liability insurance issued to the Company and its directors and officers.

                  "Determination" means a determination, based on the facts known at the time, made by:

                           (i) A majority of the  directors  who are not parties
                  to the action, suit or proceeding for which indemnification is considered or being considered, even though less than a quorum; or

                           (ii) Independent legal counsel in a written opinion if there be no such directors, or if such directors so direct; or

                           (iii) A majority of the  shareholders of the Company;
                  or

                           (iv) A final  adjudication  by a court  of  competent
                  jurisdiction.

                  "Determined" shall have a correlative meaning.

                  "Excluded Claim" means any payment for Losses or Expenses in connection with any claim:

                           (i) Based upon or  attributable to Officer gaining in
                  fact any personal profit or advantage to which Officer is not entitled; or

                           (ii) For the return by Officer of any remuner- ation,
                  for which prior approval of the shareholders of the Company was required but not obtained; or

                           (iii) For an  accounting of profits in fact made from
                  the purchase or sale by Officer of securities of the Company within the meaning of Section 16 of the Securities Exchange Act of 1934 as amended, or similar provisions of any state law; or

                           (iv) Resulting from Officer's  knowingly  fraudulent,
                  dishonest or willful misconduct; or

                           (v) The  payment of which by the  Company  under this
                  Agreement is not permitted by applicable law; or

                           (vi) Which are not within the Covered Amount.

                  "Expenses" means any reasonable expenses incurred by Officer as a result of a claim or claims made against Officer for Covered Acts including, without limitation, counsel fees and costs of investigative, judicial or administrative proceedings or appeals, but, where prohibited by law or public policy, shall not include fines.

                  "Loss" means any amount which Officer is legally obligated to pay as a result of a claim or claims made against Officer for Covered Acts including, without limitation, damages and judgments and sums paid in settlement of a claim or claims, but, where prohibited by law or public policy, shall not include fines.

         2. Maintenance of D&O Insurance.

                  (a) The Company represents that it presently has in force and effect policies of D&O Insurance. The Company hereby covenants that it will use its best efforts to maintain a policy or policies no less beneficial to the Company and Officer than the policies in effect on the date hereof. The Company shall not be required, however, to maintain such policy or policies if such insurance is not reasonably available or if, in the reasonable business judgment of the then directors of the Company, either (i) the premium cost for such insurance is disproportionate to the amount of coverage, or (ii) the coverage provided by such insurance is so limited by exclusions that there is insufficient benefit from such insurance.

                  (b) In all policies of D&O Insurance, Officer shall be named as an insured in such a manner as to provide Officer the same rights and benefits, subject to the same limitations, as are accorded to the Company's directors or officers most favorably insured by such policy.

         3. Indemnification. The Company shall indemnify Officer against, and hold Officer harmless from, the Covered Amount of any and all Losses and Expenses subject, in each case, to the further provisions of this Agreement.

         4. Excluded Coverage.

                  (a) The Company shall have no obligation to indemnify Officer against, and hold Officer harmless from, any Loss or Expense which has been Determined to constitute an Excluded Claim.

                  (b) The Company shall have no obligation to indemnify Officer against, and hold Officer harmless from, any Loss or Expenses to the extent that Officer is indemnified by the Company pursuant to the provisions of the Company's Certificate of Incorporation or is otherwise in fact indemnified.

         5. Indemnification Procedures.

                  (a) Promptly after receipt by Officer of notice of the commencement or the threat of commencement of any action, suit or proceeding, Officer shall notify the Company of the commencement thereof if indemnification with respect thereto may be sought from the Company under this Agreement; but the omission so to notify the Company shall not relieve it from any liability that it may have to Officer otherwise than under this Agreement. Such notice may be given by mailing the same by United States mail, registered or certified, return receipt requested, postage prepaid, addressed to the Company at: P.O. Box 2400, Tupelo, Mississippi 38803-2400, Attention: Secretary (or to such other address as the Company may from time to time designate by written notice to Officer).

                  (b) If, at the time of the receipt of such notice, the Company has D&O Insurance in effect, the Company shall give prompt notice of the commencement of such action, suit or proceeding to the insurers in accordance with the procedures set forth in the respective policies in favor of Officer. The Company shall thereafter take all necessary or desirable action to cause such insurers to pay, on behalf of Officer, all Losses and Expenses payable as a result of such action, suit or proceeding in accordance with the terms of such policies.

                  (c) To the extent the Company does not, at the time of the commencement or the threat of commencement of such action, suit or proceeding, have applicable D&O Insurance, or if a Determination is made that any Expenses arising out of such action, suit or proceeding will not be payable under the D&O Insurance then in effect, or if for any reason a D&O insurer does not timely pay such Expenses, the Company shall be obligated to pay the Expenses of any such action, suit or proceeding in advance of the final disposition thereof and the Company, if appropriate, shall be entitled to assume the defense of such action, suit or proceeding, with counsel satisfactory to Officer, upon the delivery to Officer of written notice of its election so to do. After delivery of such notice, the Company will not be liable to Officer under this Agreement for any legal or other Expenses subsequently incurred by Officer in connection with such defense other than reasonable Expenses incurred at the request of the Company provided that Officer shall have the right to employ its counsel in any such action, suit or proceeding but the fees and expenses of such counsel incurred after delivery of notice from the Company of its assumption of such defense shall be at Officer's expense, provided further that if
         (i) the employment of counsel by Officer has been previously authorized by the Company, (ii) Officer shall have reasonably concluded that there may be a conflict of interest between the Company and Officer in the conduct of any such defense or (iii) the Company shall not, in fact, have employed counsel to assume the defense of such action, the fees and expenses of counsel shall be at the expense of the Company.

                  (d) All payments on account of the Company's indemnification obligations under this Agreement shall be made within thirty (30) days of Officer's written request therefor unless a Determination is made that the claims giving rise to Officer's request are Excluded Claims or otherwise not payable under this Agreement, provided that all payments on account of the Company's obligations under Paragraph 5(c) of this Agreement prior to the final disposition of any action, suit or proceeding shall be made within twenty (20) days of Officer's written request therefor and such obligation shall not be subject to any such Determination but shall be subject to Paragraph 5(e) of this Agreement.

                  (e) Officer agrees to reimburse the Company for all Losses and Expenses paid by the Company in connection with any action, suit or proceeding against Officer in the event and only to the extent that a Determination shall have been made that Officer is not entitled to be indemnified by the Company because the claim is an Excluded Claim or because Officer is otherwise not entitled to payment under this Agreement.

         6. Settlement. The Company shall have no obligation to indemnify Officer under this Agreement for any amounts paid in settlement of any action, suit or proceeding effected without the Company's prior written consent. The Company shall not settle any claim in any manner which would impose any fine or any obligation on Officer without Officer's written consent. Neither the Company nor Officer shall unreasonably withhold consent to any proposed settlement.

         7. Subrogation. To the extent of any payment under this Agreement, the Company shall be subrogated to all of the rights of recovery of Officer. Officer shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents as are necessary to enable the Company effectively to bring suit to enforce such rights.

         8. Rights Not Exclusive. The rights provided hereunder shall not be deemed exclusive of any other rights to which Officer may be entitled under any provision of the Delaware General Corporation Law or any other provisions of law, the Company's Certificate of Incorporation, its by-laws, or any agreement, vote of shareholders or of disinterested directors or otherwise, both as to action in an official capacity and as to action in any other capacity by holding such office, and shall continue after Officer ceases to serve the Company as a director.

         9. Enforcement.

                  (a) An adverse Determination shall not foreclose an action to enforce Officer's rights under this Agreement to the extent allowed by law. If a prior adverse Determination has been made, the burden of proving that indemnification is required under this Agreement shall be on Officer. The Company shall have the burden of proving that indemnification is not required under this Agreement if no prior adverse Determination shall have been made.

                  (b) In the event that any action is instituted by Officer under this Agreement, or to enforce or interpret any of the terms of this Agreement, Officer shall be entitled to be paid all court costs and expenses, including reasonable counsel fees, incurred by Officer with respect to such action, unless the court determines that each of the material assertions made by Officer as a basis for such action was not made in good faith or was frivolous.

         10. Continuation of Agreement. All agreements and obligations of the Company contained herein shall continue during the period Officer is a director, officer, employee or agent of the Company (or serving at the request of the Company as a director, officer, partner, member, trustee, employee or agent of another corporation, partnership, joint venture, trust or other enterprise) and shall continue thereafter so long as Officer shall be subject to any possible demand, claim or threatened, pending or completed proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that Officer was a director of the Company or serving in any other capacity referred to in this paragraph.

         11. Severability. In the event that any provision of this Agreement is determined by a court to require the Company to do or to fail to do an act which is in violation of applicable law, such provision shall be limited or modified in its application to the minimum extent necessary to avoid a violation of law, and such provision, as so limited or modified, and the balance of this Agreement shall be enforceable in accordance with their terms.

         12. Choice of Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware.

         13. Consent to Jurisdiction. The Company and Officer each hereby irrevocably consents to the jurisdiction of the courts of the State of Delaware for all purposes in connection with any action or proceeding which arises out of or relates to this Agreement and agrees that any action instituted under this Agreement shall be brought only in the state courts of the State of Delaware.

         14. Successor and Assigns. This Agreement shall be (i) binding upon all successors and assigns of the Company (including any transferee of all or substantially all of its assets and any successor by, merger or otherwise by operation of law) and (ii) shall be binding on and inure to the benefit of the heirs, personal representatives and estate of Officer.

         15. Amendment. No amendment, modification, termination or cancellation of this Agreement shall be effective unless made in a writing signed by each of the parties hereto.



         IN WITNESS WHEREOF, the Company and Officer have executed this agreement as of the day and year first above written.


                                   HANCOCK FABRICS, INC.,
                                   a Delaware corporation


                                   By: /s/ Larry Kirk
                                   ------------------

                                   Its: Chief Executive Officer
                                   ----------------------------

                                     "Company"



                                   /s/ John R. McCord
                                   ------------------
                                   "Officer"

                                                                    Exhibit 10.3



                 AGREEMENT TO SECURE CERTAIN CONTINGENT PAYMENTS


         THIS AGREEMENT TO SECURE CERTAIN CONTINGENT PAYMENTS between Hancock Fabrics, Inc., a Delaware corporation (the "Company"), and John R. McCord (the "Executive"), dated as of June 13, 2002.

                                R E C I T A L S :
                                - - - - - - - -

         WHEREAS, Executive and the Company have entered into that certain Severance Agreement dated this date (in its present form or as it may hereafter be amended, extended or renewed, the "Severance Agreement") and that certain Agreement dated this date ("Deferred Compensation Agreement"); and

         WHEREAS, under such Agreements, certain payments are to be made at times which are contingent upon a change in control of the Company, and in certain instances also contingent upon a termination of Executive's employment, all of which contingencies are set forth in such Agreements; and

         WHEREAS, the Company wishes to make additional provision for the security of the payment of certain of the contingent amounts under such Agreements in order to assure itself of continuity of management and to assure the Executive of payment of the amounts in question,

         NOW, THEREFORE, in consideration of the foregoing and the mutual covenants contained herein, it is hereby agreed by and between the Company and the Executive as follows:

         3. Letter of Credit Required.

         The Company shall, no later than the date of a change in control as defined in the Severance Agreement ("Change in Control"), provide Executive with an irrevocable letter of credit ("Letter of Credit"), under which Executive shall be the beneficiary, to pay the following amounts:

         a. Severance benefits to be paid by the Company as provided in Section (5)(a)(I) of the Severance Agreement.

         b. "Penalty Taxes" (as defined in Section 10 of the Severance Agreement) and all other amounts to be paid by the Company as provided in Section 10 of the Severance Agreement.

         c. Payments to be made by the Company under Section 16 of the Deferred Compensation Agreement.

         4. Amount of Letter of Credit.

         a. The Letter of Credit shall be in an amount equal to the sum determined by the Accounting Firm identified in Section 9 (the "Accounting Firm"), as follows (both initially and recalculated as provided in Section 7) plus ten percent (10%) of said sum.

         b.       The Accounting Firm shall determine the sum of:

                  (i) The amount which would be payable to the Executive under Section 5(a)(I) of the Severance Agreement assuming a Change of Control has occurred and that the Executive terminates employment for Good Reason (as defined in the Severance Agreement) at the time the determination is made;

                  (ii) The amount of "Penalty Taxes" and income taxes, if any, that the Accounting Firm has determined as the total amount payable by the Company to the Executive under Section 10(a) of the Severance Agreement; and

                  (iii) The amount which would be payable to the Executive under Section 16 of the Deferred Compensation Agreement if he had made the election to receive benefits under that Section and was in all other respects eligible to receive benefits thereunder at the time the determination is made.

         c. The amount so determined shall be stated in a written notice by the Accounting Firm to the Company; and such notice shall thereupon be marked "Attachment A" and be attached to and become a part of this Agreement.

         5. Form of Letter of Credit.

         The Letter of Credit shall be in a form agreed to by the Company and the issuing bank (the "Bank") consistent with the terms of this Agreement. The Executive shall be entitled to draw on the Letter of Credit by presenting to the Bank a draft and a certificate in which the Executive certifies in writing that the requisite events have occurred under the Severance Agreement and/or the Deferred Compensation Agreement for payment to the Executive of amounts specified in Section 1.

         6. Issuer.

         The Letter of Credit shall be issued by a commercial bank that is a state or national banking association and which has a stockholders' equity in excess of $1 billion.

         7. Single Letter of Credit with Multiple Beneficiaries.

         At the Company's discretion, the Letter of Credit may provide for payment of similar compensation and benefits to other executives of the Company who are parties to agreements similar to this Agreement as long as the total amount of the Letter of Credit, for all such other executives and for the Executive, is, at all times, no less than the sum of the required amounts of the Letter of Credit and of the letters of credit required under the agreements with such other executives (initially or after recalculation pursuant to Section 7).

         8. Term of Letter of Credit.

         The Letter of Credit to be provided as required by Section 1 shall be issued for a term which shall be the maximum term then available for commercial letters of credit. Until such time as all amounts described in Sections 1(a), 1(b) and 1(c) have been paid in full, the Company shall, not later than thirty
(30) days before the Letter of Credit would otherwise lapse or expire, renew the Letter of Credit or establish a replacement letter of credit with terms at least as favorable as the initial Letter of Credit. The term "Letter of Credit" shall mean both the original letter of credit and the renewal and replacement letters of credit referred to in this Section 6. The period of time during which a Letter of Credit is required to remain in effect under this Agreement is herein called the "Secured Period." If the Company does not establish or renew a Letter of Credit as required by Section 1 and this Section 6, the payment of all amounts described in Section 1 shall be accelerated in accordance with Section 8 hereof.

         9. Calculation and Recalculation of Amounts Secured by Letter of Credit and Increase in Amount of Letter of Credit.

         During the Secured Period, the Accounting Firm shall, no later than the end of each calendar quarter in the Secured Period, recalculate the amounts listed on Attachment A and give prompt written notice of such recalculations to the Executive, the Company and the Bank. Any such recalculated amounts shall thereafter be deemed to be the amounts listed on Attachment A. If such recalculated amounts plus ten percent (10%) thereof exceed the amounts payable under the Letter of Credit then in effect, no later than seven (7) days after receipt of such written notice of recalculation, the Company shall cause the amounts payable under the Letter of Credit to be increased to the recalculated amounts plus 10%.

         10. Acceleration Under Letter of Credit.

         If at least 30 days prior to the expiration of a Letter of Credit established hereunder, which expiration would occur before the end of the Secured Period, the Executive shall not have received written notice from the Company that an extension or renewal of the expiring Letter of Credit has occurred or a new Letter of Credit has been obtained with the terms and conditions at least as favorable as the predecessor Letter of Credit, then, notwithstanding any other provisions of the Severance Agreement, the Deferred Compensation Agreement, or this Agreement, all amounts which are described in
Section 1 shall be due and payable immediately without regard to any contingencies or future events and Executive, his beneficiaries or estate shall be entitled to immediately draw on the Letter of Credit for all such amounts.

         11. Accounting Firm.

         The Accounting Firm shall mean the same Accounting Firm as determined under the provisions of Section 10(h) of the Severance Agreement. All calculations by the Accounting Firm shall be binding on the Company, the Executive and the Bank in the absence of wilful misconduct or gross negligence by the Accounting Firm.

         12. Expenses.

         The Company shall pay all expenses and fees of the Accounting Firm.

         13. Information.

         The Company shall provide the Accounting Firm with such information as the Company has in its possession that the Accounting Firm believes necessary, in its discretion, to make its calculations and recalculations under this Agreement.

         14. Obligation of Executive.

         Subject to the provisions of Section 8, if Executive receives payments under the Letter of Credit for any amount in excess of that to which he is entitled under the Severance Agreement, the Deferred Compensation Agreement, or this Agreement, Executive shall immediately repay such amount to Company.

         15. Legal Fees, Etc.

         If Executive incurs any legal fees and expenses as a result of seeking to obtain or enforce any right or benefit provided by this Agreement, Company shall pay or reimburse Executive for all such reasonable fees and expenses.

         16. No Waivers.

         The payment by a Bank on a Letter of Credit established in accordance with the terms hereof shall not constitute a waiver by the Company of, or in any way preclude the Company from asserting, any claim the Company may have against Executive that Executive is not entitled to some or all of such payment. Drawing upon the Letter of Credit shall not constitute a waiver by Executive of, or in any way preclude Executive from asserting, any claim Executive may have against the Company that Executive is entitled to amounts under this Agreement or the Severance Agreement or the Deferred Compensation Agreement (except to the extent that such amounts have been paid in full by the Bank under the Letter of Credit).

         17. Enforceability.

         Subject to Section 19, this Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

         18. No Change to Agreements.

         Except as expressly modified by this Agreement, Executive's rights under the Severance Agreement and the Deferred Compensation Agreement are unchanged by this Agreement.

         19. Modification in Writing.

         No provision of this Agreement may be modified or waived unless in writing and signed by Executive and such officer of Company as may be designated or authorized by its Board of Directors.

         20. Severability.

         The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

         21. Assignment.

         Executive's rights under this Agreement and the Letter of Credit are not assignable.

         22. Notices.

         Any notice, report, demand or waiver required or permitted hereunder shall be in writing and shall be given personally or by prepaid registered or certified mail, return receipt requested, addressed as follows:

           If to the Company:              Hancock Fabrics, Inc.
                                           3406 West Main Street
                                           P.O. Box 2400
                                           Tupelo, Mississippi 38003-2400
                                           Attention: Corporate Secretary

           If to the Executive:            John R. McCord
                                           6586 Hwy 9 North
                                           Pontotoc, Mississippi 38863


A notice shall be effective upon the receipt thereof. The above addresses can be changed by notice in writing delivered as provided above.

         23. Additional Benefits.

         The security provided under this Agreement is in addition to and not by way of limitation of any rights or benefits to which Executive is entitled under the Severance Agreement and the Deferred Compensation Agreement.

         IN WITNESS WHEREOF Executive and, pursuant to authorization from its Board of Directors, Company have executed this Agreement to Secure Certain Contingent Payments effective as of the date first above written.


                                            Executive


                                            HANCOCK FABRICS, INC.

                                            By: /s/ Larry Kirk
                                            ------------------

                                            Its: Chief Executive Officer
                                            ----------------------------

                                                                    Exhibit 10.4


                               SEVERANCE AGREEMENT

         THIS AGREEMENT between Hancock Fabrics, Inc., a Delaware corporation (the "Corporation"), and John R. McCord whose address is 6586 Hwy 9 North, Pontotoc, Mississippi 38863(the "Executive"), dated as of June 13, 2002.

                              W I T N E S S E T H :
                              -------------------

         WHEREAS, the Corporation wishes to attract and retain well qualified executive and key personnel and, in the event of any Change of Control (as defined in Section 2) of the Corporation, to assure both itself and the Executive of continuity of management; and

         WHEREAS, the Corporation, wishes to enter into this Agreement until May 4, 2005 ("the Expiration Date"), and to automatically renew the Severance Agreement for an additional three year period on the Expiration Date and each subsequent expiration, unless the Incumbent Board elects to cancel the agreement as of the next Expiration Date; and

         WHEREAS, no benefits shall be payable under this Agreement unless the Effective Date shall occur and thereafter the Executive's employment is terminated; and

         WHEREAS, the employment of the Executive is "at will" and may be terminated by the Corporation without payment of any benefits hereunder until the occurrence of a Change of Control;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, it is hereby agreed by and between the Corporation and the Executive as follows:

     1. Operation of Agreement. No benefits shall be payable hereunder unless a Change of Control (as defined in Section 2) occurs during the Change of Control Period (as defined in Section 3). For the purposes of this Agreement the date on which such a Change of Control occurs is referred to herein as the "Effective Date."

     2. Change of Control. For the purposes of this Agreement, a "Change of Control" shall mean a change of control of a nature that would be required to be reported by the Corporation in response to Item 1(a) of the Current Report on Form 8-K (or its successor Item or Form, as the case may be), as in effect on the date hereof (or from time to time thereafter), pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); provided that, without limitation, such a "Change of Control" shall be deemed to have occurred if: (i) a third person, including an aggregation of persons constituting a "person " as defined in Section 13(d)(3) of the Exchange Act, becomes the beneficial owner, directly or indirectly, of 20% or more of the combined voting power of the Corporation's outstanding voting securities ordinarily having the right to vote for the election of directors of the Corporation or (ii) individuals who constitute the Board of Directors of the Corporation as of the date hereof (the "Incumbent Board") cease for any reason to constitute at least two-thirds thereof, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Corporation's stockholders, was approved by a vote of at least three-quarters of (or if less, all but one of) the directors comprising the Incumbent Board (other than an election or nomination in connection with an actual or threatened election contest relating to the election of directors of the Corporation, as such terms are used in Rule 14a-12(c)of the Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board.

     3. Change of Control Period. The "Change of Control Period" is the period commencing on the date of this Agreement and ending on the earlier to occur of
(i) the Expiration Date, or (ii) the first day of the month coinciding with or next following the Executive's 65th birthday. The expiration of the Change of Control Period shall not limit the Corporation's obligation to provide, or the Executive's right to collect, payments and benefits pursuant to Section 5 and
Section 10 hereof.

     4. Certain Definitions.

         (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death ("Death"). The Corporation will be considered to have terminated the Executive's employment for Disability, if after having established the Executive's Disability (as defined below), the Executive receives written notice given in accordance with
                  Section 9(b) of the Corporation's intention to terminate his employment. The Executive's employment will terminate for Disability effective on the 90th day after receipt of such notice (the "Disability Effective Date")if within such 90-day period after such receipt the Executive shall fail to return to full-time performance of his duties. For purposes of this Agreement, "Disability" means a disability that, after the expiration of more than 180 days after its commencement, is determined to be total and permanent by a physician selected by the Corporation or its insurers and acceptable to the Executive or his legal representative (such agreement as to acceptability not to be withheld unreasonably).

                  Consistent  with,  and not in limitation of, the provisions of
                  Section 6 of this Agreement, neither a termination for, nor a determination of, Disability pursuant to this Section 4(a) shall be deemed in and of itself a termination for or determination of disability with respect to the Executive's eligibility to receive long-term disability benefits, continued medical, dental, or life insurance coverage, retirement benefits, or benefits under any other plan or program provided by the Corporation or one of its affiliated companies and for which the Executive may qualify.

         (b) Cause. The Executive's employment will be terminated for Cause if the majority of the Incumbent Board determines that Cause (as defined in this Agreement) exists. For purposes of this Agreement, "Cause" means (i) an act or acts of fraud or misappropriation on the Executive's part that result in or are intended to result in his personal enrichment at the expense of the Corporation or one of its affiliated companies or (ii) conviction of a felony.

         (c) Good Reason. For purposes of this Agreement, "Good Reason" means

                  (i)      without the express written consent of the Executive,
                           (A) the assignment to the Executive of any duties inconsistent in any substantial respect with the Executive's position, authority or responsibilities as in effect during the 90-day period immediately preceding the Effective Date, or (B) any other substantial adverse change in such position (including titles and reporting requirements), authority or responsibilities;

                  (ii) any failure by the Corporation to furnish the Executive and/or, where applicable, his family with compensation (including annual bonus) and benefits at a level equal to or exceeding those received (on an annual basis) by the Executive from the Corporation during the 90-day period preceding the Effective Date, including a failure by the Corporation to maintain the Corporation's extra compensation plan(s)("Extra Compensation Plan") and "Officers Incentive Compensation Plan" or any subsequent plans) (including the right to defer the receipt of payments thereunder) and the Corporation's supplemental retirement benefit plan ("SERP"), other than an insubstantial and inadvertent failure remedied by the Corporation promptly after receipt of notice thereof given by the Executive;

                  (iii) the Corporation's requiring the Executive to be based or to perform services at any office or location other than that at which the Executive is primarily based during the 90-day period preceding the Effective Date, except for travel reasonably required in the performance of the Executive's responsibilities; or

                  (iv) any failure by the Corporation to obtain the assumption and agreement to perform this Agreement by a successor as contemplated by Section 8(b). For the purposes of this Section 4(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive. (d) [Reserved]. (e) Notice of Termination. Any termination by the Corporation for Cause or by the Executive for Good Reason shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 9(b). Any notice of termination by the Corporation for Disability shall be given in accordance with Section 4(a). For purposes of this Agreement, a "Notice of Termination" means a written notice that (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the termination date is other than the date of receipt of such notice, specifies the termination date (which date shall not be more than 15 days after the giving of such notice).

         (f) Date of Termination. Date of Termination means the date of receipt of the Notice of Termination or any later date specified therein as the termination date, as the case may be, or if the Executive's employment is terminated by the Corporation for any reason other than Cause, Death or Disability, the date on which the Corporation notifies the Executive of such termination. Notwithstanding any contrary provision in this Section 4(f), if the Executive's employment terminates due to Disability, the Date of Termination shall be the Disability Effective Date. 5. Obligations of the Corporation Upon Termination. (a) Good Reason Other Than For Cause, Death or Disability. Regardless of whether the Change of Control Period has expired, if, within three years after the Effective Date, (i) the Corporation shall terminate the Executive's employment for any reason other than for Cause, Death or Disability, or (ii) the Executive shall terminate his employment for Good Reason:

                  (I) the Corporation shall pay to the Executive in a lump sum in cash within 20 days after the Date of Termination the aggregate of the amounts determined pursuant to the following clauses (A) and (B):

                           (A) if not theretofore paid, the Executive's base salary through the Date of Termination at the rate in effect at the time the Notice of Termination was given; and

                           (B) the sum of (x) the Executive's annual base salary at the rate in effect at the time the Notice of Termination was given, or if higher, at the highest rate in effect at any time within the 90-day period preceding the Effective Date and (y) an amount equal to the highest bonus paid or payable to the Executive pursuant to the applicable cash incentive compensations plan(s) within five fiscal years prior to the Effective Date, provided, however, that in no event shall the Executive be entitled to receive under this clause (B) more than the product obtained by multiplying the amount determined as hereinabove provided in this clause (B) by a fraction whose numerator shall be the number of months (including fractions of a month) that at the Date of Termination remain until the first day of the month coinciding with or next following the Executive's 65th birthday and whose denominator shall equal twelve (12); and

                  (II) until the earlier to occur of (i) the date one year following the Date of Termination, or (ii) the first day of the first month coinciding with or next following the Executive's 65th birthday (the period of time from the Date of Termination until the earlier of (i) or (ii) is hereinafter referred to as the "Unexpired Period"), the Corporation shall continue to provide all benefits that the Executive and/or his family is or would have been entitled to receive under all medical, dental, vision, disability, executive life, group life, accidental death and travel accident insurance plans and programs of the Corporation and its affiliated companies, in each case on a basis providing the Executive and/or his family with the opportunity to receive benefits at least equal to those provided by the Corporation and its affiliated companies for the Executive under such plans and programs if and as in effect at any time during the 90-day period preceding the Effective Date.

                  (III) Within 20 days after the Date of Termination the Corporation shall pay to the Executive and/or his beneficiary, as the case may be, a lump sum in cash in the amount of the present value of periodic payments equal to the excess, if any, of the "Enhanced SERP Benefits" over the amount of benefits, if any, the Executive and/or his beneficiary, as the case may be, has actually received (or is then currently entitled to receive) from the SERP. For purposes of this Section 5(a), the "Enhanced SERP Benefits" shall equal the amount of benefits under the SERP the Executive and/or his beneficiary would have received had the benefits under Section 4.1(i) of the SERP been determined by considering the Executive (a) to have been employed for an additional period of time equal to the Unexpired Period; (b) to have been a member of the SERP for an additional period of time equal to the Unexpired Period; (c) to have retired at the age he would have attained at the end of the Unexpired Period; (d) to have had compensation for such additional Plan Years (as such term is defined for purposes of the SERP) equal to the Executive's earnings for the Plan Year prior to the Effective Date; and (e) to be vested in a fraction (not to exceed 1) of his benefit under the Hancock Fabrics, Inc. Consolidated Retirement Plan (the "Retirement Plan") and the SERP equal to the quotient obtained by dividing (i) the years of service for vesting purposes the Executive would have had under the Retirement Plan if he had been employed for an additional period of time equal to the Unexpired Period by (ii) the number of years of service for vesting purposes that (as of the Date of Termination) are required before a participant in the Retirement Plan is considered to be fully vested under the Retirement Plan (the determination and payment of the amount payable under this paragraph
                           (III) to be pursuant to Section 11); and

                  (IV) for purposes of any written agreement between the Executive and the Corporation relating to the payment of compensation to the Executive on a deferred basis, the Executive shall be deemed to have remained in the employment of the Corporation on a full-time basis until the Executive's 60th birthday.

     6. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Corporation or any of its affiliated companies and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any employment, stock option or other agreements with the Corporation or any of its affiliated companies. Amounts that are vested benefits or that the Executive is otherwise entitled to receive under any plan or program of the Corporation or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan or program.

     7. Full Settlement. The payments provided for in this Agreement are in full settlement of any claims the Executive may have against the Corporation arising out of his termination, including, but not limited to, any claims for wrongful discharge. The Corporation's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any setoff, counterclaim, recoupment, defense or other right that the Corporation may have against the Executive or others; provided, however, that the Corporation's failure to make any such setoff shall not constitute a waiver of any claim of the Corporation against the Executive. In no event shall the Executive be obligated to seek other employment by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement. The Corporation agrees to pay, to the full extent permitted by law, all legal fees and expenses the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Corporation or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof, in each case plus interest, compounded monthly, on the total unpaid amount determined to be payable under this Agreement, such interest to be calculated on the basis of the prime commercial lending rate announced byUnion Planters National Bank, in effect from time to time during the period of such non-payment.

     8. Successors.

         (a) This Agreement is personal to the Executive and without the prior written consent of the Corporation shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives, executors, heirs and legatees.

         (b) This Agreement shall inure to the benefit of and be binding upon the Corporation and its successors. The Corporation shall require any successor to all or substantially all of the business and/or assets of the Corporation, whether directly or indirectly, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Corporation would be required to perform if no such succession had taken place. 9. Miscellaneous. (a) The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives. (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows: If to the Executive:

                  At the address first hereinabove written.


                  If to the Corporation:

                  Hancock Fabrics, Inc.
                  3406 W. Main Street
                  P.O. Box 2400
                  Tupelo, Mississippi 38003-2400
                  Attn: Corporate Secretary

                  or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

         (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

         (d) The Corporation may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation, provided, however, that such withholding shall be consistent with the calculations made by Accounting Firm under
                  Section 10 of the Agreement.

         (e) This Agreement contains the entire understanding with the Executive with respect to the subject matter hereof.

         (f) Whenever used in this Agreement, the masculine gender shall include the feminine or neuter wherever necessary or appropriate and vice versa and the singular shall include the plural and vice versa.

         (g) The Executive and the Corporation acknowledge that the employment of the Executive by the Corporation is "at will" and may be terminated by either the Executive or the Corporation at any time and for any reason. Nothing contained in the Agreement shall affect such rights to terminate, it being agreed, however, that nothing in this Section 9(g) shall prevent the Executive from receiving any amounts payable pursuant to Section 5(a), or 10 of this Agreement in the event of a termination described in such Section 5(a), or 10 on or after the Effective Date.

     10. Penalty Taxes.

         (a) Payment. In the event that the Accounting Firm determines that any payment or other compensation or benefits made or provided to or for the benefit of the Executive in any way connected with employment of the Executive by the Corporation will be subject to tax pursuant to Section 4999 of the Code or any successor provision or any counterpart provision of state tax law (the "Penalty Taxes"), the Corporation shall pay to the Executive within 20 days after receipt of a written demand therefore from the Executive an amount which, after deduction of all additional Federal, state and local taxes (including, without limitation, income taxes and additional Penalty Taxes) required to be paid by the Executive in respect of receipt of such amount, shall be equal to the Penalty Taxes. In calculating the income taxes required to be paid by the Executive, the Accounting Firm shall assume that the Executive will pay tax at the maximum marginal Federal, state and local rates and that the Executive will have no deductions or credits available to reduce such taxes. In consideration of the payment of such amounts, the Executive shall report and pay such taxes and promptly provide the Corporation with a written statement that such filing and payment have occurred executed by the person or firm that signed as income tax return preparer of the Executive's federal income tax return, or if prepared by the Executive, executed by the Executive.

         (b) Indemnity. If the Executive shall be required to pay Penalty Taxes in addition to those reimbursed pursuant to paragraph
                  (a) above, or if based upon failure to receive the opinion of Tax Counsel referred to in paragraph (d) below the Executive reports and pays greater amounts of Penalty Taxes than are reimbursed pursuant to paragraph (a) above (any such event hereafter being referred to as a "Loss"), the Executive shall notify the Corporation and the Corporation shall pay to the Executive as an indemnity an amount which, after deduction of all income taxes and additional Federal, state and local taxes (including, without limitation, income taxes and additional Penalty Taxes) required to be paid by the Executive in respect of receipt of such amount (assuming, for this purpose, that the Executive is subject to the maximum marginal rates of taxation applicable to individuals at such time as such amount becomes due and that the Executive will have no deductions or credits available to reduce such taxes), shall be equal to the sum of (x) the Penalty Taxes resulting in the Loss and (y) the net amount of any interest, penalties or additions to tax payable to the United States Government or any state or local government (after allowing for the deduction of such amounts, to the extent properly deductible, for Federal, state or local income tax purposes) as a result of such Loss. Each payment by the Corporation hereunder shall be made within 30 days after receipt of a written demand therefore from the Executive accompanied by a written statement describing in reasonable detail the Loss in question, the amount of additional tax, interest, penalties or additions to tax and the calculation of the payment due in respect thereof; provided that, if a contest of the Loss is being conducted pursuant to paragraph
                  (c) below, payment shall not be required by the Corporation until 30 days after the completion or termination of such contest.

         (c)      Contest.

                  (1) The Executive shall notify the Corporation within 30 days of receipt from the Internal Revenue Service of a revenue agent's report, a 30-day letter or a notice of deficiency (as described in Section 6212 of the Code or any successor provision) or of a similar written claim from a state taxing authority, in which an adjustment is proposed to the federal or state taxes of the Executive for which the Corporation would be required to indemnify the Executive hereunder. If the Corporation (i) requests the Executive to do so within 30 days after such notice, and (ii) furnishes the Executive an opinion of recognized tax counsel selected by the Corporation and approved by the Executive, which approval shall not unreasonably be withheld, (hereinafter "Tax Counsel") to the effect that a reasonable basis exists for contesting such proposed adjustment, the Executive shall contest the proposed adjustment in good faith, shall keep the Corporation reasonably informed as to the progress of such contest, and shall consider in good faith any suggestion made by the Corporation as to the method of pursuing such contest; provided, however, that the Executive shall not be obligated to contest such adjustment unless
                           (i) the Corporation acknowledges in writing its liability under paragraph (b) above to indemnify the Executive in the event that the Internal Revenue Service or a state taxing authority prevails in its position regarding the proposed adjustment; (ii) the Corporation shall have fully performed its prior obligations under this Agreement; and (iii) the subject matter thereof shall not have been previously decided pursuant to the contest provisions of this paragraph (c) with respect to any other executive of the Corporation, unless the Corporation shall have furnished an opinion of Tax Counsel to the Executive that more likely than not the Executive will prevail in the contest; provided, further, that the Executive shall determine, in his sole discretion, the nature of all action to be taken to contest such proposed adjustment, including (x) whether any action to contest such proposed adjustment initially shall be by way of judicial or administrative proceedings, or both, (y) whether any such proposed adjustment shall be contested by resisting payment thereof or by paying the same and seeking a refund thereof, and (z) if the Executive shall undertake judicial action with respect to such proposed adjustment, the court or other judicial body before which such action shall be commenced. The Executive shall, if requested by the Corporation within 30 days of an adverse determination by any court, and if Tax Counsel is of the opinion that there is a reasonable basis for a successful appeal of the matter in question, be obligated to appeal such adverse determination.

                  (2) The Executive shall not be required to take any action pursuant to this paragraph (c) unless and until the Corporation shall have agreed in writing to indemnify the Executive in a manner reasonably satisfactory to the Executive for any fees, expenses, statutory or regulatory penalties, interest, additions to tax, or other similar liabilities or losses which the Executive may incur as a result of contesting the validity of any proposed adjustment and shall have agreed to pay (or in the Executive's sole discretion to prepay) to the Executive on demand all costs and expenses which the Executive may incur in connection with contesting such proposed adjustment (including without limitation fees and disbursements of counsel). If the Executive determines to contest any adjustment by paying the additional tax and suing for a refund, the Corporation shall timely advance to the Executive on an interest free basis an amount equal to the sum of any tax, interest, penalties and additions to tax which are required to be paid; provided, however, that, if the Executive is required to include in income any amount with respect to such loan or the imputation of interest thereon in any taxable year of the Executive prior to final determination of the contest, then the Corporation, within 30 days of written notice thereof by the Executive, shall pay to the Executive an amount which, after deduction of all additional Federal, state and local taxes required to be paid by the Executive in respect of the receipt of such amount (assuming, for this purpose, that the Executive is subject to the maximum marginal rate of taxation applicable to individuals at such times as such amount becomes due), shall be equal to the aggregate additional federal and state income taxes payable by the Executive with respect to such taxable year as a result of such inclusion. Upon receipt by the Executive of a refund of any amounts paid by the Executive based on any adjustment in respect of which amounts the Executive shall have been paid or advanced an equivalent amount by the Corporation, the Executive shall pay to the Corporation the amount of such refund (which, in the case of any contest in which a loan has been advanced pursuant to this paragraph, shall be deemed to be in repayment of the loan advanced by the Corporation to the extent fairly attributable thereto), but not in excess of the amount paid or advanced by the Corporation, together with any interest received by the Executive on such refund plus any net additional Federal, state or local tax benefits actually realized by the Executive as the result of such payment, and reduced by the amount of any Federal, state or local tax actually payable with respect to receipt of such refund; provided, however, that the Executive may offset the amount of such refund and benefits against any amount due and owing by the Corporation to the Executive pursuant to this Agreement. Upon disallowance of any such refund, the Corporation shall forgive the amount of the advance fairly attributable thereto and shall pay to the Executive the amount of its indemnity obligation hereunder, including such amount as, after deduction of all taxes required to be paid by the Executive in respect of the receipt of such amount under the laws of any Federal, state or local government or taxing authority of the United States, shall be equal to the sum on an after-tax basis, of any tax, interest, penalties or additions to tax payable with respect to the forgiveness of such advance.

                  (3) If any adjustment referred to in this paragraph (c) shall be proposed and the Corporation shall have requested the Executive to contest such adjustment as above provided and shall have duly complied with the terms of this paragraph (c), the Corporation's liability with respect to such adjustment shall become fixed upon final determination of such adjustment; provided, however, that if the Corporation shall not deliver the opinion of Tax Counsel provided in this paragraph (c) to the effect that there is a reasonable basis for a contest or appeal, then the Corporation's obligation to pay such indemnity shall become immediately fixed.

         (d) No Inconsistent Action. The Executive agrees that he will not take any action, directly or indirectly, or file any returns or other documents inconsistent with the assumption that the payments to which the indemnification of paragraph (b) applies do not result in imposition of the tax under Section 4999, and the Executive shall file such returns, take such actions, maintain such records and execute such documents as may be reasonably requested by the Corporation; provided, however, that the Executive's obligations hereunder to file returns or other documents shall apply only if the Executive receives an opinion of Tax Counsel at least 10 days prior to the due date of the return (without regard to extensions) required to be made with respect to the payments to which the indemnification of paragraph (b) applies that the Executive will not be subject to the penalties described in Sections 6651, 6662 or 6663 of the Code, or successor provisions then in effect, as a result of taking such position.

         (e) Disbursements. Any payments required to be made by the Corporation pursuant to this Section 10 shall be made directly by the Corporation to the Executive. Payments made by the Corporation or the Executive pursuant to this Agreement shall be made by wire transfer of immediately available funds to such bank and/or account in the continental United States as specified by the other party in written directions to such payor party, and if no such direction shall have been given, by check payable to the order of such other party and mailed to such other party by certified mail, postage prepaid.

         (f) No Setoff. No payment required to be made by the Corporation pursuant to this Section 10 shall be subject to any right of setoff, counterclaim, defense, abatement, suspension, deferment or reduction, and, except in accordance with the express terms hereof, the Corporation shall have no right to terminate the Agreement or to be released, relieved or discharged from any obligation or liability thereunder for any reason whatsoever.

         (g) Late Payment, Interest. Any late payment by any party hereto of any of its obligations under this Agreement shall bear interest to the extent permitted by applicable law, at a fluctuating rate per annum equal to the Prime Rate as announced publicly by Union Planters National Bank, from time to time plus two percentage points, for the period such interest is payable.

         (h) Accounting Firm. The "Accounting Firm" shall mean the Memphis, Tennessee Main Office of PricewaterhouseCoopers, or, at the election of the Executive, the Memphis, Tennessee Main Office of such other national or regional accounting firm as the Executive shall select subject to the approval of the Corporation, which approval shall not unreasonably be withheld. Compensation of the Accounting Firm with respect to its services hereunder shall be the responsibility of the Executive.

     11. Determination of Present Values Under Section 5. The determination of present values for purposes of Paragraph (a)(III) of Section 5 of this Agreement shall be in accordance with the following:

         (a) Present values shall be determined as of the last day of the calendar quarter ending most recently prior to the Termination Date ("Valuation Date").

         (b) The interest rate and other actuarial assumptions used to determine present values shall be the same as those which would be required to be used as of the Valuation Date to determine the amount of a lump sum distribution under the Retirement Plan.

         (c) The determination of present values shall be made by Hewitt Associates, or such other actuarial firm as shall, at the time of the determination, be the actuary for the Retirement Plan ("Actuary Firm"). The Corporation shall provide to the Actuary Firm all information in its possession reasonably requested by the Actuary Firm for the purpose of making such present value determination.

         (d) The payment of benefits under Paragraph (a)(III) of Section 5 shall be made within the time limits set forth in such Paragraph based upon the present value determinations made by the Actuarial Firm, and such determinations shall be binding upon the Corporation and the Executive.

         IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization of its Board of Directors, the Corporation has caused these presents to be executed in its name on its behalf, and its corporate seal to be hereunto affixed, all as of the day and year first above written.
                                            /s/ John R. McCord
                                            ---------------------------------
                                            Executive


                                            HANCOCK FABRICS, INC.



                                            By: /s/ Larry Kirk
                                            ------------------
                                            Larry Kirk,
                                            Chief Executive Office