Form 10-Q
period 2002-08-04
HANCOCK FABRICS INC
filed 2002-09-18
CIK 812906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended August 4, 2002

OR

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the transition period from_____________to___________.

Commission File Number 1 – 9482

HANCOCK FABRICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	64-0740905 (I. R. S. Employer Identification No.)

3406 West Main Street, Tupelo, MS (Address of principal executive offices)	38801 (Zip Code)

Registrant’s telephone number, including area code
(662) 842-2834

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

As of August 4, 2002, the registrant had outstanding an aggregate of 18,889,008 shares of common stock, $.01 par value.

INDEX

Part I. Financial Information:

Page Numbers
Item 1. Financial Statements (unaudited)
Consolidated Balance Sheet as of August 4, 2002 and February 3, 2002	3
Consolidated Statement of Income for the Thirteen Weeks and Twenty-six	4
Weeks Ended August 4, 2002 and July 29, 2001
Consolidated Statement of Shareholders’ Equity for the	5
Twenty-six Weeks Ended August 4, 2002
Consolidated Statement of Cash Flows for the Twenty-six Weeks Ended	6
August 4, 2002 and July 29, 2001
Notes to Consolidated Financial Statements	7 - 9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 14
Item 3. Quantitative and Qualitative Disclosures about Market Risks	14

Part II. Other Information:

Item 6. Exhibits and Reports on Form 8-K	15
Signature	15

Certifications

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16
Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	16
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

CONSOLIDATED BALANCE SHEET

PART I. FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEET
 (unaudited)

(in thousands, except for	August 4,	February 3,
share and per share amounts)	2002	2002
Assets
Current assets:
Cash and cash equivalents	$3,666	$6,914
Receivables, less allowance for doubtful accounts	1,296	1,339
Inventories	142,072	135,672
Prepaid expenses	2,625	1,317

Total current assets	149,659	145,242
Property and equipment, at depreciated cost	40,023	30,607
Deferred tax assets	7,654	7,654
Pension payment in excess of required contribution	2,550	3,424
Goodwill, net of accumulated amortization	4,480	4,480
Other assets	3,741	4,142

Total assets	$208,107	$195,549

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$39,511	$40,147
Accrued liabilities	15,084	18,395
Deferred tax liabilities	2,969	2,969
Income taxes	705	4,363
Total current liabilities	58,269	65,874
Long-term debt obligations	11,000
Postretirement benefits other than pensions	21,906	21,871
Reserve for store closings	1,585	2,056
Other liabilities	4,928	5,145

Total liabilities	97,688	94,946

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 31,313,116 and 30,246,101 issued and outstanding, respectively	313	302
Additional paid-in capital	61,708	47,487
Retained earnings	197,976	195,738
Treasury stock, at cost, 12,424,108 and 12,010,594 shares held, respectively	(142,421)	(136,311)
Deferred compensation on restricted stock incentive plan	(7,157)	(6,613)

Total shareholders’ equity	110,419	100,603

Total liabilities and shareholders’ equity	$208,107	$195,549

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
 (unaudited)

(in thousands, except
per share amounts)	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2002	2001	2002	2001
Sales	$92,676	$86,815	$196,730	$184,431
Cost of goods sold	45,125	43,092	96,644	92,289

Gross profit	47,551	43,723	100,086	92,142

Expenses (income)
Selling, general and administrative	43,722	41,017	89,023	83,836
Depreciation and amortization	1,343	1,389	2,675	2,725
Interest expense	94	417	154	814
Interest income	(19)	(27)	(50)	(65)

Total operating and interest expenses	45,140	42,796	91,802	87,310

Earnings before taxes	2,411	927	8,284	4,832
Income taxes	876	337	3,008	1,754

Net earnings and comprehensive income	$1,535	$590	$5,276	$3,078

Earnings per share Basic	$0.09	$0.04	$0.30	$0.19
Diluted	$0.08	$0.03	$0.28	$0.18

Weighted average shares outstanding Basic	18,042	16,656	17,818	16,569
Diluted	19,064	16,998	18,907	16,814

Dividends per share	$0.08	$0.04	$0.16	$0.08

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
 (unaudited)

(in thousands, except for number of shares)	Common Stock		Additional		Treasury Stock			Total
			Paid-in	Retained			Deferred	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Equity

Twenty-six weeks ended August 4, 2002
Balance February 3, 2002	30,246,101	$302	$47,487	$195,738	(12,010,594)	($136,311)	($6,613)	$100,603
Net earnings				5,276				5,276
Cash dividend — $.08 per share on a quarterly basis				(3,038)				(3,038)
Issuance of restricted stock	97,600	1	1,764				(1,765)
Cancellation of restricted stock	(16,400)		(134)				134
Amortization and vesting of deferred compensation on restricted stock incentive plan			306				1,087	1,393
Purchase of treasury stock					(413,514)	(6,110)		(6,110)
Issuance of shares as compensation for professional services	553		10					10
Issuance of shares under directors’ stock plan	4,987		89					89
Exercise of stock options	980,275	10	12,186					12,196

Balance August 4, 2002	31,313,116	$313	$61,708	$197,976	(12,424,108)	($142,421)	($7,157)	$110,419

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
 (unaudited)
 (in thousands)

	Twenty-six Weeks Ended

	August 4,	July 29,
	2002	2001

Cash flows from operating activities:
Net earnings	$5,276	$3,078
Adjustments to reconcile net earnings to cash provided by (used in) operating activities
Depreciation and amortization	2,675	2,725
LIFO	(500)	150
Deferred income taxes		509
Amortization of deferred compensation on restricted stock incentive plan	1,087	1,003
Interest expense on closed store accrual	84	105
(Increase) decrease in assets
Receivables and prepaid expenses	(1,265)	(701)
Inventory at current cost	(5,900)	(2,524)
Pension payment in excess of required contribution	874	466
Other noncurrent assets	401	37
Increase (decrease) in liabilities
Accounts payable	(636)	(2,140)
Accrued liabilities	(3,311)	(1,826)
Current income tax obligations	(3,352)	(5,458)
Postretirement benefits other than pensions	35	293
Payments against closed store accrual	(555)	(901)
Issuance of shares as compensation for professional services	10
Other liabilities	(217)	(540)

Net cash provided by (used in) operating activities	(5,294)	(5,724)

Cash flows from investing activities:
Additions to property and equipment	(12,091)	(5,209)

Net cash provided by (used in) investing activities	(12,091)	(5,209)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit agreement	11,000	11,000
Purchase of treasury stock	(6,110)	(578)
Issuance of shares under directors’ stock plan	89	81
Exercise of stock options	12,196	2,081
Cash dividends paid	(3,038)	(1,393)
Net cash provided by (used in) financing activities	14,137	11,191

Increase (decrease) in cash and cash equivalents	(3,248)	258
Cash and cash equivalents:
Beginning of period	6,914	3,891

End of period	$3,666	$4,149

Supplemental disclosures:
Cash paid during the period for:
Interest	$48	$614
Income taxes	$3,309	$7,192

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hancock Fabrics, Inc. (“Hancock” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring entries) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 3, 2002 incorporated into the Company’s Annual Report on Form 10-K.

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

COMPUTATION OF EARNINGS PER SHARE (unaudited)

(in thousands, except for share and	Thirteen Weeks Ended		Twenty-six Weeks Ended
per share amounts)	August 4,	July 29,	August 4,	July 29,

	2002	2001	2002	2001
Basic earnings per share:
Net earnings	$1,535	$590	$5,276	$3,078

Weighted average number of common shares outstanding during period	18,042,472	16,655,772	17,818,325	16,568,675

Basic earnings per share	$0.09	$0.04	$0.30	$0.19

Diluted earnings per share:
Net earnings	$1,535	$590	$5,276	$3,078

Weighted average number of common shares outstanding during period	18,042,472	16,655,772	17,818,325	16,568,675
Common stock equivalents	634,845	342,058	701,345	245,469
Contingently issuable shares	386,646	0	387,684	0

	19,063,963	16,997,830	18,907,354	16,814,144

Diluted earnings per share	$0.08	$0.03	$0.28	$0.18

Weighted average common stock equivalents not included in EPS because the effect would be anti-dilutive	264,011	1,280,290	132,006	1,922,649

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

At August 4, 2002, the total reserve balance included in current and noncurrent liabilities was $2,285,000 which represents the present value of the future net lease obligations for the locations which have been closed. The 2002 activity in the reserve is as follows (in thousands):

		Imputed	Payments on
	February 3, 2002	Interest	Reserve	August 4, 2002

Lease Obligations	$2,884	84	(555)	$2,413

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2002	2001	2002	2001

Reported Net Income	$1,535	$590	$5,276	$3,078
Add Back: Goodwill Amortization (net of tax)	—	60	—	120

Adjusted Net Income	$1,535	$650	$5,276	$3,198

Basic Earnings Per Share:
Reported Net Income	$0.09	$0.04	$0.30	$0.19
Goodwill Amortization	—	—	—	—

Adjusted Net Income	$0.09	$0.04	$0.30	$0.19

Diluted Earnings Per Share:
Reported Net Income	$0.08	$0.03	$0.28	$0.18
Goodwill Amortization	—	—	—	—

Adjusted Net Income	$0.08	$0.03	$0.28	$0.18

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of, but retains the fundamental provision of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The Company adopted SFAS No. 144 on February 4, 2002 and it did not have a material effect on its financial statements upon adoption.

Pronouncements Not Yet Adopted

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. FAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation (“ARO”), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its financial statements.

In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002. This statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, and it eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not believe that adoption of this statement will have a material impact on its financial statements.

In July 2002, the FASB issued SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe adoption of the provisions of this statement will have a material impact on its financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock’s business. Hancock’s principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock’s operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 6 stores and closed 7 stores during the thirteen weeks ended August 4, 2002, resulting in a total of 436 stores at quarter end.

On May 7, 2002, Hancock announced the acquisition of a 473,000 square foot warehouse/distribution facility on 64 acres north of the Tupelo headquarters for $7.7 million. This facility initially will be utilized to stock, allocate and distribute merchandise groups that require special handling, such as foam/batting, seasonal products and home accents, as well as a growing cross-docking operation.

During the twenty-six weeks ended August 4, 2002, net earnings of $5.3 million, $12.2 million provided through the exercise of stock options, and $11 million in borrowings were used to fund $12.1 million in additions to property and equipment, a $5.9 million increase in inventory, a $3.3 million reduction in accrued liabilities and a $3.4 million decrease in current income tax obligations. At August 4, 2002, the Company had $11 million in debt, or 9% of total capitalization, compared to $27 million, or 24% of total capitalization at July 29, 2001.

RESULTS OF OPERATIONS

Thirteen weeks ended August 4, 2002 compared to thirteen weeks ended July 29, 2001

Net earnings were $1.5 million, or $.08 per diluted share, compared with $590 thousand, or $.03 per diluted share, in the same period of the prior year. Earnings were influenced by higher sales, a higher gross margin and lower expenses as a percentage of sales than last year.

Sales increased to $92.7 million from $86.8 million in last year’s first quarter, as the result of an increase of 7.3% in comparable store sales. Sales benefited from the remerchandising of our product mix, which has led to higher sales in the home decorating side of our business and the continued repositioning of our store base. The store repositioning strategy has consisted of closing smaller, low potential stores that were often located too closely together, while opening or acquiring larger stores spaced farther apart to better support an expanded product offering within our core merchandise competency. Gross margins increased to 51.3% from 50.4% last year due to a LIFO credit resulting from product cost deflation, enhancements to the merchandise mix related to higher-margin home decorating products, and a more effective marketing/advertising program.

In the second quarter of 2002, total selling, general and administrative expenses as a percentage of sales were slightly lower than in the second quarter of 2001 due to expense leverage from comparable store sales increases. Such improvements were partially offset by higher pension costs resulting from the two-year weakness in investment returns, rising employee medical insurance expense and higher advertising costs due to a direct mail promotion that was required to be expensed in the second quarter although most of the ad related to the third quarter.

Interest expense decreased due to a lower level of outstanding debt and lower interest rates throughout the quarter.

Twenty-six weeks ended August 4, 2002 compared to twenty-six weeks ended July 29, 2001

Net earnings were $5.3 million, or $.28 per diluted share, compared with $3.1 million, or $.18 per diluted share, in the same period of the prior year. Earnings were influenced by higher sales, a higher gross margin and lower expenses as a percentage of sales than last year.

Sales increased to $196.7 million from $184.4 million in last year’s first half, as the result of an increase of 7.3% in comparable store sales. Sales benefited from the remerchandising of our product mix, which has led to higher sales in the home decorating side of our business and the continued repositioning of our store base. The store repositioning strategy has consisted of closing smaller, low potential stores that were often located too closely together, while opening or acquiring larger stores spaced farther apart to better support an expanded product offering within our core merchandise competency. Gross margins increased to 50.9% from 50.0% last year due to a LIFO credit resulting from product cost deflation, the enhancements to the merchandise mix related to higher-margin home decorating products, and a more effective marketing/advertising program.

In the first half of 2002, total selling, general and administrative expenses as a percentage of sales were slightly lower than in the same period of 2001 due to expense leverage from comparable store sales increases. Such improvements were partially offset by higher pension costs resulting from the two-year weakness in investment returns, rising employee medical insurance expense and higher advertising costs due to a direct mail promotion that was required to be expensed in the second quarter although most of the ad related to the third quarter.

Interest expense decreased due to a lower level of outstanding debt and lower interest rates throughout the twenty-six weeks of 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates and assumptions, are presented in the Notes to Consolidated Financial Statements incorporated into the Company’s Annual Report on Form 10-K. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments which will affect the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. The Company believes that estimates related to the following areas involve a higher degree of judgment and/or complexity:

Inventories are valued at the lower of cost or market; cost is determined by the LIFO method. As with other retailers, it is not practical to perform physical inventory counts for all stores on the last day of a period; therefore, certain assumptions must be made in order to record cost of sales and the related change in inventory for the period of time from each store’s most recent physical count to the end of the period. Although, under certain circumstances, actual results could prove to be materially different from the estimates used, Hancock has consistently used the same methodology throughout its existence with dependable results, and management believes that it provides an inventory valuation which results in carrying inventory at the lower of cost or market.

Worker’s compensation, general liability and employee medical insurance programs are largely self-insured. It is the Company’s policy to record its self-insurance liabilities using estimates of claims incurred but not yet reported or paid, based on historical trends and other relevant factors. Actual results can vary from estimates for many reasons including, among others, future inflation rates, claims settlement patterns, litigation trends and legal interpretations.

Store closing reserves are based on estimates of net lease obligations and other store closing costs, including assumptions about anticipated future subleases of properties. If real estate leasing markets change, the reserves will have to be adjusted.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has arrangements with two banks that provide for up to $10 million in letters of credit. At August 4, 2002, Hancock had commitments under these arrangements of $3,520,000 to guarantee payment of potential workers’ compensation claims and $4,696,000 on issued letters of credit, which support purchase orders for merchandise to be imported. Also, Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2022.

The Company has no standby repurchase obligations or guarantees of other entities’ debt.

EFFECTS OF INFLATION

The impact of inflation on labor and occupancy costs can significantly affect Hancock’s operations. Many of Hancock’s employees are paid hourly rates related to Federal and State minimum wage requirements; accordingly, any increases will affect Hancock. In addition, payroll taxes, employee benefits and other employee costs continue to increase. Health insurance costs, in particular, continue to rise at an unsettling rate in the United States each year, and higher employer contributions to the Company’s pension plan have been necessary recently in light of weaker investment returns. Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase. Property and casualty insurance premiums are now increasing substantially after several years of soft pricing in the insurance industry. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. In 2001, an increase in the producer price indices (PPI) resulted in a LIFO charge. A decrease in the PPI resulted in a LIFO credit in 2002.

SEASONALITY

Hancock’s business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2002	2001	2002	2001

Reported Net Income	$1,535	$590	$5,276	$3,078
Add Back: Goodwill Amortization (net of tax)	—	60	—	120

Adjusted Net Income	$1,535	$650	$5,276	$3,198

Basic Earnings Per Share:
Reported Net Income	$0.09	$0.04	$0.30	$0.19
Goodwill Amortization	—	—	—	0.01

Adjusted Net Income	$0.09	$0.04	$0.30	$0.20

Diluted Earnings Per Share:
Reported Net Income	$0.08	$0.03	$0.28	$0.18
Goodwill Amortization	—	—	—	0.01

Adjusted Net Income	$0.08	$0.03	$0.28	$0.19

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of, but retains the fundamental provision of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The Statement requires that whenever events or changes in circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the asset should be tested for recoverability. The Statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The Company adopted SFAS No. 144 on February 4, 2002 and it did not have a material effect on its financial statements upon adoption.

Pronouncements Not Yet Adopted

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. FAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation (“ARO”), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this Statement will have a material impact on its financial statements.

In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002. This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, and it eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not believe that adoption of this Statement will have a material impact on its financial statements.

In July 2002, the FASB issued SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe adoption of the provisions of this Statement will have a material impact on its financial statements.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, financial items and results, plans for future expansion, store closures and other business development activities, capital spending or financing sources, capital structure and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, stability of interest rates during periods of borrowings and the effects of regulation, general economic trends (including inflation), changes in consumer demand or purchase patterns, delays or interruptions in the flow of merchandise between the Company’s suppliers and/or its distribution center and its stores, disruption in the Company’s data processing services, and competitive changes, including, but not limited to, liquidations of inventory in Hancock’s markets in connection with a competitor’s store closings or mass liquidations of old inventory.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

The Company does not hold derivative financial or commodity instruments at August 4, 2002. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company’s results. All of the Company’s business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

PART II. OTHER INFORMATION:

Item 6: Exhibits and Reports on Form 8-K

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
Bruce D. Smith Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

September 18, 2002

Certification of Chief Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Larry G. Kirk, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hancock Fabrics, Inc. (“Hancock”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Hancock Fabrics, Inc. as of, and for, the periods presented in this quarterly report.

Date: September 18, 2002	/s/	Larry G. Kirk Chairman of the Board and Chief Executive Officer

Certification of Chief Executive Officer
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Hancock Fabrics, Inc., I, Larry G. Kirk, Chief Executive Officer of Hancock Fabrics, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Hancock Fabrics, Inc.

Date: September 18, 2002	/s/	Larry G. Kirk Chairman of the Board and Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Bruce D. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hancock Fabrics, Inc. (“Hancock”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Hancock Fabrics, Inc. as of, and for, the periods presented in this quarterly report.

Date: September 18, 2002	/s/	Bruce D. Smith Senior Vice President and Chief Financial Officer

Certification of Chief Financial Officer
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Hancock Fabrics, Inc. I, Bruce D. Smith, Chief Financial Officer of Hancock Fabrics, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Hancock Fabrics, Inc.

Date: September 18, 2002	/s/	Bruce D. Smith Senior Vice President and Chief Financial Officer