Form 10-Q
period 2002-11-03
HANCOCK FABRICS INC
filed 2002-12-17
CIK 812906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

          [X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended November 3, 2002
                                                ----------------
                                       OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of November 3, 2002, the registrant had outstanding an aggregate of 18,938,311 shares of common stock, $.01 par value.

INDEX

Part I.  Financial Information:
                                                                    Page Numbers
  Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheet as of November 3, 2002
     and February 3, 2002                                                 3

    Consolidated Statement of Income for the Thirteen Weeks
     and Thirty-nine Weeks Ended November 3, 2002 and
     October 28, 2001                                                     4

    Consolidated Statement of Shareholders' Equity for the
     Thirty-nine Weeks Ended November 3, 2002                             5

    Consolidated Statement of Cash Flows for the Thirty-nine Weeks
     Ended November 3, 2002 and October 28, 2001                          6

    Notes to Consolidated Financial Statements                          7 - 9

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                 10 - 14

  Item 3.  Quantitative and Qualitative Disclosures about
   Market Risks                                                        14 - 15

  Item 4.  Controls and Procedures                                       15

Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K                              15


Signature                                                                15

Certifications

  Certification of Chief Executive Officer Pursuant to
   Section 302 of the Sarbanes-Oxley Act of 2002                         16

  Certification of Chief Financial Officer Pursuant to
   Section 302 of the Sarbanes-Oxley Act of 2002                         17

  Certification of Chief Executive Officer Pursuant to
   Section 906 of the Sarbanes-Oxley Act of 2002                         18

  Certification of Chief Financial Officer Pursuant to
   Section 906 of the Sarbanes-Oxley Act of 2002                         18


PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEET
(unaudited)

-----------------------------------------------------------------------------------------------------

(in thousands, except for                                            November 3,      February 3,
  share and per share amounts)                                           2002             2002

-----------------------------------------------------------------------------------------------------

Assets
Current assets:
    Cash and cash equivalents                                              $4,581           $6,914
    Receivables, less allowance for doubtful accounts                       1,466            1,339
    Inventories                                                           149,409          135,672
    Prepaid expenses                                                        2,371            1,317
-----------------------------------------------------------------------------------------------------
    Total current assets                                                  157,827          145,242

Property and equipment, at depreciated cost                                40,572           30,607
Deferred tax assets                                                         7,654            7,654
Pension payment in excess of required contribution                          4,404            3,424
Goodwill, net of accumulated amortization                                   4,671            4,671
Other assets                                                                3,489            3,951
-----------------------------------------------------------------------------------------------------

    Total assets                                                         $218,617         $195,549
=====================================================================================================


Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                      $43,231          $40,147
    Accrued liabilities                                                    17,126           18,395
    Deferred tax liabilities                                                2,969            2,969
    Income taxes                                                            4,353            4,363
-----------------------------------------------------------------------------------------------------
    Total current liabilities                                              67,679           65,874

Long-term debt obligations                                                  7,000
Postretirement benefits other than pensions                                21,904           21,871
Reserve for store closings                                                  1,462            2,056
Other liabilities                                                           4,691            5,145
-----------------------------------------------------------------------------------------------------
    Total liabilities                                                     102,736           94,946
-----------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
   31,369,389 and 30,246,101 issued and outstanding, respectively             314              302
  Additional paid-in capital                                               62,409           47,487
  Retained earnings                                                       202,269          195,738
  Treasury stock, at cost, 12,431,078 and 12,010,594
   shares held, respectively                                             (142,531)        (136,311)
  Deferred compensation on restricted stock
   incentive plan                                                          (6,580)          (6,613)
-----------------------------------------------------------------------------------------------------
    Total shareholders' equity                                            115,881          100,603
-----------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                           $218,617         $195,549
=====================================================================================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF INCOME
(unaudited)
---------------------------------------------------------------------------------------------------
(in thousands, except
  per share amounts)                       Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                       -----------------------------  -----------------------------
                                       November 3,     October 28,    November 3,     October 28,
                                            2002           2001            2002           2001
---------------------------------------------------------------------------------------------------

Sales                                      $112,933        $103,753       $309,663        $288,184
Cost of goods sold                           55,643          51,679        152,287         143,968
---------------------------------------------------------------------------------------------------

  Gross profit                               57,290          52,074        157,376         144,216
---------------------------------------------------------------------------------------------------

Expenses (income)

  Selling, general and administrative        46,678          44,512        135,701         128,348
  Depreciation and amortization               1,373           1,383          4,048           4,108
  Interest expense                              148             354            302           1,168
  Interest income                               (23)            (29)           (73)            (94)
---------------------------------------------------------------------------------------------------
  Total operating and interest expenses      48,176          46,220        139,978         133,530
---------------------------------------------------------------------------------------------------

Earnings before taxes                         9,114           5,854         17,398          10,686
Income taxes                                  3,308           2,126          6,316           3,880
---------------------------------------------------------------------------------------------------

Net earnings and comprehensive income        $5,806          $3,728        $11,082          $6,806
===================================================================================================

Earnings per share
                Basic                         $0.33           $0.22          $0.62           $0.41
                Diluted                       $0.31           $0.22          $0.59           $0.40

===================================================================================================

Weighted average shares outstanding
                Basic                        17,843          16,891         17,826          16,676
                Diluted                      18,773          17,298         18,877          16,951

===================================================================================================

Dividends per share                           $0.08           $0.04          $0.24           $0.12
===================================================================================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

--------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for                                 Additional                                                  Total
  number of shares)                       Common Stock     Paid-in  Retained       Treasury Stock      Deferred     Shareholders'
                                   -----------------------                    -----------------------
                                     Shares       Amount   Capital  Earnings     Shares     Amount   Compensation     Equity
--------------------------------------------------------------------------------------------------------------------------------
Thrity-nine weeks ended November 3, 2002

--------------------------------------------------------------------------------------------------------------------------------

Balance February 3, 2002            30,246,101       $302   $47,487  $195,738  (12,010,594)($136,311)      ($6,613)    $100,603
Net earnings                                                           11,082                                            11,082
Cash dividend - $.08 per
 share on a quarterly basis                                            (4,551)                                           (4,551)
Issuance of restricted stock            97,600          1     1,764                                         (1,765)
Cancellation of restricted stock       (16,400)                (134)                                           134
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                 338                                          1,664        2,002
Purchase of treasury stock                                                        (420,484)   (6,220)                    (6,220)
Issurance of shares as compensation
  for professional services              1,036                   17                                                          17
Issuance of shares under directors'
  stock plan                             7,977                  134                                                         134
Exercise of stock options            1,033,075         11    12,803                                                      12,814

--------------------------------------------------------------------------------------------------------------------------------

Balance November 3, 2002            31,369,389       $314   $62,409  $202,269  (12,431,078)($142,531)      ($6,580)    $115,881
================================================================================================================================



See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

-------------------------------------------------------------------------------------
(in thousands)
                                                           Thirty-nine Weeks Ended
                                                         ----------------------------
                                                            November 3,   October 28,
                                                               2002           2001
-------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net earnings                                                $11,082         $6,806
  Adjustments to reconcile net earnings to cash
   provided by (used in) operating activities
    Depreciation and amortization                               4,048          4,108
    LIFO                                                       (1,000)           300
    Deferred income taxes                                                        943
    Amortization of deferred compensation on
     restricted stock incentive plan                            1,664          1,495
    Interest expense on closed store accrual                      123            153
    Gain on the disposition of real property                      691
    (Increase) decrease in assets
      Receivables and prepaid expenses                         (1,181)          (847)
      Inventory at current cost                               (12,737)        (2,734)
      Pension payment in excess of required contribution         (980)          (564)
      Other noncurrent assets                                     462             70
    Increase (decrease) in liabilities
      Accounts payable                                          3,084          2,488
      Accrued liabilities                                      (1,269)
      Current income tax obligations                              328         (4,067)
      Postretirement benefits other than pensions                  33            452
      Payments against closed store accrual                      (717)        (1,161)
      Issuance of shares as compensation for professional services 17              3
      Other liabilities                                          (454)          (454)

-------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities        3,194          6,898

-------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                         (15,697)        (6,994)
  Proceeds from the disposition of real property                  993

-------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities      (14,704)        (6,994)

-------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving
    credit agreement                                            7,000          1,000
  Purchase of treasury stock                                   (6,220)          (721)
  Issuance of shares under directors' stock plan                  134            126
  Exercise of stock options                                    12,814          2,591
  Cash dividends paid                                          (4,551)        (2,113)

-------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities        9,177            883

-------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               (2,333)           787

Cash and cash equivalents:
  Beginning of period                                           6,914          3,891
-------------------------------------------------------------------------------------

  End of period                                                $4,581         $4,678
=====================================================================================

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                     $136           $887
    Income taxes                                               $3,497         $7,450
=====================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hancock Fabrics, Inc. ("Hancock" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring entries), which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 3, 2002 incorporated into the Company's Annual Report on Form 10-K.

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

COMPUTATION OF EARNINGS PER SHARE
(unaudited)

-----------------------------------------------------------------------------------------------------------------
(in thousands, except for share and                              Thirteen Weeks Ended    Thirty-nine Weeks Ended
                                                                -------------------------------------------------
  per share amounts)                                            November 3,  October 28,  November 3,  October 28,
                                                                   2002         2001         2002         2001
-----------------------------------------------------------------------------------------------------------------

Basic earnings per share:

  Net earnings                                                      $5,806       $3,728     $11,082       $6,806
                                                                ===========  =========== ===========  ===========

  Weighted average number of common shares outstanding
   during period                                                17,842,533   16,891,489  17,826,394   16,676,279
                                                                ===========  =========== ===========  ===========

Basic earnings per share                                             $0.33        $0.22       $0.62        $0.41
                                                                ===========  =========== ===========  ===========

Diluted earnings per share:

  Net earnings                                                      $5,806       $3,728     $11,082       $6,806
                                                                ===========  =========== ===========  ===========

  Weighted average number of common shares outstanding
   during period                                                17,842,533   16,891,489  17,826,394   16,676,279

   Common stock equivalents                                        516,155      306,145     639,166      275,004

   Contingently issuable shares                                    414,347      100,052     411,220            0
                                                                -----------  ----------- -----------  -----------

                                                                18,773,035   17,297,686  18,876,780   16,951,283
                                                                ===========  =========== ===========  ===========

Diluted earnings per share                                           $0.31        $0.22       $0.59        $0.40
                                                                ===========  =========== ===========  ===========

Weighted average common stock equivalents not included in EPS
  because the effect would be anti-dilutive                        449,964            0     237,965       98,335
                                                                ===========  =========== ===========  ===========

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

At November 3, 2002, the total reserve balance included in current and noncurrent liabilities was $2,290,000 which represents the present value of the future net lease obligations required for the locations which have been closed. The 2002 activity in the reserve is as follows (in thousands):

                                       Imputed   Payments on
                    February 3, 2002   Interest    Reserve     November 3, 2002
                    ----------------   -------   -----------   -----------------
Lease Obligations        $2,884           123        (717)        $2,290
                    ================   ========  ============  =================


NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets ceases upon adoption of this Statement. The Company implemented SFAS No. 142 on February 4, 2002. Therefore, annual goodwill amortization expense of $383,000 will not recur; however, if the value of such goodwill is deemed impaired, a charge to earnings will be recorded for the impairment. An impairment test was performed, and no impairment was noted as of the date of implementation.


                                            Thirteen Weeks Ended    Thirty-nine Weeks Ended
                                          ------------------------- -------------------------
                                          November 3,  October 28,  November 3,  October 28,
                                             2002         2001         2002         2001
                                          ---------------------------------------------------

Reported Net Income                         $5,806       $3,728       $11,082       $6,806
     Add Back:  Goodwill Amortization
       (net of tax)                              -           60             -          180
                                          ---------------------------------------------------
Adjusted Net Income                         $5,806       $3,788       $11,082       $6,986
                                          ===================================================

Basic Earnings Per Share:
   Reported Net Income                       $0.33        $0.22         $0.62        $0.41
   Goodwill Amortization                         -         0.00             -         0.01
                                          ------------------------------------- -------------
Adjusted Basic Earnings Per Share            $0.33        $0.22         $0.62        $0.42
                                          ========================= =========================

Diluted Earnings Per Share:
   Reported Net Income                       $0.31        $0.22         $0.59        $0.40
   Goodwill Amortization                         -         0.00             -         0.01
                                          ------------------------- -------------------------
Adjusted Diluted Earnings Per Share          $0.31        $0.22         $0.59        $0.41


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

Pronouncements Not Yet Adopted

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this Statement will have a material impact on its financial statements.

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

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe adoption of the provisions of this Statement will have a material impact on its financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to its store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 7 stores and closed 10 stores during the thirteen weeks ended November 3, 2002, resulting in a total of 433 stores at quarter end.

On May 7, 2002, Hancock announced the acquisition of a 473,000 square foot warehouse/distribution facility on 64 acres north of the Tupelo headquarters for $7.7 million. Initially, this facility will be utilized to stock, allocate and distribute merchandise groups that require special handling, such as foam/batting, seasonal products and home accents, as well as a growing cross-docking operation.

During the thirty-nine weeks ended November 3, 2002, net earnings of $11.1 million, together with $12.8 million provided through the exercise of stock options and $7 million in borrowings, were used to fund $14.0 million in additions to property and equipment, a $12.7 million seasonal build-up of inventory, treasury stock purchases totaling $6.2 million and cash dividends of $4.6 million. At November 3, 2002, the Company had $7 million in debt, or 6% of total capitalization, compared to $17 million, or 16% of total capitalization at October 28, 2001.


RESULTS OF OPERATIONS

Thirteen weeks ended November 3, 2002 compared with thirteen weeks ended October 28, 2001

Net earnings were $5.8 million, or $.31 per diluted share, compared with $3.7 million, or $.22 per diluted share, in the same period of the prior year. Increased sales, a higher gross margin and lower expenses as a percentage of sales contributed to the earnings improvement.

Sales increased to $112.9 million from $103.8 million in last year's third quarter, as the result of an increase of 6.3% in comparable store sales. Sales benefited from the continued repositioning of our store base and the remerchandising of our product mix, which has led to higher sales in the home decorating segment of our business. The store repositioning strategy has consisted of closing smaller, low potential stores that were often located too closely together, while opening or acquiring larger stores spaced farther apart to better support an expanded product offering within our core merchandise competency. Gross margins increased to 50.7% from 50.2% last year due to a LIFO credit resulting from product cost deflation.

In the third quarter of 2002, total selling, general and administrative expenses as a percentage of sales declined to 41.3% from 42.9% in the third quarter of 2001 due to improved labor controls in stores, expense leverage from comparable store sales increases and a gain of $691 thousand (pretax) on the sale of real estate. Such improvements were partially offset by higher pension costs resulting from the three-year weakness in investment returns and rising health medical insurance expense.

Interest expense decreased due to a reduced level of outstanding debt and lower interest rates throughout the quarter.

Thirty-nine weeks ended November 3, 2002 compared with thirty-nine weeks ended October 28, 2001

Net earnings were $11.1 million, or $.59 per diluted share, compared with $6.8 million, or $.40 per diluted share, in the same period of the prior year. Increased sales, a higher gross margin and lower expenses as a percentage of sales contributed to the earnings improvement.

Sales increased to $309.7 million from $288.2 million in 2001's first three quarters as the result of an increase of 6.9% in comparable store sales. Sales benefited from the continued repositioning of our store base and the remerchandising of our product mix, which has led to higher sales in the home decorating segment of our business. The store repositioning strategy has consisted of closing smaller, low potential stores that were often located too closely together, while opening or acquiring larger stores spaced farther apart to better support an expanded product offering within our core merchandise competency. Gross margins increased to 50.8% from 50.0% last year due to a LIFO credit resulting from product cost deflation, additions to the merchandise mix of higher-margin home decorating products and a more effective marketing/advertising program.

In the first three quarters of 2002, total selling, general and administrative expenses as a percentage of sales decreased to 43.8% from 44.5% in the same period of 2001 due to leverage from comparable store sales increases and a gain of $691 thousand (pretax) on the sale of real estate in the third quarter. Such improvements were partially offset by higher pension costs resulting from the three-year weakness in investment returns and rising employee health insurance.

Interest expense decreased due to a reduced level of outstanding debt and lower interest rates throughout the thirty-nine weeks of 2002.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates and assumptions, are presented in the Notes to Consolidated Financial Statements incorporated into the Company's Annual Report on Form 10-K. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments, which will affect the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. The Company believes that estimates related to the following areas involve a higher degree of judgment and/or complexity:

     Inventories are valued at the lower of cost or market; cost is determined by the LIFO method. As with other retailers, it is not practical to perform physical inventory counts for all stores on the last day of a period; therefore, certain assumptions must be made in order to record cost of sales and the related change in inventory for the period of time from each store's most recent physical count to the end of the period. Although, under certain circumstances, actual results could prove to be materially different from the estimates used, Hancock has consistently used the same methodology throughout its existence with dependable results, and management believes that it results in inventory valued at the lower of cost or market.

     Worker's compensation, general liability and employee health insurance programs are largely self-insured. It is the Company's policy to record its self-insurance liabilities using estimates of claims incurred but not yet reported or paid, based on historical trends and other relevant factors. Actual results can vary from estimates for many reasons including, among others, future inflation rates, claims settlement patterns, litigation trends and legal interpretations.

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


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has arrangements with two banks that provide for up to $10 million in letters of credit. At November 3, 2002, Hancock had commitments under these arrangements of $3,520,000 to guarantee payment of potential workers' compensation claims and $2,441,000 on issued letters of credit, which support purchase orders for merchandise to be imported. Also, Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2022.

The Company has no standby repurchase obligations or guarantees of other entities' debt.


EFFECTS OF INFLATION

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to Federal and State minimum wage requirements; accordingly, any increases will affect the Company. In addition, payroll taxes, employee benefits and other employee costs continue to increase. Health insurance costs, in particular, continue to rise at an unsettling rate in the United States each year, and higher employer contributions to the Company's pension plan have been necessary recently in light of weaker investment returns. Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase. Property and casualty insurance premiums are now increasing substantially after several years of soft pricing in the insurance industry. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. A decrease in the PPI resulted in a LIFO credit in 2002. In 2001, an increase in the producer price indices (PPI) resulted in a LIFO charge.


SEASONALITY

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets ceases upon adoption of this statement. The Company implemented SFAS No. 142 on February 4, 2002. Therefore, annual goodwill amortization expense of $383,000 will not recur; however, if the value of such goodwill is deemed impaired, a charge to earnings will be recorded for the impairment. An impairment test was performed, and no impairment was noted as of November 3, 2002.


                                          Thirteen Weeks Ended    Thirty-nine Weeks Ended
                                        ------------------------- ------------------------
                                        November 3,  October 28,  November 3,  October 28,
                                           2002         2001         2002         2001
                                        --------------------------------------------------
Reported Net Income                       $5,806       $3,728       $11,082      $6,806
   Add Back:  Goodwill Amortization
   (net of tax)                                -           60             -         180
                                        ------------------------- ------------------------
Adjusted Net Income                       $5,806       $3,788       $11,082      $6,986
                                        ==================================================

Basic Earnings Per Share:
   Reported Net Income                     $0.33        $0.22         $0.62       $0.41
   Goodwill Amortization                       -         0.00             -        0.01
                                        ------------------------------------- ------------
Adjusted Basic Earnings Per Share          $0.33        $0.22         $0.62       $0.42
                                        ==================================================

Diluted Earnings Per Share:
   Reported Net Income                     $0.31        $0.22         $0.59       $0.40
   Goodwill Amortization                       -         0.00             -        0.01
                                        ------------------------- ------------------------
Adjusted Diluted Earnings Per Share        $0.31        $0.22         $0.59       $0.41


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

Pronouncements Not Yet Adopted

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. FAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its financial statements.

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

In July 2002, the FASB issued SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe adoption of the provisions of this statement will have a material impact on its financial statements.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, financial items and results, plans for future expansion, store closures and other business development activities, capital spending or financing sources, capital structure and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, stability of interest rates during periods of borrowings and the effects of regulation, general economic trends, changes in consumer demand or purchase patterns, delays or interruptions in the flow of merchandise between the Company's suppliers and/or its distribution center and its stores, disruption in the Company's data processing services, and competitive changes, including, but not limited to, liquidations of inventory in Hancock's markets in connection with a competitor's store closings or mass liquidations of old inventory.

Item 3:  Quantitative and Qualitative Disclosures about Market Risks

The Company does not hold derivative financial or commodity instruments at November 3, 2002. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's results. All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and none is expected in the foreseeable future.

Item 4.    Controls and Procedures

       (a) Evaluation of Disclosure Controls and Procedures. Hancock's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Hancock's disclosure controls and procedures are effective to ensure that material information relating to the Company and it's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

       (b) Changes in Internal Controls. There have not been any significant changes in Hancock's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II.  OTHER INFORMATION:

Item 6:  Exhibits and Reports on Form 8-K

  (b) Reports on Form 8-K

         None


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HANCOCK FABRICS, INC.
                                                (Registrant)

                                            By:/s/ Bruce D. Smith
                                               ------------------
                                               Bruce D. Smith

                                               Senior Vice President and
                                                Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)

December 17, 2002

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Larry G. Kirk, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hancock Fabrics, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     December 17, 2002



/s/ Larry G Kirk
-------------------------------------------------
Larry G. Kirk
Chairman of the Board and Chief Executive Officer

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Bruce D. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hancock Fabrics, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     December 17, 2002



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


Date:  December 17, 2002                       /s/ Larry G. Kirk
                                               ---------------------------
                                               Larry G. Kirk
                                               Chairman of the Board
                                               and Chief Executive Officer




                    Certification of Chief Financial Officer
                         Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Hancock Fabrics, Inc. I, Bruce D. Smith, Chief Financial Officer of Hancock Fabrics, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
          (2)The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Hancock Fabrics, Inc.


Date: December 17, 2002                        /s/ Bruce D. Smith
                                               -------------------------------
                                               Bruce D. Smith
                                               Senior Vice President and Chief
                                               Financial Officer