Form 10-K
period 2003-02-02
HANCOCK FABRICS INC
filed 2003-04-28
CIK 812906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

           [X ] Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended February 2, 2003
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No

The aggregate market value of Hancock Fabrics, Inc. $.01 par value stock held by non-affiliates as of August 2, 2002 was $263,957,710. As of April 15, 2003, there were 18,489,492 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report
 to shareholders                                         Parts I, II and IV
Portions of the Proxy Statement
 for the 2003 Annual Meeting of shareholders                   Part III

                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART 1                                                                      Page

Item 1.  Business..........................................................  4
Item 2.   Properties.......................................................  6
Item 3.   Legal Proceedings................................................  6
Item 4.   Submission of Matters to a Vote of Security Holders..............  6

PART II

Item 5.    Market for the Registrant's Common Stock and Related
              Stockholder Matters..........................................  6
Item 6.    Selected Financial Data.........................................  7
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  7
Item 7a.   Quantitative and Qualitative Disclosure about Market Risk.......  7
Item 8.     Financial Statements and Supplementary Data....................  7
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................  7

PART III

Item 10.  Directors and Executive Officers of the Registrant...............  8
Item 11.  Executive Compensation...........................................  8
Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholders Matters...............................  9
Item 13.  Certain Relationships and Related Transactions...................  9
Item 14.  Controls and Procedures..........................................  9


PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 10

Signatures................................................................. 13

Certification of Chief Executive Officer................................... 14

Certification of Chief Financial Officer .................................. 15

                                     PART 1

Item 1.  BUSINESS

Hancock Fabrics, Inc. ("Hancock" or the "Company," which may be referred to as we, us or our) was incorporated in 1987 as a successor to the retail and wholesale fabric business of Hancock Textile Co., Inc., a Mississippi corporation and a wholly owned subsidiary of Lucky Stores, Inc., a Delaware Corporation ("Lucky").

Founded in 1957, we operated as a private company until 1972 when we were acquired by Lucky. We became a publicly owned company as a result of the distribution of shares of common stock to the shareholders of Lucky on May 4, 1987.

The Company is engaged in the retail and wholesale fabric business, selling fabrics and related accessories to the sewing and home decorating markets and at wholesale to independent retailers. We are one of the largest fabric retailers in the United States. At February 2, 2003, we operated 430 stores in 42 states. As a wholesaler of fabrics and related items, we sell to independent retail fabric stores through our wholesale distribution facility in Tupelo, Mississippi.

Operations

Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics and home accent pieces), notions (which include sewing aids and accessories such as zippers, buttons, threads and ornamentation), sewing machines, patterns, quilting materials and supplies and related items. Each of our retail stores maintains an inventory that includes cotton, woolen and synthetic staple fabrics such as broadcloth, poplin, gabardine, unbleached muslin and corduroy, as well as seasonal and current fashion fabrics.

Our stores are primarily located in strip shopping centers. During 2002, we opened 27 stores and closed 36.

As a wholesaler, we sell to independent retailers in markets in which the Company has elected not to open our own stores. These wholesale customers accounted for approximately 1% of our total sales for the fiscal year ended February 2, 2003.

Marketing

We principally serve the sewing and home decorating markets, which largely consist of women who make clothing for their families and decorations for their homes or who hire professional seamstresses to sew for them. Quilters and hobbyists also compromise a portion of the base of customers, as do consumers of bridal, party, prom and special occasion merchandise.

We offer our customers a wide selection of products at prices that we believe are generally lower than the prices charged by our competitors. In addition to staple fabrics and notions for clothing and home decoration, we provide a variety of seasonal and current fashion apparel merchandise.

We use promotional advertising, primarily through direct mail, newspapers and television, to reach target customers. We mail fourteen to seventeen direct mail promotions each year to approximately 1.2 million households. We also publish three in-house magazines to our customer list that contain sewing instructions and fashion, home decorating and holiday craft ideas. We advertise on cable and networks nationally for corporate image and promotions.

Distribution and Supply

Our retail stores and wholesale customers are served by our 550,000 square foot warehouse, distribution and headquarters facility in Tupelo, Mississippi. In the first quarter of 2002, Hancock announced the acquisition of a 473,000 square foot warehouse/distribution facility on 64 acres north of the Tupelo headquarters in Baldwyn, Mississippi. The Tupelo warehouse, distribution and headquarters operations will move to the Baldwyn facility over the next twelve months, after which the Tupelo facility and property will be sold.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise from our warehouse and vendors to our retail stores and wholesale customers.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 5% of our merchandise from any one supplier during the fiscal year ended February 2, 2003. We have experienced no difficulty in maintaining satisfactory sources of supply.

Competition

We are among the largest fabric retailers in the United States. We principally compete with one national fabric/craft store chain, a few small fabric chains and numerous independent fabric stores on the basis of price, selection, quality, service and location.

Our competition has changed significantly in recent years due to rapid expansion that began in the fabric industry in the late 1980's, which ultimately led to financial difficulties for many of our competitors and to significant industry contraction and consolidation.

Seasonality

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

Employees

At February 2, 2003, we employed approximately 6,500 people on a full-time and part-time basis. Approximately 6,200 work in our retail stores. The remainder work in the Tupelo warehouse, distribution and headquarters facility.

Government Regulation

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of our employees are paid at rates related to Federal and state minimum wages and, accordingly, any increase in the minimum wage would affect our labor cost.

Available Information

The Company's Internet address is www.hancockfabrics.com. Our reports, made pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website as soon as practical after their filing with the Securities and Exchange Commission. We provide copies of such filings free of charge upon request.

Item 2.  PROPERTIES

The Company's 430 retail stores average approximately 13,400 square feet and are located principally in strip shopping centers.

With the exception of 5 owned locations, our retail stores are leased. The original lease terms generally range from 10 to 20 years and most leases contain one or more renewal options, usually of five years in length. At February 2, 2003, the remaining terms of leases for stores in operation including renewal options averaged approximately 12 years. During 2003, 58 store leases will expire. We are currently negotiating renewals on certain of these leases.

The 550,000 square foot warehouse, distribution and headquarters facility in Tupelo, Mississippi is owned by the Company and is not subject to any mortgage or similar encumbrances. This facility is located on approximately 59 acres of land.

The recently acquired 473,000 square foot warehouse/distribution facility in Baldwyn, Mississippi is located on 64 acres. The Baldwyn facility is owned by the Company and is not subject to any mortgage or similar encumbrances.

Reference is made to the information contained in Note 7 to the Consolidated Financial Statements included in the accompanying 2002 Annual Report to Shareholders for information concerning our long-term obligations under leases.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON SHARE AND RELATED
              STOCKHOLDER MATTERS

The Company's common stock and the associated common stock purchase rights are listed on the New York Stock Exchange and trade under the symbol HKF. Additional information required by this item is incorporated by reference from the table "Quarterly Financial Data" on page 23 and the table "Market Information" on page 25 of the 2002 Annual Report to Shareholders.

Item 6.  SELECTED FINANCIAL DATA

Historical financial information is incorporated by reference from the table "Five-Year Summary of Significant Financial Information" on page 23 of the 2002 Annual Report to Shareholders.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is incorporated by reference from pages 8 to 11 of the 2002 Annual Report to Shareholders.

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk

The Company does not hold derivative financial or commodity instruments at February 2, 2003.

Interest Rate Risk

The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's results. As of February 2, 2003, we did not have any borrowings outstanding under this agreement.

Foreign Currency Risk

All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company, and none is expected in the foreseeable future. As of February 2, 2003 we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the "Report of Independent Accountants" found on page 22 and from the Consolidated Financial Statements on pages 12-22 of the 2002 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRCTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Directors of the Company is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2003 Annual Meeting of Shareholders.

                                           Office Presently Held and Business
Name                            Age       Experience During the Last Five Years
----                            ---       -------------------------------------
Larry G. Kirk                    56       Chairman of the Board from June 1997
                                          and Chief Executive Officer from June
                                          1996. Director from 1990.

Jack W. Busby, Jr.               60       President, Chief Operating Officer
                                          and Director from June 1997.

James A. Austin                  49       Executive Vice President from June
                                          2001. Prior to June 2001, Division
                                          Merchandise Manager-Linens, Domestics
                                          And Window Fashions for Wards.

Bruce D. Smith                   44       Senior Vice President, Chief Financial
                                          Officer and Treasurer from March 1997.

The term of each of the officers expires June 12, 2003.

There are no family relationships among the executive officers.

There are no arrangements or understandings pursuant to which any person was selected as an officer.

Section 16(a)   Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations of the Company's directors and executive officers, no director, officer or beneficial owner of more than ten percent of the company's common stock failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11.  EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference from the discussion under the heading "Compensation of Executive Officers and Directors" in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the table on pages 2-3 of the Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days of the end of the fiscal year.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.  CONTROLS AND PROCEDURES

     (a) Hancock's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a - 14(c) and 15d - 14(c) promulgated under the Securities Exchange Act of 1934, as amended ("the Exchange Act") a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, Hancock's disclosure controls and procedures were adequate and designed to ensure that material information relating to Hancock and its consolidated subsidiaries would be made known to them by others within those entities. There were no significant changes in Hancock's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

     (b) Hancock has formed a Disclosure Committee ("Committee") as part of its governance under the Sarbanes-Oxley Act of 2002. The Committee is comprised of financial and operating personnel.


     The purpose of the Committee is to assure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported to senior management of Hancock as appropriate to allow timely decisions regarding required disclosure. The Committee will also evaluate the adequacy of Hancock's disclosure controls and procedures with respect to its periodic reports and quarterly earnings releases.

     Each quarter, the Committee shall review and evaluate the effectiveness of Hancock's procedures for recording, processing, summarizing and reporting of information required to be disclosed by Hancock in its Exchange Act filings. As part of this review and evaluation, in connection with the preparation of Hancock's financial reports, the Committee will assess the effectiveness of Hancock's internal control structure and procedures for financial reporting and submit written reports thereof.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                              Pages in the 2002
                                                              Annual Report to
                                                                Shareholders

Financial Statements

   Report of Independent Accountants.................                 22
   Consolidated Statement of Income..................                 12
   Consolidated Balance Sheet........................                 13
   Consolidated Statement of Cash Flows..............                 14
   Consolidated Statement of Shareholders' Equity....                 15
   Notes to Consolidated Financial Statements........                16-22

Consolidated Financial Statement Schedules

     All schedules omitted are not applicable or included in the consolidated financial statements.

     Supplementary data:
       Selected Quarterly Financial Data..............                23

Exhibits

       3.1  e  Certificate of Incorporation.
       3.2  f  By-Laws.
       4.1 l Amended and restated Rights Agreement with Continental Stock and Transfer Company dated March 23, 1987 and amended and restated most recently on March 4, 2001.
       4.2 d Agreement with Continental Stock and Transfer Company (as Rights Agent) dated July 16, 1992.
      10.1 i Credit Agreement with Wachovia Bank as Agent and Lenders as Signatories Hereto ("Revolving Credit Agreement") dated April 16, 1999.
      10.2 o Credit Agreement with SouthTrust Bank as Lender as Signatories Hereto ("SouthTrust Credit Agreement") dated March 26, 2002.
      10.3  o  Amendment to Revolving Credit Agreement dated March 26, 2002.
      10.4 f Form of Indemnification Agreement dated June 8, 1995 for each of Jack W. Busby, Jr., Don L. Fruge', Larry G. Kirk and Donna L. Weaver.
      10.5 f Form of Indemnification Agreement dated June 8, 1995 for each of Dean W. Abraham, Bradley A. Berg, Larry D. Fair, James A. Gilmore, David A. Lancaster, Billy M. Morgan, James A. Nolting, William D. Smothers and Carl W. Zander.
      10.6 g Form of Indemnification Agreement dated June 13, 1996 for each of Jeffie L. Gatlin, Ellen J. Kennedy, Bruce E. Rockstad and William A. Sheffield, Jr.
      10.7  g  Indemnification Agreement for Bruce D. Smith dated December 10,
               1996.
      10.8  h  Indemnification  Agreement  for Phil L. Munie  dated March 13,
               1997.
      10.9 i #Agreement (deferred compensation) with Jack W. Busby dated June 9, 1998.
      10.10 i #Agreement to Secure Certain Contingent Payments with Jack W. Busby dated June 9, 1998.

      10.11 i #Agreement  (deferred  compensation)  with  Larry G. Kirk dated
               June 9, 1998.
      10.12 i #Agreement to Secure Certain  Contingent  Payments with Larry G.
               Kirk dated June 9, 1998.
      10.13 f #Form of  Amendment,  Extension  and  Restatement  of  Severance
               Agreement for each of Jack W. Busby,  Jr. and Larry G. Kirk dated
               March 14, 1996.
      10.14 g #Amendment  of  Deferred  Compensation   Agreement,   Severance
               Agreement and Agreement to Secure Contingent  Payments with Larry
               G. Kirk dated June 13, 1996.
      10.15 g #Amendment of Deferred  Compensation  Agreement and Agreement to
               Secure Contingent Payments with Jack W. Busby, Jr. dated June 13,
               1996.
      10.16 g #Agreement  (deferred  compensation)  with Bruce D. Smith dated
               December 10, 1996.
      10.17 g #Severance  Agreement  with Bruce D. Smith dated  December  10,
               1996.
      10.18 g #Agreement to Secure Certain  Contingent  Payments with Bruce D.
               Smith dated December 10, 1996.
      10.19 e #Supplemental Retirement Plan, as amended.
      10.20 g #1996 Stock Option Plan.
      10.21 c #Extra Compensation Plan.
      10.22 j  Indemnification  Agreement  for Roger T. Knox  dated  June 21,
               1999.
      10.23 j  Indemnification  Agreement for Clayton E. Stallings dated March
               15, 2000.
      10.24 j #Form of Agreement  and Renewal of Severance  Agreement for each of Larry G. Kirk, Jack W. Busby, Jr. and Bruce D. Smith dated May
               4, 1999.
      10.25 k #2000 Stock Compensation Plan for Non-Employee Directors.
      10.26 n #2001 Stock Incentive Plan.
      10.27 n #Agreement  (deferred  compensation)  with James A. Austin dated
               June 14, 2001.
      10.28 n  Indemnification  Agreement  for James A. Austin dated June 14,
               2001.
      10.29 n #Severance Agreement with James A. Austin dated June 14, 2001.
      10.30 n #Agreement to Secure Certain  Contingent  Payments with James A.
               Austin dated June 14, 2001.
      10.31 p  Indemnification  Agreement  for John R. McCord  dated June 13,
               2002.
     10.32*    Indemnification  Agreement for David A. Eversmann  dated March
               25, 2003.
     10.33*   #Officer Incentive Compensation Plan as amended.
     10.34*   #Amended and Restated  1995  Restricted  Stock Plan and Deferred
               Stock Unit Plan.
        13*    Portions of the Hancock  Fabrics,  Inc.  2002 Annual  Report to
               Shareholders  (for  the  fiscal  year  ended  February  2,  2003)
               incorporated by reference in this filing.
        21*    Subsidiaries of the Registrant.
        23*    Consent of PricewaterhouseCoopers LLP.
      99.1*    Certification  of the Chief Executive  Officer  Pursuant to 18
               U.S.C. Section 1350.
      99.2*    Certification  of the Chief Financial  Officer  Pursuant to 18
               U.S.C. Section 1350.

          *    Filed herewith.

          Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a    Form 10-K dated April 26, 1990.
b    Form 10-K dated April 26, 1991.
c    Form 10-K dated April 27, 1992.
d    Form 10-K dated April 26, 1993.
e    Form 10-K dated April 24, 1995.

f    Form 10-K dated April 22, 1996.
g    Form 10-K dated April 22, 1997.
h    Form 10-K dated April 27, 1998.
i    Form 10-K dated April 30, 1999.
j    Form 10-K dated April 25, 2000.
k    Form S-8 dated December 27, 2000 and amended on April 26, 2001.
l    Form 8-K dated April 6, 2001.
m    Form S-8 dated September 7, 2001.
n    Form 10-Q dated September 12, 2001.
o    Form 10-K dated April 29, 2002.
p    Form 10-Q dated June 19, 2002.

     #  Denotes management contract or compensatory plan or arrangement.

          (b) Reports on Form 8-K

     The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of April 2003.


                                            HANCOCK FABRICS, INC.

                                            By:/s/Larry G. Kirk
                                               ------------------------------
                                               Larry G. Kirk
                                               Chairman of the Board, Director
                                               and Chief Executive Officer

                                            By:/s/Bruce D. Smith
                                               ------------------------------
                                               Bruce D. Smith
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)



          Signature                                       Title



/s/Jack W. Busby Jr.                President, Chief Operating Officer, Director
---------------------------
Jack W. Busby, Jr.

/s/Don L. Fruge'                    Director
---------------------------
Don L. Fruge'


/s/Roger T. Knox                    Director
---------------------------
Roger T. Knox


/s/Donna L. Weaver                  Director
---------------------------
Donna L. Weaver

                    Certification of Chief Executive Officer


I, Larry G. Kirk, certify that:

1.   I have reviewed this annual report on Form 10-K of Hancock Fabrics, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 25, 2003

/s/Larry G. Kirk
---------------------------
Larry G. Kirk
Chairman of the Board and Chief Executive Officer

                    Certification of Chief Financial Officer


I, Bruce D. Smith, certify that:

1.   I have reviewed this annual report on Form 10-K of Hancock Fabrics, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 25, 2003

/s/Bruce D. Smith
---------------------------
Bruce D. Smith
Senior Vice President and
Chief Financial Officer

                                                                   Exhibit 10.32

                            INDEMNIFICATION AGREEMENT


     This Agreement is made as of March 25, 2003, by and between Hancock Fabrics, Inc., a Delaware corporation (the "Company"), and David A. Eversmann ("Officer").


                              W I T N E S S E T H :
                              ---------------------


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

         "Excluded Claim" means any payment for Losses or Expenses in connection with any claim:

            (i) Based upon or attributable to Officer gaining in fact any personal profit or advantage to which Officer is not entitled; or

            (ii) For the return by Officer of any remuneration, for which prior approval of the shareholders of the Company was required but not obtained; or

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

         (d) All payments on account of the Company's indemnification obligations under this Agreement shall be made within thirty (30) days of Officer's written request therefore unless a Determination is made that the claims giving rise to Officer's request are Excluded Claims or otherwise not payable under this Agreement, provided that all payments on account of the Company's obligations under Paragraph 5(c) of this Agreement prior to the final disposition of any action, suit or proceeding shall be made within twenty (20) days of Officer's written request therefore and such obligation shall not be subject to any such Determination but shall be subject to Paragraph 5(e) of this Agreement.

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

                                        HANCOCK FABRICS,  INC.,
                                        a Delaware corporation


                                     By:
                                        ----------------------------
                                    Its:
                                        ----------------------------
                                                           "Company"

                                        ----------------------------
                                        David A. Eversmann
                                                           "Officer"

                                                                   Exhibit 10.33

                              HANCOCK FABRICS, INC.
                       OFFICER INCENTIVE COMPENSATION PLAN
                               SUMMARY DESCRIPTION

I. PURPOSE:

      To align compensation with business performance and the interest of shareholders, and to enable the Company to attract, motivate and retain management that can contribute to the Company's long-term success.

II. ELIGIBILITY:

      - Chief Executive Officer, President, all Executive Vice Presidents, all Senior Vice Presidents, and all Vice Presidents

      - Must be employed by the Company at the time ofpayout, except that in the event ofretirement under the Company's retirement plan, death or disability, the Management Review and Compensation Committee (MRCC) may pay all or a portion ofthe incentive compensation for the year ifthe performance goals have been met. Payouts in the event of a change in control of the Company will be made as provided for by the officers' Severance Agreements.

      - If hired or promoted to a bonus-eligible position after the beginning of a fiscal year, the individual will be eligible to receive a prorated bonus based upon the number of months served in the position.

 III. BONUS PAYOUT:

      - As shown by Exhibit A, incentive compensation as a percentage of salary increases for various levels of increases in earnings before interest and taxes, computed using the first-in, first-out method of accounting for inventories. Such earnings (FIFO EBIT) will be compared to the previous year's FIFO EBIT for the purpose of determining the percentage increase.

      - The percentages shown in Exhibit A will be used to compute each officer's incentive compensation, except that the Regional Operations Managers will have another element of performance goals to meet related to their specific areas of oversight.

      - Payments are typically made in late February or early March following fiscal year end, once the MRCC has certified that that the performance goals have been met.

      - This plan is effective for the fiscal year ending January 30, 2000, and the Company expects that the plan will continue to be a part of officer compensation; however, the Company does not guarantee that the plan will not be terminated or that the terms will not be amended in the future.

      - For the officers included in this plan, participation in compensation from the previously existing Extra Compensation Plan will be limited to that earned on increases in FIFO EBIT up to 10%. Incentive compensation for increases in FIFO EBIT equal to or higher than 10% are then covered by this plan.

                                                                       EXHIBIT A

                    RATES FOR VARIOUS LEVELS OF EBIT INCREASE
               (subject to each officer's individual performance)

                  CEO and             EVP           Senior V-P          V-P
                 President        Incentive         Incentive        Incentive
                 Incentive         Comp as           Comp as          Comp as
 Increase         Comp as           a % of            a % of           a % of
    in             a % of            Salary            Salary          Salary
FIFO EBIT         Salary        (90% of CEO)      (80% of CEO)      (60% of CEO)
--------------------------------------------------------------------------------
     10.0%       10.0%              9.0%              8.0%             6.0%
     11.0%       11.0%              9.9%              8.8%             6.6%
     12.0%       12.0%             10.8%              9.6%             7.2%
     13.0%       13.0%             11.7%             10.4%             7.8%
     14.0%       14.0%             12.6%             11.2%             8.4%
     15.0%       15.0%             13.5%             12.0%             9.0%
     16.0%       16.0%             14.4%             12.8%             9.6%
     17.0%       17.0%             15.3%             13.6%            10.2%
     18.0%       18.0%             16.2%             14.4%            10.8%
     19.0%       19.0%             17.1%             15.2%            11.4%
     20.0%       20.0%             18.0%             16.0%            12.0%
     21.0%       21.0%             18.9%             16.8%            12.6%
     22.0%       22.0%             19.8%             17.6%            13.2%
     23.0%       23.0%             20.7%             18.4%            13.8%
     24.0%       24.0%             21.6%             19.2%            14.4%
     25.0%       25.0%             22.5%             20.0%            15.0%

Up through a 25% increase in EBIT, the CEO and President incentive comp, as a percent of salary, increases 1 % for every additional 1% improvement in EBIT (.9% for EVP's; .8% for Senior V-P's; .6% for V-P's). After 25%, the incentive comp increase rate doubles (2% for the CEO and the President; 1.8% for EVP's; 1.6% for Senior V-P's and 1 .2% for V-P's).

     26.0%       27.0%             24.3%             21.6%            16.2%
     27.0%       29.0%             26.1%             23.2%            17.4%
     28.0%       31.0%             27.9%             24.8%            18.6%
     29.0%       33.0%             29.7%             26.4%            19.8%
     30.0%       35.0%             31.5%             28.0%            21.0%
     31.0%       37.0%             33.3%             29.6%            22.2%
     32.0%       39.0%             35.1%             31.2%            23.4%
     33.0%       41.0%             36.9%             32.8%            24.6%
     34.0%       43.0%             38.7%             34.4%            25.8%
     35.0%       45.0%             40.5%             36.0%            27.0%
     36.0%       47.0%             42.3%             37.6%            28.2%
     37.0%       49.0%             44.1%             39.2%            29.4%
     38.0%       51.0%             45.9%             40.8%            30.6%
     39.0%       53.0%             47.7%             42.4%            31.8%
     40.0%       55.0%             50.0%             44.0%            33.0%

                                                                   Exhibit 10.34

                               HANCOCK FABRICS, INC.
                              AMENDED AND RESTATED
                              1995 RESTRICTED STOCK
                                      AND
                              DEFERRED STOCK UNIT
                                      PLAN

                                TABLE OF CONTENTS
Article                                                                    Page
-------                                                                    ----

ARTICLE I
INTRODUCTION...................................................................1
   1.1      Name of Plan.......................................................1
   1.2      Purpose of Plan....................................................1
   1.3      "Top Hat" Pension Benefit Plan.....................................1
   1.4      Funding............................................................1
   1.5      Effective Date.....................................................2
   1.6      Administration.....................................................2
   1.7      SCOPE AND DURATION OF THE PLAN.....................................3

ARTICLE II
DEFINITIONS AND CONSTRUCTION...................................................3
   2.1      Definitions........................................................3
   2.2      Number and Gender..................................................5
   2.3      Headings...........................................................5

ARTICLE III
PARTICIPATION AND ELIGIBILITY..................................................6
   3.1      Participation......................................................6
   3.2      Commencement of Participation......................................6
   3.3      Cessation of Active Participation..................................6

ARTICLE IV
RESTRICTED STOCK...............................................................6
   4.1      Restrictions.......................................................6
   4.2      Removal of Restrictions............................................7
   4.3      Participant's Service..............................................7
   4.4      Nontransferability.................................................7
   4.5      Stock Certificates.................................................7
   4.6      Termination of Employment..........................................7
   4.7      Retirement or Death of Participant.................................8
   4.8      Adjustments........................................................8
   4.9      Approval of Shareholders...........................................8
   4.10     Effectiveness of Awards............................................8
   4.11     Listing and Registration of Shares.................................9
   4.12     Change of Control..................................................9

ARTICLE V
DEFERRALS   ...................................................................9
   5.1      Deferrals by Participants..........................................9
   5.2      Effective Date of Deferral Agreement...............................9
   5.3      Deferral Periods...................................................9

ARTICLE VI
ACCOUNTS    ..................................................................10
   6.1      Establishment of Bookkeeping Accounts.............................10
   6.2      Subaccounts.......................................................10
   6.3      Hypothetical Nature of Accounts...................................10
   6.4      Vesting...........................................................10
   6.5      Dividends.........................................................11

ARTICLE VII
PAYMENT OF ACCOUNT............................................................11
   7.1      Timing of Distribution of Benefits................................11
   7.2      Form of Payment...................................................11
   7.3      Change of Control.................................................11
   7.4      Designation of Beneficiaries......................................11
   7.5      Unclaimed Benefits................................................11

ARTICLE VIII
DETERMINATION OF BENEFITS, CLAIMS PROCEDURE AND ADMINISTRATION................12
   8.1      Claims............................................................12
   8.2      Claim Decision....................................................12

ARTICLE IX
MISCELLANEOUS.................................................................12
   9.1      Not Contract of Employment........................................12
   9.2      Non-Assignability of Benefits.....................................12
   9.3      Withholding Tax...................................................13
   9.4      Amendment and Termination.........................................13
   9.5      No Trust Created..................................................13
   9.6      Unsecured General Creditor Status of Employee.....................13
   9.7      Severability......................................................14
   9.8      Governing Laws....................................................14
   9.9      Binding Effect....................................................14
   9.10     Entire Agreement..................................................14
   9.11     Funding Upon Change In Control....................................14
                              hancock fabrics, inc.
                              amended and restated
               1995 restricted stock and deferred stock unit plan


                                  INTRODUCTION
1.1  Name of Plan.

     Hancock Fabrics, Inc. (the "Company") hereby amends the 1995 Restricted Stock Plan (the "Plan") by changing the name of the Plan to the Hancock Fabrics, Inc. Amended and Restated 1995 Restricted Stock and Deferred Stock Unit Plan.

1.2  Purpose of Plan.

     The Hancock Fabrics, Inc. 1995 Restricted Stock Plan ("Plan") is intended to provide an incentive for key employees to contribute to the growth of the Company's business by providing opportunities for their ownership of shares of the Company's common stock and to retain them in the employ of the Company or its Subsidiaries. The provisions of this Plan and all actions and transactions under and pursuant to this Plan are intended to comply with all applicable conditions of Rule l6(b)-3 promulgated under
     Section 16 of the Securities Exchange Act of 1934 ("Exchange Act") , or its successors, with respect to persons subject to such Section ("Section 16 reporting persons") . To the extent any provision of, or action or transaction pursuant to, this Plan fails to so comply, it shall be deemed null and void to the extent permitted by law and deemed advisable by the Plan administrators.

     Additional purposes of the Plan are to provide certain eligible employees of the Company the opportunity to defer elements of their compensation which might not otherwise be deferrable under the other Company plans.

1.3  "Top Hat" Pension Benefit Plan.

     The deferred stock unit portion of the Plan is an "employee pension benefit plan" within the meaning of ERISA. The plan is maintained, however, for a select group of management or highly-compensated employees and therefore, it is intended that the Plan is exempt from Parts 2, 3 and 4 of Title 1 of ERISA. The Plan is not intended to qualify under Code section 401 (k).

1.4  Funding.

     The Plan is unfunded. All benefits will be paid from the general assets of the Company.

1.5  Effective Date.

     The Plan as herein amended is effective as of the date of execution hereof.

1.6  Administration.

     The Board shall appoint a Restricted Stock and Deferred Stock Unit Committee, which shall consist of two or more members of the Board who are not eligible to receive awards under the Plan and who shall otherwise be "disinterested" as defined in the regulations promulgated under Section 16 of the Exchange Act. The Committee may be the Board's Management Review and Compensation Committee. The Committee shall be responsible for the general operation and administration of the Plan and for carrying out the provisions thereof. The Committee may delegate to others certain aspects of the management and operational responsibilities of the Plan including the employment of advisors and the delegation of ministerial duties to qualified individuals, provided that such delegation is in writing. The Committee shall have full authority in its discretion, but subject to the express provisions of the Plan: to determine the key employees to whom, and the time or times at which, Shares shall be awarded; to determine the number of Shares to be covered by each award; to determine the terms, conditions and restrictions of the respective award agreements (which need not be identical), of any legend on any certificate representing Shares awarded pursuant to the Plan, and of any other instrument or document relating to the Plan, except that each such document respecting awards to
     Section 16 reporting persons shall be written so as to comply with Section 16 of the Exchange Act; to determine whether and to what extent adjustments shall be made pursuant to the provisions of Paragraph 12; to interpret the Plan; to prescribe, amend and rescind rules and regulations relating to the Plan; and to make any other determinations, deemed necessary to or advisable for the administration of the Plan. The Committee may delegate all or any part of such authority to members of the Board who are not "disinterested" as defined in the regulations promulgated under Section 16 of the Exchange Act in the case of awards to persons who are not Section 16 reporting persons. All determinations, decisions, interpretations and other actions of the Committee and the Board shall be conclusive and binding upon all persons. No member of the Committee or of the Board shall have any liability in respect of anything done or omitted to be done by such member or any other member, except for a member's own willful misconduct or as expressly provided for by law. The Company shall indemnify, hold harmless, and defend the members of the Committee against any and all claims, losses, damages, expenses, including attorney's fees, incurred by them, and any liability, including any amounts paid in settlement with their approval, arising from their action or failure to act, except when the same is judicially determined to be attributable to their gross negligence or willful misconduct.

1.7  SCOPE AND DURATION OF THE PLAN.

     Shares may be awarded from time to time during the life of the Plan. Unless sooner terminated pursuant to Section 9.4, the Plan shall terminate on December 5, 2005 and thereafter no Shares shall be awarded under the Plan. Termination of the Plan shall have no effect on awards then outstanding. The aggregate number of Shares that may be issued or reserved for issuance pursuant to awards under the Plan (including awards to Section 16 reporting persons) shall not exceed 1,000,000 Shares (subject to adjustment as provided in the Plan) . Awards may consist, in whole or in part, of authorized but unissued Shares or Shares reacquired by the Company and not reserved for any other purpose and Shares subject to any previous awards under the Plan that are forfeited.

                                   ARTICLE II
                          DEFINITIONS AND CONSTRUCTION
2.1  Definitions.

     For purposes of the Plan, the following words and phrases shall have the respective meanings set forth below, unless their context clearly requires a different meaning:

     (a) "Account" means the bookkeeping account maintained by the Company on behalf of each Participant pursuant to Article VI. As of any Valuation Date, a Participant's benefit under the Plan shall be equal to the amount credited to his Account as of such date.

     (b) "Committee" means the Restricted Stock and Deferred Stock Unit Committee as may be established by the Board, which shall administer the Plan in accordance with Section 1.6.

     (c)  "Beneficiary"   means  the  person  or  persons   designated   by  the
          Participant in accordance with Section 7.4.

     (d)  "Board" means the Board of Directors of the Company.

     (e) "Change in Control" means a change of control of the Company of a nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K, as in effect on the effective date of the Plan, pursuant to Section 13 or 15(d) of the Exchange Act; provided that, without limitation a change of control shall be deemed to have occurred if: (i) a third person, including a "group" as defined in Section 13(d) (3) of the Exchange Act, becomes the beneficial owner, directly or indirectly, of 20% or more of the combined voting power of the Company's outstanding voting securities ordinarily having the right to vote for the election of directors of the Company; or (ii) individuals who constitute the Board as of the effective date of the Plan ("incumbent Board") cease for any reason to constitute at least two-thirds thereof, provided that any person becoming a director subsequent to the effective date of the Plan whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three-quarters of (or if less, all but one of) the directors constituting the incumbent Board (other than an election or nomination in connection with an actual or threatened election contest relating to the election of directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of the Plan, considered as though such person were a member of the incumbent Board.

     As used in this  subsection  (e), the term "person"  means natural  person,
     corporation,    partnership,   joint   venture,   trust,   government,   or
     instrumentality of a government.

     (f)  "Code" means the U.S. Internal Revenue Code of 1986, as amended.

     (g) "Company" means Hancock Fabrics, Inc., a Delaware corporation, and its successors and assigns.

     (h)  "Shares" means the common stock of the Company.

     (i) "Deferral Agreement" means the written agreement, in the form attached hereto as Attachment 1, entered into between the Company and a Participant pursuant to which the Participant elects the amount of his Deferred Stock Unit to be deferred into the Plan and the Deferral Period, and the time of payment for such amounts.

     (j) "Deferral Period" means the period of time for which a Participant elects to defer receipt of the Deferred Stock Unit Deferrals credited to such Participant's Account. Deferral Periods shall be measured on the basis of whole Plan Years, beginning with the Plan Year that commences immediately following the Plan Year for which the applicable Deferred Stock Unit Deferrals are credited to the Participant's Account

     (k)  "Deferred  Stock  Unit"  means  a  unit   representing  the  Company's
          obligation to deliver or issue to a Participant one Share in accordance with the Terms of the Plan. The Deferred Stock Unit shall be evidenced by a certificate containing such rights, restrictions and limitations as may be determined by the Committee.

     (l) "Early Retirement" means termination of employment after having attained age 55 and under circumstances entitling the participant to elect immediate payment of retirement benefits under the Hancock
          Fabrics, Inc. Consolidated Retirement Plan or any successor plan thereto ("Hancock Retirement Plan").

     (m)  "Effective Date" means the Effective Date of this Amended and Restated
          Plan: March 24, 2003.

     (n) "Employee" means a person employed by the Company or any of its subsidiaries.

     (o)  "Employment"   means   employment   by  the  Company  or  any  of  its
          subsidiaries.

     (p) "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     (q) "Normal Retirement" means termination of employment after having attained age 65 and under circumstances entitling the participant to elect immediate payment of retirement benefits under the Hancock
          Fabrics, Inc. Consolidated Retirement Plan or any successor plan thereto ("Hancock Retirement Plan")

     (r) "Participant" means an employee to whom Shares have been awarded pursuant to the Plan.

     (s) "Plan Year" means the twelve-consecutive month period commencing January 1 of each year ending on December 31.

     (t) "Retirement Date" means the date the Participant is eligible for and retires under any qualified retirement plan maintained by the Company.

     (u)  "Shares" means the Company's Common Stock.

     (v) "Subsidiary" means a corporation of which the Company owns stock having fifty percent (50%) or more of the total voting power.

     (w) "Valuation Date" means the last business day of each calendar month and each special valuation date designated by the Administrative Committee.

2.2  Number and Gender.

     Wherever appropriate herein, words used in the singular shall be considered to include the plural and words used in the plural shall be considered to include the singular. The masculine gender, where appearing in the Plan, shall be deemed to include the feminine gender.

2.3  Headings.

     The headings of Articles and Sections herein are included solely for convenience, and if there is any conflict between such headings and the text of the Plan, the text shall control.

                                  ARTICLE III
                          PARTICIPATION AND ELIGIBILITY
3.1  Participation.

     Shares may be awarded only to full-time key Employees (including officers) of the Company or any of its subsidiaries, who are responsible for, and shall be considered by the Committee to be contributing significantly to, the growth of the Company's business. A director of the Company who is not also an Employee shall not be eligible to receive an award. In determining the Employees to whom Shares shall be awarded, the number of Shares to be covered by each award, and the terms, conditions and restrictions of each award, the Committee may take into account any factors it may deem relevant in connection with accomplishing the purpose of the Plan. An award of Shares under the Plan to an employee shall not disqualify that employee for a further award or awards.

     Participants in the Plan who shall be eligible to exchange Shares pursuant to Article V shall be limited to those employees who are (a) subject to the income tax laws of the United States, (b) determined by the Company to be members of a select group of highly compensated or management Employees of the Company, and (c) selected by the Committee, in its sole discretion, as Participants. The Administrative Committee shall notify each Participant of eligibility under this paragraph. Subject to the provisions of Section 3.3, a Participant shall remain eligible to continue participation in the Plan for each Plan Year following his initial year of participation in the Plan, provided the Participant continues to satisfy the requirements of this
     Section 3.1.

3.2  Commencement of Participation.

     An Employee shall become a Participant effective as of the date the Administrative Committee determines.

3.3  Cessation of Active Participation.

     Notwithstanding any provision herein to the contrary, an individual who has become a Participant in the Plan shall cease to be a Participant hereunder effective as of any date determined by the Administrative Committee.

                                   ARTICLE IV
                                RESTRICTED STOCK
4.1  Restrictions.

     The Committee may impose such restrictions on any award or any Shares awarded pursuant to the Plan as it deems advisable (including restrictions on transferability).

4.2  Removal of Restrictions.

     Except as provided in Sections 4.7 and 4.12, the restrictions imposed by the Committee on any award or any Shares awarded pursuant to the Plan shall lapse as the Committee shall determine at the time of the award. Shares as to which restrictions have lapsed shall not thereafter be forfeitable under any circumstances.

4.3  Participant's Service.

     Awards under the Plan shall not be affected by any change of duties or position so long as the Participant continues to be a key Employee of the Company or any of its subsidiaries. The agreement respecting each award may contain such provisions as the Committee shall approve with reference to the effect of approved leaves of absence. Nothing in the Plan or any agreement pursuant to the Plan (whether written or unwritten) shall confer upon any Employee any right to continue in the employment of the Company or any of its Subsidiaries, shall interfere in any way with the right of the Company or any of its Subsidiaries to terminate that Employment at any time, or shall affect in any way the terms or conditions of employment.

4.4  Nontransferability.

     Shares subject to restrictions shall not be transferable other than by will or the laws of descent and distribution. In no event shall a Section 16 reporting person be entitled to sell or otherwise dispose of Shares awarded under the Plan for period of six (6) months from the time of award without the written consent of the Committee.

4.5  Stock Certificates.

     The Committee may at any time require the placement of appropriate legends on any certificate or certificates representing the Shares subject to restrictions. The Committee may also require the retention by the Company or the placement in escrow of any such certificate or certificates until such certificate or certificates shall become deliverable following the lapse of the restrictions. The Committee may require, as a condition of any award, that the participant deliver to the Company a stock power relating to Shares subject to an award, endorsed in blank and in all other ways satisfactory to the Company (including, without limitation, as to a valid and appropriate signature guaranty ensuring transferability of the Shares).

4.6  Termination of Employment.

     Except as provided in Sections 4.7 and 4.12, effective as of the date of termination of a Participant's Employment, for whatever reason, all or any portion of an award for Shares still subject to restrictions (including restrictions on transferability) shall automatically be forfeited. A Participant shall have no rights or privileges as a shareholder or otherwise with respect to Shares that have been forfeited. Shares no longer subject to restrictions (including restrictions on transferability) shall be fully vested and nonforfeitable.

4.7  Retirement or Death of Participant.

     (a) In the event that Employment shall be terminated by the Normal Retirement or death of a participant, the restrictions imposed by the Committee on any Shares awarded pursuant to the Plan shall lapse upon such termination.

     (b) In the event that employment shall be terminated by the Early Retirement of a Participant, the Committee may, but shall not be obligated to, determine that the restrictions imposed by the Committee on any Shares awarded pursuant to the Plan shall lapse upon such termination.

4.8  Adjustments.

     The Committee may make such adjustment, as the Committee determines to be appropriate, in the number of Shares subject to outstanding awards and in the number of Shares available for awards in order to compensate for the effect of any change in the Company's capitalization or structure or in the Shares or outstanding awards (including without limitation any change arising through the declaration of a stock dividend or stock split or through a spin-off, spin-out or other distribution of assets of the Company or any of its subsidiaries to shareholders, whether payable in Shares or other shares of stock of the Company or any of its subsidiaries, or through reorganization, recapitalization, partial liquidation, merger, consolidation or similar event, or through the sale or exchange of all or substantially all of the Company's assets, or through stock splitups or combinations or exchanges of Shares or other shares of stock of the Company or any of its subsidiaries) or of any stock purchase pursuant to a tender offer by the Company or any other party.

4.9  Approval of Shareholders.

     No award may be made hereunder to any Section 16 reporting person prior to the approval of the Plan by the Company's shareholders in accordance with the Exchange Act.

4.10 Effectiveness of Awards.

     Subject to Section 4.9, the date of the Committee's approval of the awarding of Shares shall constitute the date of the award; provided that the effectiveness of any award hereunder shall also be subject to the execution of a restricted stock agreement and such other documentation as the Committee may require.

4.11 Listing and Registration of Shares.

     The Plan shall be subject to the requirement that if at any time the Committee shall determine in its discretion that the listing, registration or qualification of the Shares upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of or in connection with the issuance or delivery of the Shares or related certificate pursuant to the Plan, no Shares may be issued and no certificate representing any Shares may be delivered unless and until the listing, registration, qualification, consent or approval shall have been effected or obtained, and maintained, free of any conditions not acceptable to the Committee.

4.12 Change in Control.

     Immediately upon the occurrence of a Change in Control, the restrictions imposed by the Committee on any Shares previously awarded pursuant to the Plan shall lapse.

                                   ARTICLE V
                                   DEFERRALS
5.1  Deferrals by Participants.

     Subject  to  the  Agreement  of  the  Committee,  before  the  December  31 immediately preceding the first day of the Plan Year in which the restrictions on Shares previously awarded lapse, a Participant may file with the Committee one or more Deferral Agreements pursuant to which such Participant elects to exchange Shares previously awarded for an equal number of Deferred Stock Units, and defer payment of such Deferred Stock Units for the Deferral Period(s) elected pursuant to Section 5.2. Deferred Stock Units will be credited to the Account of each Participant as of the day determined by the Committee.

5.2  Effective Date of Deferral Agreement.

     Each Deferral Agreement shall become effective no later than the last day of the Plan Year preceding the Plan Year in which the restrictions on Shares deferred shall lapse.

5.3  Deferral Periods.

     A Participant may elect on his Deferral Agreement, a Deferral Period of any period of one (1) Plan Year or more. The Deferral Period must end no sooner than the Participant's completion of at least one (1) year of Participation. The Deferral Period shall in any event end upon termination of employment, death, and disability. A Participant must specify, on the Deferral Agreement, the Deferral Period for the Deferred Stock Units to which the Deferral Agreement relates, subject to such rules as may be established by the Administrative Committee from time to time. A Participant may change an election of a Deferral Period, to either extend, or shorten (subject to the second sentence of this Section 5.3) the Deferral Period, at any time prior to the first day of the calendar year in which the Deferral Period would otherwise end. The Deferral Period may not be shortened to end in the then current taxable year of the Participant, or the subsequent taxable year. In the event the Participant shortens the Deferral Period, he shall forfeit an amount equal to ten percent (10%) of the amount of his Account to which the shortened Deferral Period applies.

                                   ARTICLE VI
                                    ACCOUNTS

6.1  Establishment of Bookkeeping Accounts.

     A separate bookkeeping account shall be maintained for each Participant's Account. Such account shall be credited with the Deferred Stock Units made by the Participant pursuant to Section 5.1.

6.2  Subaccounts.

     Within each Participant's bookkeeping account, separate subaccounts shall be maintained to the extent necessary for the administration of the Plan. For example, it may be necessary to maintain separate subaccounts where the Participant has specified different Deferral Periods, methods of payment for different Plan Years.

6.3  Hypothetical Nature of Accounts.

     The account established under this Article VI shall be hypothetical in nature and shall be maintained for bookkeeping purposes only so that the number and value of Deferred Stock Units can be determined. Neither the Plan nor any of the accounts (or subaccounts) established hereunder shall hold any actual funds or assets. The right of any person to receive one or more payments under the Plan shall be only an unsecured claim against the general assets of the Company. Any liability of the Company to any Participant, former Participant, or Beneficiary with respect to a right to payment shall be based solely upon contractual obligations created by the Plan. Neither the Company, the Board, nor any other person shall be deemed to be a trustee of any amounts to be paid under the Plan. Nothing contained in the Plan, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship, between the Company and a Participant or any other person.

6.4  Vesting.

     A Participant's Account shall become 100% vested and nonforfeitable upon the maturity of the Deferred Stock Units credited to the Account, provided the Participant's employment with the Company has not then terminated for reasons other than stated in Section 4.7.

6.5  Dividend Equivalents

     The Company shall pay to each Participant with respect to each Deferred Stock Unit an amount equivalent to the dividends paid on each share of Company Stock.

                                  ARTICLE VII
                               PAYMENT OF ACCOUNT

7.1  Timing of Distribution of Benefits.

     Distribution of Accounts to a Participant shall be made or commence following the date the Deferral Period for such amounts ends, in accordance with the Participant's election on his Deferral Agreement.

7.2  Form of Payment.

     Accounts shall be distributed in accordance with the form of Shares.

7.3  Change in Control.

     Upon termination of a Participant's employment following a Change in Control, a Participant's Account shall be distributed in a single lump sum payment.

7.4  Designation of Beneficiaries.

     Each Participant shall have the right to designate the beneficiary or beneficiaries to receive payment of his benefit in the event of his death. A beneficiary designation shall be made by executing a beneficiary designation form in the form attached hereto as Attachment 2, and filing the same with the Committee. Any such designation may be changed at any time by execution of a new designation in accordance with this Section. If no such designation is on file with the Committee at the time of the death of the Participant, or for any reason such designation is not effective, as determined by the Committee, then the designated beneficiary or beneficiaries to receive such benefit shall be the Participant's surviving spouse, if any, or if none, the Participant's executor or administrator, or his heirs at law if there is no administration of such Participant's estate.

7.5  Unclaimed Benefits.

     In the case of a benefit payable on behalf of such Participant, if the Committee is unable to locate the Participant or beneficiary to whom such benefit is payable, such benefit may be forfeited to the Company, upon the Committee's determination. Notwithstanding the foregoing, if subsequent to any such forfeiture but no later than six (6) years following such forfeiture, the Participant or beneficiary to whom such benefit is payable makes a valid claim for such benefit, such forfeited benefit shall be paid by the Company or restored to the Plan by the Company.

                                  ARTICLE VIII
                        DETERMINATION OF BENEFITS, CLAIMS
                          PROCEDURE AND ADMINISTRATION
8.1  Claims.

     A person who believes that he is being denied a benefit to which he is entitled under the Plan (hereinafter referred to as a "Claimant") may file a written request for such benefits with the Committee, setting forth his claim. The request must be addressed to the Committee at the Company at its then principal place of business.

8.2  Claim Decision.

     Upon receipt of a claim, the Committee shall make a determination of the claim and reply to the claimant within ninety (90) days. The Company may, however, extend the reply period for an additional ninety (90) days if special circumstances require. If the claim is denied, the denial shall explain the reason for the denial with specific reference to the provisions of the Plan on which the denial is based. The Claimant may within (60) days request a review of the denial and may submit comments or other material in writing. The Company shall review the denial and render a decision within sixty (60) days after receipt of the request for review, unless special circumstances require an extension of such time to no more than one-hundred twenty (120) days.

                                   ARTICLE IX
                                  MISCELLANEOUS
9.1  Not Contract of Employment.

     The adoption and maintenance of the Plan shall not be deemed to be a contract between the Company and any person or to be consideration for the employment of any person. Nothing herein contained shall be deemed to give any person the right to be retained in the employ of the Company or to restrict the rights of the Company to discharge any person at any time nor shall the Plan be deemed to give the Company the right to require any person to remain in the employ of the Company or to restrict any person's right to terminate his employment at any time.

9.2  Non-Assignability of Benefits.

     No Participant, Beneficiary or distributee of benefits under the Plan shall have any power or right to transfer, assign, anticipate, hypothecate or otherwise encumber any part or all of the amounts payable hereunder, which are expressly declared to be unassignable and nontransferable. Any such attempted assignment or transfer shall be void. No amount payable hereunder shall, prior to actual payment thereof, be subject to seizure by any creditor of any such Participant, Beneficiary or other distributee for the payment of any debt, judgment or other obligation, by a proceeding at law or in equity, nor transferable by operation of law in the event of the bankruptcy, insolvency or death of such Participant, Beneficiary or other distributee hereunder.
                                       12

9.3  Withholding Tax.

     The Committee shall have the right to require, prior to the issuance or delivery of any Shares or any certificates representing any Shares awarded pursuant to the Plan, that the participant pay to the Company the amount of any taxes which the Company is required to withhold with respect to such Shares in such manner as the Committee shall determine, including without limitation by requiring the Company to retain a sufficient number of Shares to cover the amount or any portion thereof required to be withheld.

9.4  Amendment and Termination.

     The Company may from time to time, in its discretion, amend , in whole or in part, any or all of the provisions of the Plan; provided, however, that no amendment may be made that would impair the rights of a Participant with respect to Shares, or to Deferred Stock Units or dividends allocated to his Account, without the Participant's consent. The Company may terminate the Plan at any time. In the event that the Plan is terminated, any balance in the Participant's Account shall be paid to such Participant or his Beneficiary in a single lump sum, in full satisfaction of all such Participant's or Beneficiary's benefits hereunder.

9.5  No Trust Created.

     Nothing contained in this Agreement, and no action taken pursuant to its provisions by either party hereto, shall create, nor be construed to create, a trust of any kind or a fiduciary relationship between the Company and the Participant, his beneficiary, or any other person.

9.6  Unsecured General Creditor Status of Employee.

     The payments to Participant, his Beneficiary, or any other distribute hereunder shall be made from assets which shall continue, for all purposes, to be a part of the general, unrestricted assets of the Company; no person shall have nor acquire any interest in any such assets by virtue of the provisions of this Agreement. The Company's obligation hereunder shall be an unfunded and unsecured promise to pay money in the future. To the extent that the Participant, Beneficiary, or other distribute acquires a right to receive payments from the Company under the provisions hereof, such right shall be no greater than the right of any unsecured general creditor of the Company, no such person shall have nor require any legal or equitable right, interest or claim in or to any property or assets of the Company. In the event that, in its discretion, the Company purchases an insurance policy, or policies, insuring the life of the Employee (or any other property) to allow the Company to recover the cost of providing the benefits, in whole, or in part, hereunder, neither the Participant, Beneficiary or other distributee shall have nor acquire any rights whatsoever therein or in the proceeds therefrom. The Company shall be the sole owner and beneficiary of any such policy or policies and, as such, shall possess and, may exercise all incidents of ownership therein. No such policy, policies or other property shall be held in any trust for a Participant, Beneficiary or other distribute or held as collateral security for any obligation of the Company hereunder.

9.7  Severability.

     If any provision of this Plan shall be held illegal or invalid for any reason, said illegality or invalidity shall not affect the remaining provisions hereof; instead, each provision shall be fully severable and the Plan shall be construed and enforced as if said illegal or invalid provision had never been included herein.

9.8  Governing Laws.

     All provisions of the Plan shall be construed and enforced in accordance with the laws of the State of Delaware, and in the courts situated in that State, to the extent not preempted by Federal law, regardless of the law which might otherwise govern under applicable Delaware conflicts of law principles.

9.9  Binding Effect.

     This Plan shall be binding on each Participant and his heirs and legal representatives and on the Company and its successors and assigns.

9.10 Entire Agreement.

     This document and any amendments contain all the terms and provisions of the Plan and shall constitute the entire Plan, any other alleged terms or provisions being of no effect.

9.11 Funding Upon Change In Control.

     Upon a Change in Control, the Company shall immediately and fully fund the value of all Accounts by contribution of such funds as may be necessary to the Hancock Fabrics, Inc. Deferred Stock Unit Trust.

     IN WITNESS WHEREOF, the Company has caused this Plan to be properly executed on the _______ day of ___________________, 2003.

ATTEST:                                      HANCOCK FABRICS, INC.

                                        By:  ---------------------------------
---------------------------------
Title:                               Title:  ---------------------------------
      ---------------------------

                               DEFERRAL AGREEMENT

     To the Plan Administrator of the Hancock Fabrics, Inc. Amended and Restated 1995 Restricted Stock and Deferred Stock Unit Plan ("Plan").

     In accordance with the Section 5.1 of the Plan, I enter into this Deferral Agreement ("Agreement) with Hancock Fabrics, Inc. (the "Employer"). I elect to exchange ____ Shares for ______ Deferred Stock Units.

(1) The Employer will establish a bookkeeping account on my behalf for the Deferred Stock Units.

(2) This Agreement remains in effect until I revoke the Agreement. I may revoke this Agreement by filing a new Agreement at any time.

(3) I am not vested in my Deferred Stock Units until they reach their maturity date or an event described in Section 4.7 of the Plan occurs.

(4) The Deferred Stock Units, or shares converted from such Deferred Stock Units, will not be paid to me until the date(s) determined in accordance with the terms of the Plan and no earlier than ________________.


     Dated this _____ day of ___________________, 200__, by the Participant and the Employer.

EMPLOYER:                                     PARTICIPANT:

HANCOCK FABRICS, INC.
                                              ----------------------------------
                                                                       Signature

By:  -----------------------------            ----------------------------------
                                                                    Printed Name

                                              ----------------------------------
                                                          Social Security Number

                                  Attachment 1

                           DESIGNATION OF BENEFICIARY

To the Plan Administrator of the Hancock Fabrics, Inc. Amended and Restated 1995 Restricted Stock and Deferred Stock Unit Plan (the "Plan"):

RE:
     --------------------------------------------, Participant
     Social Security Number:
                            ---------------------

     Pursuant to the provisions of the Plan permitting the designation of a beneficiary or beneficiaries by a participant, I hereby designate the following person or persons as primary and contingent beneficiaries of my Account under the Plan payable by reason of my death:

--------------------------------------------------------------------------------
Primary Beneficiary(ies) [Include address and relationship):


--------------------------------------------------------------------------------
Contingent Beneficiary(ies) [Include address and relationship]:

     I RESERVE THE RIGHT TO REVOKE OR CHANGE ANY BENEFICIARY DESIGNATION. I HEREBY REVOKE ALL PRIOR DESIGNATIONS (IF ANY) OF PRIMARY BENEFICIARIES AND CONTINGENT BENEFICIARIES.

     The Plan Administrator will pay all sums payable under the Plan by reason of my death to the primary beneficiary, if he or she survives me, and if no primary beneficiary survives me, then to the contingent beneficiary, and if no named beneficiary survives me, then the Plan Administrator shall pay all amounts in accordance with the terms of the Plan.

---------------------------------          -------------------------------------
Date of this Designation                   Signature of Participant

                                  Attachment 2

                                                                     Exhibit 13

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview

Hancock Fabrics, Inc. is a retail and wholesale merchant of fabric and related home sewing and decorating accessories.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by Hancock, including the use of estimates and assumptions, are presented in the Notes to Consolidated Financial Statements. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments, which will affect the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary. Hancock believes that estimates related to the following areas involve a higher degree of judgment and/or complexity:

         Inventories. Inventories are valued at the lower of cost or market; cost is determined by the LIFO method. As with other retailers, it is not practical to perform physical inventory counts for all stores on the last day of a period; therefore, certain assumptions must be made in order to record cost of sales and the related change in inventory for the period of time from each store's most recent physical count to the end of the period. Although, under certain circumstances, actual results could prove to be materially different from the estimates used, Hancock has consistently used the same methodology throughout its existence with dependable results, and management believes that it provides an inventory valuation which results in carrying inventory at the lower of cost or market.

         Insurance Reserves. Workers' compensation, general liability and employee medical insurance programs are largely self-insured. It is Hancock's policy to record its self-insurance liabilities using estimates of claims incurred but not yet reported or paid, based on historical trends and other relevant factors. Actual results can vary from estimates for many reasons including, among others, future inflation rates, claim settlement patterns, litigation trends and legal interpretations.

         Store Closing Reserves. Store closing reserves are based on estimates of net lease obligations and other store closing costs, including assumptions about anticipated future subleases of properties. If real estate leasing markets change, the reserves will have to be adjusted.

         Pension and Postretirement Benefit Obligations. The value of assets and liabilities associated with pension and postretirement benefits is determined on an actuarial basis. These values are affected by the market value of plan assets, estimates of the expected return on plan assets and the discount rates. Hancock determines the discount rates using changes in the rates of high quality, fixed income investments. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate used affect the amount of pension expense recognized.

         Valuation of Long-Lived Assets. Hancock periodically reviews the net realizable value of long-lived assets whenever events and circumstances indicate impairment has occurred. In the event that the carrying values of long-lived assets are in excess of estimated gross future cash flows for those assets, the values of the assets are written down to a level commensurate with a discounted cash flow analysis of the estimated future cash flows.

         Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. In accordance with the provisions of SFAS 142, Hancock ceased amortizing goodwill effective February 4, 2002. On an annual basis, the fair value of Hancock's reporting units are compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, Hancock would recognize the difference as an impairment charge. The fair value of the reporting unit is estimated using the discounted present value of future cash flows.


Results of Operations

The following table presents the percentage of sales for the periods indicated and percentage changes from period to period of certain items included in the Consolidated Statement of Income:



                                                              Percent Change
                               Percent of Net Sales          from Prior Year
                           --------------------------   ------------------------
                             2002     2001     2000      2002     2001     2000
                             ----     ----     ----      ----     ----     ----

Sales                       100.0%   100.0%   100.0%      6.4%     6.9%     1.0%
Comparable store sales                                    8.3%     6.3%     2.0%
Gross margin                 51.1%    51.1%    50.8%

Selling, general and
  administrative expense     42.6%    43.9%    44.5%      3.4%     5.5%     1.9%
Pretax earnings               7.1%     5.6%     4.4%     35.9%    35.0%    60.1%
Net earnings                  4.5%     3.6%     2.8%     35.9%    34.9%    59.4%


                    (Page 8 in Annual Report to Shareholder)

2002 vs. 2001

Sales in 2002 increased $26.4 million from 2001, due to an 8.3% increase in comparable store sales, partially offset by having one fewer week in 2002 which added $8 million to sales in 2001 and a decrease in the number of stores. Hancock closed 36 stores and opened 27 in 2002, resulting in 430 stores at year end.

Comparable store sales benefited from the continued repositioning of the store base, the remerchandising of Hancock's product mix and efforts to appeal to a more diverse customer base. The store repositioning strategy has consisted of closing smaller, low potential stores that were often located too close together, while opening or acquiring larger stores spaced farther apart to better support an expanded product offering within Hancock's core merchandise competency. The store-within-a-store home decorating concept introduced in late 2000 has now reached 285 stores, and the decorating category increased to 27% of sales in 2002, up from 24% in 2001.

Gross margins were 51.1% in both 2002 and 2001. The effects of adjustments to the LIFO (last-in, first-out) reserve, reflecting inflation in inventories, were to increase pretax earnings by $1.5 million in 2002 compared to a reduction in 2001 of $125 thousand.

Total selling, general and administrative expenses as a percentage of sales decreased to 42.6% from 43.9% in 2001 due to leverage from comparable store sales increases, improved store labor controls and a third-quarter gain of $690 thousand (pretax) on the sale of real estate. Such improvements were partially offset by rising employee health insurance and higher pension costs resulting from a three-year weakness in investment returns. During 2002, pension expense was $1.2 million higher than in the previous year due to the negative returns on plan assets and a reduction in the discount rate assumption. It is likely that pension expense will increase by an additional $1.2 million in 2003.

Interest expense decreased due to a reduced level of outstanding debt and lower interest rates throughout 2002. At year end, no borrowings were outstanding under Hancock's credit facilities. Income tax expense increased by $3.0 million in 2002 due to the improvement in pretax earnings over 2001. The effective tax rate was 36.3% in both years.

2001 vs. 2000

Sales in 2001 increased $26.6 million from 2000, primarily due to a 6.3% increase in comparable store sales and an extra week during the 53-week fiscal year, which added approximately $8 million of sales. These increases were partially offset by a reduction in sales of $4.9 million from net store opening and closing activity. Hancock closed 32 stores and opened 28 in 2001, resulting in a total of 439 stores at year end.

Comparable store sales benefited from the continuing efforts to reposition Hancock's store base and to remerchandise its product mix to attract a broader group of consumers, while better serving the existing customer base. The store-within-a-store home decorating concept was first introduced in Hancock's stores in late 2000 and was rapidly expanded in 2001, growing from 37 units to 161 at year end. In addition, a home accents product line added in 1999 has continued to grow steadily as a logical extension of the home decorating business. During 2001, home decorating sales increased to 24% of total sales from 22% in 2000 as a result of the merchandising enhancements. Improvements in the productivity of advertising also contributed to higher comparable store sales in 2001. Despite spending over $1.0 million less in advertising, sales increased $26.6 million over the previous year.

Hancock's gross margin improved in 2001 due to growth in the higher-margin home decorating categories, together with changes in advertising promotions, which stressed value more than price. The effects of adjustments to the LIFO (last-in, first-out) reserve, reflecting inflation in inventories, were to reduce pretax earnings by $125 thousand in 2001 and by $650 thousand in 2000.

Selling, general and administrative expenses decreased as a percentage of sales in 2001 as a result of more efficient advertising and the leverage of fixed expenses created by the comparable store sales increase. Advertising expense decreased to 3.7% of sales in 2001 from 4.2% in 2000.

Interest expense decreased by $1.1 million in 2001 due to a declining interest rate environment and a reduction in average outstanding borrowings from $25 million to $18 million. At year end, no borrowings were outstanding under Hancock's unsecured credit facility. Income tax expense increased by $2.2 million in 2001 due to the improvement in pretax earnings over 2000. The effective tax rate was 36.3% in both years.


Financial Position

Hancock traditionally maintains a strong financial position as evidenced by the following information as of the end of fiscal years 2002, 2001 and 2000 (dollars in thousands):

                                        2002        2001       2000
                                      --------    --------   ---------

Cash and cash equivalents             $  4,589    $  6,914   $  3,891
Net cash flows provided (used):
   Operating activites                $ 11,714    $ 27,984   $ 22,848
   Investing activities               $(16,042)   $(10,395)  $ (3,635)
   Financing activites                $  2,003    $(14,566)  $(22,226)
Working capital                       $ 80,239    $ 79,368   $ 79,877
Long-term indebtedness to total
capitalization                            0.0%         0.0%      16.2%

Historically, Hancock has financed its operations with internally generated cash flow. Cash flows from operating activities were lower in 2002 than in recent years as a result of voluntary contributions totaling $17.4 million to the Hancock's pension plan made to improve the funding status of the plan and to reduce pension expense in the future. Cash flows used in investing activities increased as a result of the purchase of a new distribution facility for $7.7 million. Cash flows were provided by financing activities due to $14.1 million in stock option proceeds, partially offset by $6.2 million of treasury stock purchases and $6.1 million of cash dividends.

                    (Page 9 in Annual Report to Shareholder)

Over the past three years, cash flows from operations were sufficient to allow Hancock to repay $31 million of debt, purchase over $31 million of property and equipment, pay almost $11 million of dividends and purchase over $12 million of treasury stock.

In prior years and continuing in 2002, Hancock has repurchased 12.4 million shares, or almost 40% of its outstanding stock. Hancock plans to use future cash in excess of operating needs and capital investment, for the payment of cash dividends and the purchase of treasury stock as market and financial conditions dictate. As of February 2, 2003, 1,039,693 shares were available for repurchase under Hancock's most recent authorization.


Liquidity and Capital Resources

Hancock's primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders.

Capital expenditures amounted to $17.1 million in 2002, $10.5 million in 2001 and $4.0 million in 2000. The capital costs associated with remodeling 244 stores and opening 64 new stores during the three-year period, the acquisition of a new distribution center, normal capital maintenance for stores and the distribution center and the purchase of the land and buildings for two new stores accounted for the majority of these expenditures.

Hancock estimates that capital expenditures for 2003 will approximate $25 to $30 million. Anticipated expenditures include approximately $16 to $18 million related to additions to be made to the new distribution center and construction of new corporate offices, together with the costs for approximately 35 to 40 planned new stores, the remodeling of approximately 60 to 70 stores and maintenance capital expenditures in the existing retail stores and distribution center. Internally generated funds supplemented by borrowings are expected to be sufficient to finance anticipated capital requirements in the near term.

In addition to its operating cash flows, Hancock has two revolving credit facilities available with three banks, which provide a total of $50 million of borrowing capacity. Management believes the total of $50 million is adequate for Hancock's foreseeable needs in the near term. As of February 2, 2003, Hancock had no debt outstanding under its revolving credit agreements.

Off-Balance Sheet Arrangements

Hancock has no off-balance sheet financing arrangements. However, Hancock does finance the use of its retail fabric locations under noncancelable operating leases. Since the terms of these arrangements meet the definition of operating leases, the sum of the future lease payments is not reflected on Hancock's balance sheet. Such minimum rental payments are reflected in the table below.

Contractual Obligations and Commercial Commitments
(in thousands)

                                             Less                         More
                                             than 1     1-3      3-5     than 5
    Contractual Obligations       Total      Year     Years    Years     Years
                                ------------------------------------------------
Minimum rental payments         $146,546   $28,775    $48,975  $34,449   $34,347
Standby LC for insuarance          3,520     3,520
Trade LC's                         2,966     2,966
                                ------------------------------------------------
Total                           $153,032   $35,261    $48,975  $34,449   $34,347
                                ================================================

As disclosed in Note 6 to the Consolidated Financial Statements, Hancock has two arrangements with a bank that provide for up to $8.5 million in letters of credit.

The Company has no standby repurchase obligations or guarantees of other entities' debt.

Related Party Transactions

Hancock has no balances with any related parties, nor has it had any material transactions with related parties during the three-year period reflected in the Consolidated Statement of Income.

Effects of Inflation

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to Federal and State minimum wage requirements; accordingly, any increases will affect Hancock. In addition, payroll taxes, employee benefits and other employee costs continue to increase. Health insurance costs, in particular, continue to rise at an unsettling rate in the United States each year, and higher employer contributions to the Hancock's pension plan have been necessary recently in light of weaker investment returns. Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase. Property and casualty insurance premiums are now increasing substantially after several years of soft pricing in the insurance industry. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. In 2000 and 2001, increases in the PPI, which more than offset the effect of inventory reductions, resulted in a LIFO charge in both years. A deflationary trend in product costs in 2002 caused a LIFO credit.

                    (Page 10 in Annual Report to Shareholder)

Seasonality

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

Forward-Looking Statements

From time to time, Hancock may publish forward-looking statements relating to such matters as anticipated financial performance, financial items and results, plans for future expansion, store closures and other business development activities, capital spending or financing sources, capital structure and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, Hancock notes that a variety of factors could cause Hancock's actual results and experience to differ materially from the anticipated results or other expectations expressed in Hancock's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of Hancock's business include, but are not limited to, stability of interest rates during periods of borrowings and the effects of regulation, general economic trends, changes in consumer demand or purchase patterns, delays or interruptions in the flow of merchandise between Hancock's suppliers and/or its distribution center and its stores, disruption in Hancock's data processing services, and competitive changes, including, but not limited to, liquidations of inventory in Hancock's markets in connection with a competitor's store closings or need to dispose of old inventory.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement will be effective for financial statements for fiscal years beginning after June 15, 2002. Hancock does not believe that the adoption of this statement will have a material impact on its financial statements.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002. This statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, and it eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. Hancock does not believe that adoption of this statement will have a material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Hancock does not believe adoption of the provisions of this statement will have a material impact on its financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transitional and Disclosure - an amendment of FAS 123, which is intended to encourage the adoption of the accounting provisions of SFAS 123. Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods. SFAS 148 also mandates certain new disclosures that are incremental to those required by SFAS 123. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. Hancock adopted the disclosure provisions of this statement as of February 2, 2003. Because Hancock did not adopt the accounting provisions of SFAS 148, there was no financial impact associated with this adoption.

On November 25, 2002, the FASB issued Interpretation No. 45, or FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. Hancock adopted FIN 45 as of February 2, 2003 and there was no financial impact associated with the adoption.

During January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. Because Hancock does not hold an interest in an entity governed by the pronouncement, Hancock does not believe the adoption will have a significant effect on its consolidated financial position or results of operations.

                    (Page 11 in Annual Report to Shareholder)

Consolidated Statement of Income
Years Ended February 2, 2003, February 3, 2002 and
  January 28, 2001
  (in thousands, except per share amounts)

                                                                         2002           2001           2000
        -------------------------------------------------------------------------------------------------------
        Sales                                                          $438,287       $411,857      $ 385,245
        Costofgoodssold                                                 214,374        201,315        189,411
        -------------------------------------------------------------------------------------------------------

        Gross profit                                                    223,913        210,542        195,834
        -------------------------------------------------------------------------------------------------------

        Selling, general and administrative expense                     186,908        180,731        171,269
        Depreciation and amortization                                     5,456          5,628          5,289
        -------------------------------------------------------------------------------------------------------

        Operating income                                                 31,549         24,183         19,276

        Other expense (income)
           Interest expense                                                 372          1,283          2,410
           Interest income                                                 (108)          (116)          (187)
        -------------------------------------------------------------------------------------------------------

        Earnings before income taxes Incometaxes                         31,285         23,016         17,053
                                                                         11,357          8,357          6,186
        -------------------------------------------------------------------------------------------------------

        Net earnings and comprehensive income                          $ 19,928       $ 14,659       $ 10,867
        =======================================================================================================

        Earnings per share
           Basic                                                       $   1.12       $    .87       $    .65
           Diluted                                                     $   1.06       $    .85       $    .65
        =======================================================================================================

        Weighted average shares outstanding
           Basic                                                         17,847         16,763         16,810
           Diluted                                                       18,889         17,187         16,815
        =======================================================================================================

   See accompanying notes to consolidated financial statements.

                    (Page 12 in Annual Report to Shareholder)

Consolidated Balance Sheet

     ------------------------------------------------------------------------------------------------------
       February 2, 2003 and February 3, 2002
         (in thousands, except for share and per share amounts)                 2002             2001
     ------------------------------------------------------------------------------------------------------
      Assets
      Current assets:
       Cash and cash equivalents                                            $  4,589         S  6,914
       Receivables, less allowance for doubtful accounts                       1,100            1,339
       Inventories                                                           144,061          135,672
       Prepaid expenses                                                        2,570            1,317
     ------------------------------------------------------------------------------------------------------
       Total current assets                                                  152,320          145,242

      Property and equipment, at depreciated cost                             41,853           30,607
      Deferredtaxasset                                                         3,921            7,654
      Pension payment in excess ofrequired contribution                       18,829            3,424
      Goodwill                                                                 4,480            4,480
      Other assets                                                             3,563            4,142
     ------------------------------------------------------------------------------------------------------
       Total assets                                                         $224,966         S195,549
     ======================================================================================================

      Liabilities and Shareholders' Equity
      Current liabilities:
       Accountspayable                                                      $ 44,357         $ 40,147
       Accrued liabilities                                                    19,557           18,395
       Deferred tax liabilities                                                3,078            2,969
       Income taxes                                                            5,089            4,363
       ----------------------------------------------------------------------------------------------------
       Total current liabilities                                              72,081           65,874
     Postretirement benefits other than pensions                              21,976           21,871
     Reserve for store closings                                                  878            2,056
     Other liabilities                                                         4,862            5,145
     ------------------------------------------------------------------------------------------------------
       Total liabilities                                                      99,797           94,946
     ------------------------------------------------------------------------------------------------------
     Commitments and contingencies (See Notes 7 and 12)

     Shareholders' equity:
       Common stock, $.Ol par value; 80,000,000 shares authorized;
       31,481,715 and 30,246,101 issued and outstanding, respectively            315              302
       Additional paid-in capital                                             63,805           47,487
       Retained earnings                                                     209,597          195,738
       Treasury stock, at cost, 12,431,937 and 12,010,594
        shares held, respectively                                           (142,545)        (136,311)
       Deferred compensation on restricted stock incentive plan               (6,003)          (6,613)
     ------------------------------------------------------------------------------------------------------
       Total shareholders'equity                                             125,169          100,603
     ------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                           $224,966         $195,549
     ======================================================================================================

     See accompanying notes to consolidated financial statements.

                    (Page 13 in Annual Report to Shareholder)

Consolidated Statement of Cash flows

       --------------------------------------------------------------------------------------------------------------
       Years Ended February 2, 2003, February 3, 2002 and January 28,        2002           2001           2000
         2001 (in thousands)
       --------------------------------------------------------------------------------------------------------------
       Cash flows from operating activities:
        Net earnings and comprehensive income                                 $ 19,928       $ 14,659      $ 10,867
        Adjustments to reconcile net eamings to cash
         provided by (used in) operating activities
          Depreciation and amortization                                          5,456          5,628         5,289
          LIFO charge (credit)                                                  (1,525)           125           650
          Deferred income taxes                                                  3,842          1,075           893
          Amortization of deferred compensation on
           restricted stock incentive plan                                       2,241          2,006         2,173
          Closed stores reserve charges (credits)                                 (284)           128             -
          (Gain) loss on disposition ofproperty and equipment                     (660)           159            60
          Imputed interest expense on closed stores reserve                        159            198           253
          Issuance of shares as compensation for professional services              25             15            95
        (Increase) decrease in assets
          Receivables and prepaid expenses                                      (1,014)          (390)        1,677
          Inventory at current cost                                             (6,864)         2,860         1,443
          Pension payment in excess ofrequired contribution                    (15,405)          (346)       (3,078)
          Other noncurrent assets                                                  579           (270)       (2,191)
        Increase (decrease) in liabilities
          Accounts payable                                                       4,210         1 ,482          (407)
          Accrued liabilities                                                    1,119          3,265         3,350
          Current income tax obligations                                         1,095         (1,879)        3,123
          Postretirement benefits other than pensions                              105            593           383
          Payments against closed stores reserve                                (1,010)        (1,518)       (2,729)
          Other liabilities                                                       (283)           194           997
       --------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                            11,714         27,984        22,848
       --------------------------------------------------------------------------------------------------------------
       Cash flows from investing activities:
        Additions to property and equipment                                    (17,089)       (10,478)       (4,041)
        Proceeds from the disposition of property and equipment                  1,047             83           138
        Acquisition of Mae's stores                                                  -              -           268
       --------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                 (16,042)       (10,395)       (3,635)
       --------------------------------------------------------------------------------------------------------------
       Cash flows from financing activities:
        Repayments on revolving credit agreement                                     -        (16,000)      (15,000)
        Purchase of treasury stock                                             (6,234)           (728)       (5,497)
        Proceeds from exercise of stock options                                14,127           4,829             -
        Issuance of shares under directors' stock plan                            179             171            36
        Cash dividends paid                                                    (6,069)         (2,838)       (1,765)
       --------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                      2,003         (14,566)      (22,226)
       --------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                        (2,325)          3,023        (3,013)
       Cash and cash equivalents:
        Beginning of period                                                     6,914           3,891         6,904
       --------------------------------------------------------------------------------------------------------------
        End of period                                                         $ 4,589         $ 6,914      $  3,891
       ==============================================================================================================
       Supplemental disclosures:
       Cash paid during the period for:
        Interest                                                              $   372         $ 1,293      $  2,407
        Income taxes                                                          $ 3,590         $ 8,112      $  3,029
       ==============================================================================================================

   See accompanying notes to consolidated financial statements.

                    (Page 14 in Annual Report to Shareholder)

Consolidated Statement of Shareholders' Equity

  Years Ended February 2, 2003, February 3, 2002 and Jaunuary 28, 2001 (in
   thousands, except number of shares)
-----------------------------------------------------------------------------------------------------------------------------------
                                            Common Stock   Additional                  Treasury Stock                      Total
                                         -----------------   Paid-in   Retained    ---------------------    Deferred   Shareholders'
                                         Shares    Amount    Capital   Earnings     Shares       Amount   Compensation    Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 2000                29,139,726  $ 291   $ 39,142   $174,815   (10,487,738) $(130,086)   (7,295)    $  76,867
Net earnings and comprehensive income                                    10,867                                           10,867
Cash dividends ($10 per share)                                           (1,765)                                          (1,765)
Issuance of restricted stock                21,500                64                                           (64)
Cancellation ofrestricted stock             (2,700)              (18)                                           18
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                 (224)                                        2,173         1,949
Issuance of shares under
directors'stockplan                          9,521                36                                                          36
Issuance of shares as compensation for      22,288      1         94                                                          95
 professional services
Purchase of treasury stock                                                         (1,418,000)    (5,497)                 (5,497)
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 28, 2001                29,190,335    292     39,094    183,917   (11,905,738)  (135,583)   (5,168)       82,552
Net earnings and comprehensive income                                    14,659                                           14,659
Cash dividends ($16 per share)                                           (2,838)                                          (2,838)
Issuance ofrestricted stock                459,100      5      3,477                                        (3,482)
Cancellation ofrestricted stock             (4,100)              (31)                                           31
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                  (63)                                        2,006         1,943
Issuance of shares under
 directors'stockplan                        20,189               171                                                         171
Issuance of shares as compensation for       1,527                15                                                          15
 professional services
Purchase oftreasury stock                                                            (104,856)      (728)                   (728)
Stock options exercised                    579,050      5      4,824                                                       4,829
-----------------------------------------------------------------------------------------------------------------------------------
Balance February 3, 2002                30,246,101    302     47,487    195,738   (12,010,594)  (136,311)   (6,613)      100,603
Net earnings and comprehensive income                                    19,928                                           19,928
Cash dividends (5.32 per share)                                          (6,069)                                          (6,069)
Issuance ofrestricted stock                 97,600      1      1,764                                        (1,765)
Cancellation ofrestricted stock            (16,400)             (134)                                          134
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                  369                                         2,241         2,610
Issuance of shares under directors'
 stock plan                                 10,911               179                                                         179
Issuance of shares as compensation for
 professional services                       1,528                25                                                          25
Purchase oftreasury stock                                                            (421,343)    (6,234)                 (6,234)
Stock options exercised                  1,141,975     12     14,115                                                      14,127
-----------------------------------------------------------------------------------------------------------------------------------
Balance February 2, 2003                31,481,715  $ 315    $63,805   $209,597  $(12,431,937)  (142,545)   (6,003)    $ 125,169
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                    (Page 15 in Annual Report to Shareholder)

Notes to consolidated Financial Statements

Note 1 - Description of Business

Hancock Fabrics, Inc. ("Hancock") is a retail and wholesale merchant of fabric and related home sewing and decorating accessories. Hancock operates 430 stores in 42 states, supplies various independent wholesale customers and operates an internet store under its two domain names, hancockfabrics.com and homedecoratingaccents.com. Hancock conducts business in one business segment and follows the requirements of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information.

Note 2 - Summary of Accounting Policies

Consolidated financial statements include the accounts of Hancock and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated. Hancock maintains its financial records on a 52-53 week fiscal year ending on the Sunday closest to January 31. Fiscal years 2002, 2001 and 2000, as used herein, refer to the years ended February 2, 2003, February 3, 2002 and January 28, 2001, respectively. Fiscal year 2001 contained 53 weeks and fiscal years 2002 and 2000 each contained 52 weeks.

Use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period is required by management in the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Revenue recognition occurs at the time of sale of merchandise to Hancock's customers. Sales include the sale of merchandise from Company-owned stores, net of returns and exclusive of sales taxes. Sales to independent wholesale customers are recorded based on the shipping terms with customers.

Cash and cash equivalents include cash on hand, amounts due from banks and repurchase agreements having original maturities of three months or less and are reflected as such for purposes of reporting cash flows.

Inventories consist of fabrics, sewing notions and related accessories held for resale and are valued at the lower of cost or market; cost is determined by the last-in, first-out ("LIFO") method. The current cost of inventories exceeded the LIFO cost by approximately $38 million at February 2, 2003 and $40 million at February 3, 2002.

Depreciation is computed by use of the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Average depreciable lives are as follows: buildings and improvements 15-30 years; fixtures and equipment 3-8 years; and transportation equipment 3-5 years.

Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Advertising, including production costs, is charged to expense the first day of the advertising period. Advertising expense for 2002, 2001 and 2000, was $15.5 million, $15.2 million and $16.2 million, respectively.

Pre-opening costs of new stores are charged to expense as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities.

Long-term investments are recorded using the equity method of accounting.

Earnings per share is presented for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Hancock (see Note 11).

Financial instruments are evaluated pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument: cash and receivables - the carrying amounts approximate fair value because of the short maturity of those instruments; long-term debt - the fair value of Hancock's long-term debt is estimated based on the current borrowing rates available to Hancock for bank loans with similar terms and average maturities. There was no long-term debt outstanding at February 2, 2003 or February 3, 2002. Throughout all years presented, Hancock did not have any financial derivative instruments outstanding.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock options are accounted for using the methods prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of Hancock's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma information regarding net income and earnings per share as calculated under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, is presented below (in thousands, except for per share amounts):

                                                                    2002            2001           2000
                                                                 ---------        --------       --------
Net earnings, as reported                                         $19,928         $14,659        $10,867
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                         (604)           (515)          (629)
                                                                 ---------        --------       --------
Pro forma net earnings                                            $19,324         $14,144        $10,238
                                                                 =========        ========       ========
Earnings per share:
   Basic - as reported                                            $  1.12         $   .87        $   .65
                                                                 =========        ========       ========
   Basic - pro forma                                              $  1.08         $   .84        $   .61
                                                                 =========        ========       ========
   Diluted - as reported                                          $  1.06         $   .85        $   .65
                                                                 =========        ========       ========
   Diluted - pro forma                                            $  1.02         $   .82        $   .61
                                                                 =========        ========       ========

                    (Page 16 in Annual Report to Shareholder)

Comprehensive income is reported in accordance with SFAS No. 130, Reporting Comprehensive Income. Hancock did not have any comprehensive income items as defined by SFAS 130 in any of the three fiscal years in the period ended February 2, 2003.

Treasury stock is repurchased periodically by Hancock. These treasury stock transactions are recorded using the cost method.

Recently Adopted Accounting Pronouncements include SFAS No. 141, Business Combinations, issued in July 2002 by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. Hancock implemented SFAS 141 on July 1, 2002. This statement had no effect on Hancock's consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets cease upon adoption of this statement. Hancock adopted SFAS 142 in 2002. The transitional impairment test of goodwill was performed in the fourth quarter and no impairment was noted. The only change in the carrying amount of goodwill in 2001 resulted from amortization expense of $383,000. The following table presents net earnings and earnings per share as adjusted for goodwill amortization, net of income tax expense, recognized in periods prior to the adoption of SFAS 142 (in thousands, except per share amounts):

                                                2001            2000
                                              -------         -------
Reported net earnings                         $14,659         $10,867
  Add: Goodwill amortization, net of
   income taxes                                   244             244
                                              -------         -------
  Adjusted net earnings                        14,903          11,111
                                              =======         =======
Basic net earnings per share                  $   .89         $   .66
                                              =======         =======
Diluted net earnings per share                $   .87         $   .66
                                              =======         =======

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed of, but retains the fundamental provision of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. Hancock's adoption of the provisions of SFAS 144 did not have a material effect on the financial statements.

Recently Issued Accounting Pronouncements not fully implemented include SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement will be effective for financial statements for fiscal years beginning after June 15, 2002. Hancock does not believe that the adoption of this statement will have a material impact on its financial statements.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002. This statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, and it eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. Hancock does not believe that adoption of this statement will have a material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Hancock does not believe adoption of the provisions of this statement will have a material impact on its financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transitional and Disclosure - an amendment of FAS 123, which is intended to encourage the adoption of the accounting provisions of SFAS 123. Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods. SFAS 148 also mandates certain new disclosures that are incremental to those required by SFAS 123. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. Hancock adopted the disclosure provisions of this statement as of February 2, 2003. Because Hancock did not adopt the accounting provisions of SFAS 148, there was no financial impact associated with this adoption.

On November 25, 2002, the FASB issued Interpretation No. 45, or FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. Hancock adopted FIN 45 as of February 2, 2003 and there was no financial impact associated with the adoption.

During January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. Hancock does not believe the adoption will have a significant effect on its consolidated financial position or results of operations.

                    (Page 17 in Annual Report to Shareholder)

Note 3 - Acquisitions of Mae's Fabrics and Heilig-Meyers' Leases

In 1999, Hancock acquired certain operating leases of Mae's Fabrics' stores for a cash payment of approximately $2.8 million. During fiscal year 2000, Hancock received approximately $300,000 in connection with the escrow settlement associated with this acquisition resulting in a total purchase price of $2.5 million. Twenty-nine lease assignments were made for stores operating in the Mid-Atlantic States. This acquisition was accounted for as a purchase.

Beginning in 2000 and continuing through 2001, Hancock acquired certain operating leases of Heilig-Meyers' stores for cash payments of approximately $1.2 million. Fourteen lease assignments have been made for stores operating across the United States. These acquisitions were accounted for as purchases. As no tangible assets were acquired, the entire purchase price was assigned to intangible assets. Aggregate amortization expense for these intangibles for the next five years totals $300,000. Operating results for former Heilig-Meyers' locations have been included with those of Hancock as these stores were opened during 2000 and 2001.

Note 4 - Property and Equipment (in thousands)

                                                           2002          2001
                                                       ----------     ---------

Buildings and improvements                              $ 14,025      $ 13,145
Leasehold improvements                                     9,847         7,872
Fixtures and equipment                                    55,867        50,850
Transportation equipment                                   1,775         1,743
Construction in progress                                  10,083         2,547
                                                       ----------     ---------
                                                          91,597        76,157
Accumulated depreciation and amortization                (53,409)      (48,770)
                                                       ----------     ---------
                                                          38,188        27,387
Land                                                       3,665         3,220
                                                       ----------     ---------
                                                        $ 41,853        30,607
                                                       ==========     =========

Note 5 - Accrued Liabilities (in thousands)

                                                          2002           2001
                                                       ---------      ---------

Payroll and benefits                                   $  7,161       $  6,516
Property taxes                                            4,172          3,987
Sales taxes                                               2,341          2,709
Current portion of reserve for closed stores (Note 13)      871            828
Other                                                     5,012          4,355
                                                       ---------      ---------
                                                       $ 19,557       $ 18,395
                                                       =========      =========
Note 6 - Long-Term Debt Obligations

Hancock has two uncollateralized revolving credit arrangements totaling $50 million with a group of banks. These agreements provide for an annual facility fee, which was .20% of the total facility amount as of February 2, 2003. Borrowings under the revolving credit agreements bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the Money Market Rate or a rate derived from the London Interbank Offered Rate. These credit arrangements extend through March 26, 2006.

At February 2, 2003 and February 3, 2002, there were no outstanding borrowings. Under the most restrictive covenants of these agreements, Hancock is required to maintain a specified consolidated tangible net worth, a debt to cash flow ratio and a fixed charge coverage ratio.

Hancock has an arrangement that provides for up to $5 million in letters of credit. At February 2, 2003, Hancock had commitments under this arrangement of $3.0 million on issued letters of credit which support purchase orders for merchandise to be imported. Hancock also has a $3.5 million standby letter of credit to guarantee payment of potential future workers' compensation claims.

Note 7 - Long-Term Leases

Hancock leases its retail fabric store locations under noncancelable operating leases expiring at various dates through 2022. Certain of the leases for store locations provide for additional rent based on sales volume.

Rent expense consists of the following (in thousands):

                                                  2002       2001      2000
                                                --------   --------  --------

Minimum rent                                    $31,661    $31,070   $30,780
Additional rent based on sales                      342        342       222
                                                --------   --------  --------
                                                $32,003    $31,412   $31,002
                                                ========   ========  ========

Minimum rental payments as of February 2, 2003 are as follows (in thousands):

      Fiscal Year
        2003                                $ 28,775
        2004                                  25,764
        2005                                  23,211
        2006                                  19,772
        2007                                  14,677
        Thereafter                            34,347
                                            ---------
        Total minimum lease payments        $146,546
                                            =========

                    (Page 18 in Annual Report to Shareholder)

Note 8 - Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

                                     2002        2001          2000
                                  ---------    ---------    ----------
Currently payable
   Federal                         $ 7,097      $ 6,877       $ 4,965
   State                               418          405           328
                                     7,515        7,282         5,293
                                  ---------    ---------    ----------
Deferred
   Current                             110       (1,757)        1,288
   Noncurrent                        3,732        2,832          (395)
                                  ---------    ---------    ----------
                                     3,842        1,075           893
                                  ---------    ---------    ----------
                                   $11,357      $ 8,357       $ 6,186
                                  =========    =========    ==========

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

The current deferred tax assets (liabilities) are comprised of the following (in thousands):


                                                2002            2001
                                            -----------      -----------
Current deferred tax assets
 Inventory valuation methods                $   868           $ 1,225
 Accrual for medical insurance                  729               727
 Accrual for workers' compensation              473               359
 Other items                                    555               807
                                            -----------      -----------
   Gross current deferred tax assets          2,625             3,118
Current deferred tax liabilities
 Inventory markup                            (5,703)             (6,087)
                                            -----------      -----------
                                            $(3,078)          $  (2,969)
                                            ===========      ===========

The net noncurrent deferred tax assets (liabilities) are comprised of the following (in thousands):


                                                        2002          2001
                                                     ---------      --------
Noncurrent deferred tax assets
 Postretirement benefits other than pensions           $ 7,643       $ 7,939
 Accrual for store closing costs                           319           436
 Difference in recognition of restricted
  stock expense                                          1,422         1,047
 Deferred compensation liability                         1,036           994
 Other deferred deduction items                            482            47
                                                     ---------      --------
  Gross noncurrent deferred tax assets                  10,902        10,463

Noncurrent deferred tax liabilities
 Depreciation                                             (715)         (670)
 Pension payment in excess of required
  contribution                                          (6,266)       (2,139)
                                                     ---------      --------
                                                      $  3,921       $ 7,654
                                                     =========      ========

The ultimate realization of a significant portion of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions.

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

                                             2002        2001       2000
                                           --------    --------    --------

Statutory Federal income tax rate            35.0%       35.0%       35.0%
State income taxes, net of Federal            1.3         1.3         1.5
 income tax effect
Other                                           -           -         (.2)
                                           --------    --------    --------
Effective tax rate                           36.3%       36.3%       36.3%
                                           ========    ========    ========

Note 9 - Shareholders' Interest

Authorized Capital. Hancock's authorized capital includes five million shares of $.01 par value preferred stock, none of which have been issued.

Common Stock Purchase Rights. Hancock has entered into a Common Stock Purchase Rights Agreement, as amended (the "Rights Agreement"), with Continental Stock Transfer & Trust Company as Rights Agent. The Rights Agreement, in certain circumstances, would permit shareholders to purchase common stock at prices which would be substantially below market value. These circumstances include the earlier of (i) the tenth day after an announcement that a person or group has acquired beneficial ownership of 20% or more of Hancock's shares, with certain exceptions such as a tender offer that is approved by a majority of Hancock's Board of Directors, or (ii) the tenth day, or such later date as set by Hancock's Board of Directors, after a person or group commences, or announces its intention to commence, a tender or exchange offer, the consummation of which would result in beneficial ownership of 30% or more of Hancock's shares.

Stock Repurchase Plan. In prior years and continuing in fiscal 2002, repurchases of over 12,400,000 shares have been made. As of February 2, 2003, 1,039,693 shares are available for repurchase under the most recent authorization.


Note 10 - Employee Benefit Plans
Stock Options. In 1996, Hancock adopted the 1996 Stock Option Plan (the "1996 Plan") which authorized the granting of options to employees for up to 2,000,000 of common stock at an exercise price of no less than 50% of fair market value on the date the options are granted. The exercise price of all options granted under this Plan have equaled the fair market value on the grant date. The 1996 Plan expired on September 30, 2001 and a preceding plan, the 1987 Stock Option Plan (the "1987 Plan") expired on March 22, 1997. Both plans prohibit grants after the expiration date.

In 2001, Hancock adopted the 2001 Stock Incentive Plan (the "2001 Plan") which authorizes the granting of options or restricted stock to key employees for up to 2,800,000 shares of common stock in total with no more than 1,000,000 of those shares being allocated to restricted stock. The 2001 Plan also provides for the granting of options to directors as specified in the plan document. The options granted under the 2001 Plan can have an exercise price of no less than 100% of fair market value on the date the options are granted. As of February 2, 2003, 1,464,550 shares remain available for grant under the 2001 Plan, including 450,150 shares which can be issued as restricted stock.

                    (Page 19 in Annual Report to Shareholder)

A summary of activity in the plans for the years ended February 2, 2003, February 3, 2002 and January 28, 2001 follows:


                               2002                              2001                                 2000
                   -----------------------------  -----------------------------------  -----------------------------------
                                     Weighted                         Weighted                             Weighted
                                     Average                          Average                              Average
                                     Exercise                         Exercise                             Exercise
                      Options         Price          Options           Price              Options           Price
                   -----------------------------  -----------------------------------  -----------------------------------
Outstanding at
 beginning of year    2,926,450      $ 9.09         3,121,500         $  8.83              2,669,500         $ 9.84

Granted                 461,900      $18.04           488,200         $  7.50                588,100         $ 4.25

Canceled                (50,125)     $ 9.80          (104,200)        $  8.13               (136,100)        $ 8.91

Exercised            (1,141,975)     $ 9.30          (579,050)        $  6.53                      -              -
                   ---------------                --------------                       --------------
Outstanding
  at end of year      2,196,250      $10.82         2,926,450         $  9.07              3,121,500         $ 8.83
                   ===============                ==============                       ==============
Exercisable
  at end of year      1,400,600      $ 9.30         2,182,600         $ 10.00              2,317,150         $10.25
                   ===============                ==============                       ==============

The weighted average remaining contractual life of all outstanding options was
6.41 years at February 2, 2003.

The weighted average grant-date fair value of options granted during 2002, 2001 and 2000 was $6.75, $2.85 and $1.50, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: dividend yields of 1.64%, 1.37% and 1.82%; average expected volatility of .48, .48 and .43; risk-free interest rates of 2.54%, 4.19% and 4.68%; and an average expected life of 4.5 years in 2002 and 4.0 years in 2001 and 2000.

                              Options Outstanding                                        Options Exercisable
-------------------------------------------------------------------------        -----------------------------------
                                          Weighted         Weighted                                   Weighted
                          Number          Average           Average                  Number           Average
      Range of          Outstanding      Remaining         Exercise                Exercisable        Exercise
  Exercise Prices        at 2/2/03      Life (Years)         Price                  at 2/2/03          Price
-------------------------------------------------------------------------        -----------------------------------
    $4.25 to $5.81       378,950           7.01            $ 4.78                   378,950           $ 4.78
    $7.50 to $8.13       659,650           6.23              7.72                   316,300             7.96
   $9.18 to $12.63       398,350           4.33             11.68                   397,950            11.68
  $13.13 to $14.25       307,000           4.37             13.16                   307,000            13.16
  $15.05 to $18.09       452,300           9.36             18.04                       400            18.09
                      ------------                                               --------------
                       2,196,250                                                  1,400,600
                      ============                                               ==============

Restricted Stock. On December 6, 1995, Hancock adopted the 1995 Restricted Stock Plan to provide for the issuance of restricted stock awards to employees. The aggregate number of shares that may be issued or reserved for issuance pursuant to the 1995 Restricted Stock Plan shall not exceed one million shares. In 2001, Hancock adopted the 2001 Stock Incentive Plan which authorized the granting of up to 1,000,000 shares of restricted stock (see Stock Options). During 2002, 2001 and 2000, restricted shares totaling 97,600, 459,100 and 21,500, respectively, were issued to officers and key employees under the Plans. As of February 2, 2003, 1,069,800 shares are outstanding for which restrictions have not been lifted. Compensation expense related to restricted shares issued is recognized over the period for which restrictions apply. This expense totaled $2,242,000, $2,006,000 and $2,173,000 in 2002, 2001 and 2000, respectively.

Retirement Plans. Substantially all full-time employees are covered by a trusteed, noncontributory defined benefit retirement plan maintained by Hancock. The retirement benefits provided by this plan are primarily based on years of service and employee compensation. Pension costs are funded by annual contributions to the trust.

The following table sets forth changes in the projected benefit obligation and changes in the fair value of plan assets (in thousands):

                                                   2002              2001
                                              ------------      ------------
Change in projected benefit obligation
Benefit obligation at beginning of year          $48,435          $43,745
Service costs                                      2,214            1,955
Interest costs                                     3,542            3,238
Benefits paid                                     (2,346)          (2,263)
Actuarial adjustments                              4,837            1,760
                                              ------------      -------------
Benefit obligation at end of year                $56,682          $48,435
                                              ============      =============

Change in plan assets
Fair value of plan assets at beginning of
 Year                                            $44,792          $48,503
Actual return on plan assets                      (5,681)          (2,664)
Employer contributions                            17,428            1,216
Benefits paid                                     (2,346)          (2,263)
                                              ------------      -------------
Fair value of plan assets at end of year         $54,193          $44,792
                                              ============      =============

The funded status and the amounts recognized in Hancock's consolidated balance sheet for defined benefit plans based on an actuarial valuation as of the measurement dates of December 31, 2002 and 2001 are as follows (in thousands):

                                                 2002               2001
                                               -----------      -------------

Funded status                                    $(2,489)         $ (3,643)
Prior service cost                                   328               403
Actuarial adjustment                              20,990             6,664
                                               -----------      -------------
Prepaid benefit cost                             $18,829          $  3,424
                                               ===========      =============

                    (Page 20 in Annual Report to Shareholder)

Plan assets include fixed income and equity funds, comprising corporate and government debt securities as well as common stock. The unrecognized net transition asset was amortized over 15 years beginning in 1986.

Net periodic pension costs include the following components (in thousands):



                                    2002              2001          2000
                                  --------         ---------     ---------

Service cost                      $ 2,214           $ 1,955       $ 1,898
Interest cost                       3,542             3,238         2,985
Expected return on plan assets     (4,112)           (4,430)       (4,485)
Amortization and deferrals            101               107          (399)
Net loss                              279                 -             -
                                  --------         ---------     ---------
Net periodic pension cost         $ 2,024           $   870       $    (1)
                                  ========         =========     =========

Actuarial assumptions used in the period-end valuations were as follows:


                                                 2002     2001      2000
                                               -------  --------  --------

Discount rate                                   6.75%     7.25%     7.50%
Rate of increase in compensation levels         4.00%     4.00%     4.25%
Expected long-term rate of return on assets     8.75%     9.25%     9.25%

Postretirement Benefits Other Than Pensions. Certain health care benefits are provided by Hancock to substantially all retired employees hired before January 1, 2003 with more than 15 years of credited service while insured under the Company's insurance program. The following table sets forth the changes in the projected benefit obligation (in thousands):


                                               2002      2001
                                            ---------  --------
Change in projected benefit obligation
Benefit obligation at beginning of year      $11,874    $13,792
Service costs                                    485        635
Interest costs                                   852      1,027
Benefits paid                                   (500)      (549)
Actuarial adjustments                          1,020     (3,031)
                                            ---------  ---------
Benefit obligation at end of year            $13,731    $11,874
                                            =========  ==========

The Company currently contributes to the plan as benefits are paid. The funded status and the amounts recognized in Hancock's consolidated balance sheet for other postretirement benefits based on an actuarial valuation as of the measurement dates of December 31, 2002 and 2001 are as follows (in thousands):



                                               2002       2001
                                            ----------  ---------
Funded status                                $(13,731)  $(11,874)
Prior service cost                             (2,173)    (2,423)
Actuarial adjustments                          (6,072)    (7,574)
                                            ----------  ---------
Accrued benefit cost                         $(21,976)  $(21,871)
                                            ==========  =========

The medical care cost trend rate used in determining this obligation for employees before age 65 is 7.75%, decreasing by .50% annually before leveling at 4.75%. For individuals 65 and over, the rate is 9.75%, decreasing by .75% annually before leveling at 4.75%. This trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the combined health care cost trend by 1% would increase the accumulated postretirement benefit obligation by $1.6 million and $1.2 million in 2002 and 2001, respectively.

The discount and salary scale rates used in calculating the obligations are 6.75% and 4.00%, and 7.25% and 4.00%, respectively, at December 31, 2002 and December 31, 2001.

Net periodic postretirement benefit costs included the following (in thousands):

                                       2002        2001      2000
                                    ----------  ---------  --------

Service cost                         $ 485       $  635     $ 598
Interest cost                          852        1,027       940
Amortization and deferrals            (732)        (520)     (551)
                                    ----------  ---------  --------
Net periodic postretirement costs    $ 605       $1,142     $ 987
                                    ==========  =========  ========

Hancock's policy is to fund claims as incurred. Claims paid in 2002, 2001 and 2000 totaled $500,000, $549,000 and $568,000, respectively.

Note 11 - Earnings per Share

A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share data):

                                                                   Years Ended
                        --------------------------------------------------------------------------------------------------
                                February 2, 2003                February 3, 2002                 January 28, 2001
                        --------------------------------------------------------------------------------------------------
                           Net               Per Share      Net               Per Share     Net               Per Share
                         Earnings   Shares     Amount    Earnings   Shares     Amount     Earnings   Shares     Amount
                        --------------------------------------------------------------------------------------------------
Basic EPS
Earnings available
 to common
 shareholders            $19,928    17,847     $1.12      $14,659   16,763      $ .87       $10,867    16,810     $.65

Effect of Dilutive
  Securities
Stock options                          607                             354                                  5
Restricted stock                       435                              70                                  -
                                  ---------                        ---------                           --------

Diluted EPS
Earnings available to
  common shareholders
  plus conversions       $19,928    18,889     $1.06      $14,659   17,187      $ .85       $10,867     16,815    $.65
                        ========= =========   =======    ========= =========   ========     ========   ========  =========

Certain options to purchase shares of Hancock's common stock totaling 289,974, 1,291,988 and 2,740,396 shares were outstanding during the years ended February 2, 2003, February 3, 2002 and January 28, 2001, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average price of common shares.

                    (Page 21 in Annual Report to Shareholder)

Note 12 - Commitments and Contingencies

Concentration of Credit Risk. Financial instruments which potentially subject Hancock to concentrations of risk are primarily cash and cash equivalents. Hancock places its cash and cash equivalents in various insured depository institutions which limits the amount of credit exposure to any one institution.

Litigation. Hancock is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, Hancock's management is of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of Hancock.

Note 13 - Store Closing Reserves

Store closing reserves are established based on estimates of net lease obligations and other store closing costs. During the fourth quarter of 1998, Hancock recorded a charge of $8,604,000 for net lease obligations for stores closed at January 31, 1999 and stores committed to be closed in fiscal 1999.

During the fourth quarter of 2001, Hancock recorded an addition to the reserve of $128,000 for the remaining cost of net lease obligations for stores closed during 2001.

During 2002, Hancock recorded a reduction in the reserve of $550,000 for sub-lease arrangements reached during the year that were not anticipated in the original reserve. In addition, Hancock recorded an addition to the reserve of $266,000 for the remaining cost of net lease obligations for stores closed during 2002.

The 2001 and 2002 activity in the reserve is as follows (in thousands):

                                    Addition to    Addition to
                       Beginning  (Reduction in)     Imputed              End of
                        of Year      Reserve        Interest    Payments   Year
                       ---------  --------------  ------------  -------- -------
2001
 Lease obligations       $4,076        128            198       (1,518)  2,884
                       =========  ==============  ============  ======== =======
2002
 Lease obligations       $2,884       (284)           159       (1,010)  1,749
                       =========  ==============  ============  ======== =======

Report of Independent Accountants

To the Board of Directors and
Shareholders of Hancock Fabrics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Hancock Fabrics, Inc. and its subsidiaries at February 2, 2003 and February 3, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes the examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on February 4, 2002.

PricewaterhouseCoopers, LLP

Memphis, Tennessee
March 7, 2003

                   (Page 22 in Annual Report to Shareholder)

Five-Year Summary of Significant Financial Information

----------------------------------------------------------------------------------------------------------------------
(in thousands, except per
    share and store amounts                             2002           2001           2000         1999         1998
----------------------------------------------------------------------------------------------------------------------
Sales                                                $438,287       $411,857       $385,245     $381,572     $392,303
Earnings before income taxes                           31,285         23,016         17,053       10,650        5,590
Net earnings                                           19,928         14,659         10,867        6,816        3,556
Earnings per common share
  Basic                                                  1.12            .87            .65          .38          .18
  Diluted                                                1.06            .85            .65          .38          .18
Total assets                                          224,966        195,549        192,729      195,562      192,404
Capital expenditures                                   17,089         10,478          4,041        8,017        8,839
Long- and short-term indebtedness                           -              -         16,000       31,000       29,000
Common shareholders' equity                           125,169        100,603         82,552       76,867       77,152
----------------------------------------------------------------------------------------------------------------------
Common shares outstanding, net                         19,050         18,236         17,285       18,652       18,595
Stores in operation                                       430            439            443          453          462

Quarterly Financial Data (unaudited)

Years ended February 2, 2003 and February 3, 2002
  (in thousands, except per share amounts)

                                                                                    Per Common Share
                                                                       ------------------------------------------
                                                                              Net Earnings*
                                          Gross              Net       ----------------------------      Cash
                       Sales              Profit           Earnings        Basic         Diluted       Dividend
------------------------------------------------------------------------------------------------------------------
2002
  First Quarter       $104,054           $ 52,535        $ 3,741            .21            .20            .08
  Second Quarter        92,676             47,551          1,535            .09            .08            .08
  Third Quarter        112,933             57,290          5,806            .33            .31            .08
  Fourth Quarter       128,624             66,537          8,846            .49            .47            .08
------------------------------------------------------------------------------------------------------------------
                      $438,287           $223,913        $19,928          $1.12          $1.06           $.32
==================================================================================================================

2001
  First Quarter       $ 97,616           $ 48,419        $ 2,488          $ .15          $ .15           $.04
  Second Quarter        86,815             43,723            590            .04            .03            .04
  Third Quarter        103,753             52,074          3,728            .22            .22            .04
  Fourth Quarter       123,673             66,326          7,853            .46            .44            .04
------------------------------------------------------------------------------------------------------------------
                      $411,857           $210,542        $14,659          $ .87          $ .85           $.16
==================================================================================================================

* Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.


Eleven-Year Summary                                         Earnings
(dollars in thousands)                                       Before
                                                LIFO        Interest         Net                           Number
                                 Gross         Credit          and         Interest         Net              of
  Year          Sales           Profit        (Charge)        Taxes        Expense       Earnings          Stores
---------------------------------------------------------------------------------------------------------------------
  2002        $438,287         $223,913      $ 1,525        $31,549        $  264        $19,928             430
  2001         411,857          210,542         (125)        24,183         1,167         14,659             439
  2000         385,245          195,834         (650)        19,276         2,223         10,867             443
  1999         381,572          185,871          475         13,030         2,380          6,816             453
  1998         392,303          190,782          300          6,863         1,273          3,556(1)          462
  1997         381,910          186,764          700         25,004           162         15,324             481
  1996         378,218          183,325       (2,505)        21,239           957         12,481             462
  1995         364,192          172,169       (3,016)        16,658         1,937          8,951             498
  1994         366,816          171,387         (500)        19,056         2,230         10,139             500
  1993         367,745          161,491       (6,600)        10,741         2,076          5,438             500
  1992         380,375          173,075       (6,998)        21,472         2,367         12,118             482

(1) Net earnings in 1998 included a net charge of $6,349,000 related principally to net lease obligations for stores closed at January 31, 1999 and stores committed to closing in fiscal 1999.

                   (Page 23 in Annual Report to Shareholder)

                                                                      Exhibit 21

                         Subsidiaries of the Registrant


                                    State of              Names Under Which
         Name                     Incorporation        Subsidiary Does Business
------------------------          -------------        ------------------------
HF Enterprises, Inc.                Delaware             HF Enterprises

HF Resources, Inc.                  Delaware             HF Resources

HF Merchandising                    Delaware             HF Merchandising

Hancock Fabrics of MI, Inc.         Delaware             Hancock Fabrics

Hancock Fabrics, LLC                Delaware             Hancock Fabrics

hancockfabrics.com, Inc.            Delaware             hancockfabrics.com

Sewing Centers, LLC                 Delaware             Singer Sewing Center

                                                                      Exhibit 23

                       Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-17215, 33-29138, 33-55419, 333-32295, 333-32299,
333-52788, and 333-69086) of our report dated March 7, 2003, relating to the financial statemetns, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report of Form 10-K.


PricewaterhouseCoopers

Memphis, Tennessee
April 25, 2003

                                                                    Exhibit 99.1

                    Certification of Chief Executive Officer
                       Pursuant to 18 U.S.C. Section 1850

         I, Larry G. Kirk, certify pursuant to 18 U.S.C. Section 1850, that: (1) The annual report on Form 10-K of Hancock Fabrics, Inc. ("Hancock") for the year ended February 2, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date: April 25, 2003                              /s/Larry G. Kirk
                                                  ---------------------------
                                                  Larry G. Kirk
                                                  Chairman of the Board
                                                  and Chief Executive Officer

                                                                    Exhibit 99.2

                    Certification of Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1850

         I, Bruce D. Smith,  certify  pursuant to 18 U.S.C.  Section 1850, that:
(1) The annual report on Form 10-K of Hancock Fabrics, Inc. ("Hancock") for the year ended February 2, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date: April 25, 2003                              /s/Bruce D. Smith
                                                  --------------------------
                                                  Bruce D. Smith
                                                  Senior Vice President and
                                                  Chief Financial Officer