Form 10-Q
period 2003-05-04
HANCOCK FABRICS INC
filed 2003-06-18
CIK 812906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the quarterly period ended May 4, 2003

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

As of May 4, 2003, the registrant had outstanding an aggregate of 18,417,425 shares of common stock, $.01 par value.

INDEX

Part I.  Financial Information:

                                                                   Page Numbers
Item 1.  Financial Statements (unaudited)

 Consolidated Balance Sheet as of May 4, 2003 and
  February 2, 2003                                                         3

 Consolidated Statement of Earnings for the Thirteen
  Weeks Ended May 4, 2003 and May 5, 2002                                  4

 Consolidated Statement of Shareholder's Equity for
  the Thirteen Weeks May 4, 2003                                           5

 Consolidated Statement of Cash Flows for the Thirteen
  Weeks Ended May 4, 2003 and May 5, 2002                                  6

 Notes to Consolidated Financial Statements                              7 - 9

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                         10 - 13

 Item 3.  Quantitative and Qualitative Disclosures about
          Market Risks                                                    14

 Item 4.  Controls and Procedures                                         14

Part II.  Other Information:

  Item 4.  Submission of Matters to a Vote of Securityholders             14

  Item 6.  Exhibits and Reports on Form 8-K                               15

Signature                                                                 15

Certification of the Chief Executive Officer                              16

Certification of the Chief Financial Officer                              17

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEET
(unaudited)
--------------------------------------------------------------------------------
(in thousands, except for share and per share amounts)      May 4,   February 2,
                                                             2003       2003
--------------------------------------------------------------------------------

Assets
Current assets:
    Cash and cash equivalents                               $3,928      $4,589
    Receivables, less allowance for doubtful accounts        1,040       1,100
    Inventories                                            146,106     144,061
    Prepaid expenses                                         1,389       2,570
-------------------------------------------------------------------------------
    Total current assets                                   152,463     152,320

Property and equipment, at depreciated cost                 43,976      41,853
Deferred tax asset                                           4,465       4,465
Pension payment in excess of required contribution          18,049      18,829
Goodwill                                                     4,480       4,480
Other assets                                                 3,479       3,563
-------------------------------------------------------------------------------
    Total assets                                          $226,912    $225,510
===============================================================================
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                       $40,460     $44,357
    Accrued liabilities                                     16,300      21,039
    Deferred tax liabilities                                 3,078       3,078
    Income taxes                                             4,269       5,089
-------------------------------------------------------------------------------
    Total current liabilities                               64,107      73,563

Long-term debt obligations                                  17,000           0
Postretirement benefits other than pensions                 22,077      21,976
Reserve for store closings                                     740         878
Other liabilities                                            4,676       4,862
-------------------------------------------------------------------------------
    Total liabilities                                      108,600     101,279
-------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares
   authorized; 31,501,476 and 31,481,715 issued and
   outstanding, respectively                                   315         315
  Additional paid-in capital                                64,181      63,805
  Retained earnings                                        210,846     208,659
  Treasury stock, at cost, 13,084,051 and 12,431,937
   shares held, respectively                              (151,747)   (142,545)
  Deferred compensation on restricted stock
   incentive plan                                           (5,283)     (6,003)
-------------------------------------------------------------------------------
    Total shareholders' equity                             118,312     124,231
-------------------------------------------------------------------------------
    Total liabilities and shareholders' equity            $226,912    $225,510
===============================================================================

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

--------------------------------------------------------------------------------
                                                --------------------------------
(in thousands, except                                 Thirteen Weeks Ended
                                                --------------------------------
  per share amounts)                               May 4,             May 5,
                                                    2003               2002
--------------------------------------------------------------------------------

Sales                                            $107,636            $104,054
Cost of goods sold                                 52,897              51,519
--------------------------------------------------------------------------------

  Gross profit                                     54,739              52,535
--------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative              46,820              45,379
  Depreciation and amortization                     1,452               1,332
  Interest expense                                     94                  60
  Interest income                                     (17)                (31)
--------------------------------------------------------------------------------
  Total operating and interest expenses            48,349              46,740
--------------------------------------------------------------------------------

Earnings before income taxes                        6,390               5,795
Income taxes                                        2,319               2,104
------------------------------------------------------------------------------

Net earnings and comprehensive income              $4,071              $3,691
================================================================================

Earnings per share
       Basic                                        $0.23               $0.21
       Diluted                                      $0.22               $0.20

================================================================================

Weighted average shares outstanding
       Basic                                       17,790              17,594
       Diluted                                     18,684              18,828

================================================================================

Dividends per share                                 $0.10                0.08
================================================================================

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

--------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                       Common Stock    Additional                Treasury Stock                     Total
                                   ----------------------- Paid-in   Retained    ------------------    Deferred     Shareholders'
                                     Shares       Amount   Capital   Earnings     Shares     Amount   Compensation     Equity
--------------------------------------------------------------------------------------------------------------------------------
Thirteen weeks ended May 4, 2003
--------------------------------------------------------------------------------------------------------------------------------
Balance February 2, 2003            31,481,715       $315   $63,805  $208,659  (12,431,937) ($142,545)  ($6,003)       $124,231
Net earnings                                                            4,071                                             4,071
Cash dividend - $.10 per
 share on a quarterly basis                                            (1,884)                                           (1,884)
Cancellation of restricted stock       (26,100)                (216)                                        216
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                  30                                         504             534
Purchase of treasury stock                                                        (652,114)    (9,202)                   (9,202)
Issurance of shares as compensation
  for professional services                497                    7                                                           7
Issuance of shares under directors'
  stock plan                             3,114                   45                                                          45
Exercise of stock options               42,250                  510                                                         510

--------------------------------------------------------------------------------------------------------------------------------
Balance May 4, 2003                 31,501,476       $315   $64,181  $210,846  (13,084,051) ($151,747)  ($5,283)       $118,312
================================================================================================================================

                                       5
          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
--------------------------------------------------------------------------------
(in thousands)

                                                             Thirteen Weeks Ended
                                                         ----------------------------
                                                            May 4,         May 5,
                                                             2003           2002
-------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                 $4,071         $3,691
  Adjustments to reconcile net earnings to cash
   provided by (used in) operating activities
    Depreciation and amortization                               1,452          1,332
    Amortization of deferred compensation on
     restricted stock incentive plan                              504            515
    Interest expense on closed store accrual                       34             43
    (Increase) decrease in assets
      Receivables and prepaid expenses                          1,241            (84)
      Inventory at current cost                                (2,045)         3,087
      Pension payment in excess of required contribution          780            437
      Other noncurrent assets                                      84             75
    Increase (decrease) in liabilities
      Accounts payable                                         (3,897)        (6,852)
      Accrued liabilities                                      (4,739)        (4,028)
      Current income tax obligations                             (790)        (3,294)
      Postretirement benefits other than pensions                 101             (5)
      Payments against closed store accrual                      (172)          (217)
      Issuance of shares as compensation for professional
       services                                                     7              8
      Other liabilities                                          (186)           (30)
-------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities       (3,555)        (5,322)
-------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                          (3,575)        (2,083)
-------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities       (3,575)        (2,083)
-------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving
    credit agreement                                           17,000
  Purchase of treasury stock                                   (9,202)          (728)
  Issuance of shares under directors' stock plan                   45             44
  Exercise of stock options                                       510          9,930
  Cash dividends paid                                          (1,884)        (1,500)
-------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities        6,469          7,746
-------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 (661)           341

Cash and cash equivalents:
  Beginning of period                                           4,589          6,914
-------------------------------------------------------------------------------------
  End of period                                                $3,928         $7,255
=====================================================================================
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                      $34            $16
    Income taxes                                               $3,109         $3,105
=====================================================================================

                                       6
          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hancock Fabrics, Inc. ("Hancock" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring entries) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 2, 2003 incorporated into the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week period is not necessarily indicative of the results to be expected for the full fiscal year.

Stock options are accounted for using the methods prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of Hancock's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma information regarding net income and earnings per share as calculated under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, is presented below:

                                                       May 4,       May 5,
                                                        2003         2002
                                                    ----------   ----------

Net earnings, as reported                            $  4,071      $ 3,691
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                             (162)        (110)
                                                    ----------   ----------
Pro forma net earnings                               $  3,909      $ 3,581
                                                    ==========   ==========

Earnings per share:
      Basic - as reported                            $    .23      $   .21
                                                    ==========   ==========
      Basic - pro forma                              $    .22      $   .20
                                                    ==========   ==========

      Diluted - as reported                          $    .22      $   .20
                                                    ==========   ==========
      Diluted - pro forma                            $    .21      $   .19
                                                    ==========   ==========

NOTE 2 - EARNINGS PER SHARE

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

COMPUTATION OF EARNINGS PER SHARE
(unaudited)

--------------------------------------------------------------------------
(in thousands, except for share and                 Thirteen Weeks Ended
                                                   -----------------------
  per share amounts)                                 May 4,      May 5,
                                                      2003        2002
--------------------------------------------------------------------------
Basic earnings per share:

  Net earnings                                         $4,071      $3,691
                                                   =========== ===========

  Weighted average number of common shares
   outstanding during period                       17,790,199  17,594,178
                                                   =========== ===========

Basic earnings per share                                $0.23       $0.21
                                                   =========== ===========

Diluted earnings per share:

  Net earnings                                         $4,071      $3,691
                                                   =========== ===========

  Weighted average number of common shares
   outstanding during period                       17,790,199  17,594,178

   Stock options                                      443,548     769,788

   Restricted stock                                   450,234     464,400
                                                   ----------- -----------

                                                   18,683,981  18,828,366
                                                   =========== ===========

Diluted earnings per share                              $0.22       $0.20
                                                   =========== ===========

Weighted average common stock equivalents
  not included in EPS because the effect
  would be anti-dilutive                              444,168     464,400
                                                   =========== ===========

NOTE 3 - RESERVE FOR STORE CLOSINGS

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

At May 4, 2003, the total reserve balance included in current and noncurrent liabilities was $1,611,000, which represents the present value of the future net lease obligations required for the locations which have been closed. The 2003 activity in the reserve is as follows (in thousands):

                        February 2,  Additions to  Imputed    Payments    May 4,
                           2003        Reserve     Interest  on Reserve   2003
                        -----------  ------------  --------  ----------  -------

Lease Obligations          1,749             0          34     (172)       1,611
                        ===========  ============  ========  ==========  =======

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement will be effective for financial statements for fiscal years beginning after June 15, 2002. Hancock adopted SFAS 143 as of February 3, 2003, and there was no material impact on its financial statements.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002. This statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, and it eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. Hancock adopted SFAS 145 as of February 3, 2003, and there was no material impact on its financial statements.

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

During 2002, the EITF released EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received From a Vendor." The issue addresses the accounting treatment of vendor allowances. We are in the process of evaluating the impact of EITF Issue 02-16. However, the application of EITF Issue 02-16 is not expected to have a material impact on our financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 7 stores and closed 6 stores during the thirteen weeks ended May 4, 2003, resulting in a total of 431 stores at quarter end.

During the thirteen weeks ended May 4, 2003, net earnings of $4.1 million and borrowings of $17.0 million were used to fund a $2.0 million increase in inventory, $9.2 million of treasury stock repurchased, $1.9 million in cash dividends, an $8.6 million decrease in accounts payable and accrued liabilities and $3.6 million in additions to property and equipment. At May 4, 2003, the Company had outstanding debt of $17 million, or 12.6% of total capitalization at May 4, 2003, compared to no debt outstanding at May 5, 2002.


RESULTS OF OPERATIONS

Thirteen weeks ended May 4, 2003 compared to thirteen weeks ended May 5, 2002

Net earnings were $4.1 million, or $.22 per diluted share, compared with $3.7 million, or $.20 per diluted share, in the same period of the prior year.
Earnings were influenced by higher sales and a higher gross margin as a percentage of sales than last year.

Sales increased to $107.6 million from $104.0 million in the first quarter of last year, as the result of an increase of 4.2% in comparable store sales. Comparable store sales benefited from the continued repositioning of the store base, the remerchandising of Hancock's product mix and efforts to appeal to a more diverse customer base. Gross margins increased to 50.9% from 50.5% last year as a result of the shift in the merchandise mix more towards higher-margin home decorating products.

Selling, general and administrative expenses as a percentage of sales were 43.5% compared to 43.6% in the first quarter of 2002. Expense leverage from comparable store sales increases was offset partially by higher costs resulting from the start-up of certain activities at the new distribution center. As Hancock continues to transfer its warehousing and distribution activities to the new facility over the next year, costs will tend to be higher than the prior comparable periods due to some duplication of expenses. In addition, employee health insurance, general business insurance and pension costs were higher in this year's first quarter.

Interest expense was higher due to average debt totaling $7 million during this year's first quarter versus no debt outstanding in the first quarter of 2002.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses duzring the period. Significant accounting policies employed by Hancock, including the use of estimates and assumptions, are presented in the Notes to Consolidated Financial Statements. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments, which will affect the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary. Hancock believes that estimates related to the following areas involve a higher degree of judgment and/or complexity:

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has an arrangement to secure up to $5 million in letters of credit. At May 4, 2003, Hancock had commitments of $5.1 million on issued letters of credit which support purchase orders for merchandise to be imported. Hancock also has a $3.5 million standby letter of credit to guarantee payment of potential future workers' compensation claims. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2022.

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

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. In the first quarter of 2002, increases in the PPI, which offset the effect of inventory reductions, resulted in no LIFO charge. A flat trend in product costs in the first quarter of 2003 resulted in no changes in the LIFO reserve.


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

Item 3:  Quantitative and Qualitative Disclosures about Market Risks

Hancock does not hold derivative financial or commodity instruments at May 4, 2003. Hancock is exposed to financial market risks, including changes in interest rates. All borrowings under the Hancock's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Hancock's results. All of the Hancock's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Hancock, and they are not expected to in the foreseeable future.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, Hancock carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of Hancock's disclosure controls and procedures (as defined in Rules 13a-14((c) and 15d-1(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, Hancock's disclosure controls and procedures are effective in timely alerting them to material information required to be included in Hancock's periodic SEC reports. There have been no significant changes in Hancock's internal controls, or in factors that could significantly affect these internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II.  OTHER INFORMATION:

Item 4:  Submission of Matters to a Vote of Securityholders

(a)  Registrant's Annual Meeting of Shareholders was held on June 12, 2003.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934; there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and such nominees were elected.

(c) The vote in the uncontested election of the nominees for the Board of Directors elected to serve until 2006 was as follows: 16,554,364 votes cast for and 201,004 votes withheld for Don L. Fruge' and 16,492,542 votes cast for and 262,826 votes withheld for Larry G. Kirk.

     The vote in the proposal to approve the cash compensation plans, as to the named executive officers was as follows: 16,328,249 votes cast for, 363,664 votes withheld and 63,455 votes abstain.

(d)  Not applicable.

Item 6:  Exhibits and Reports on Form 8-K

  (a)
     10.1 Amended and Restated  1995  Restricted  and Deferred  Stock Unit Plan.
     99.1  Certification of the Chief Executive  Officer.
     99.2 Certification of the Chief Financial Officer.


  (b) Reports on Form 8-K

         None



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HANCOCK FABRICS, INC.
                                          (Registrant)

                                      By:/s/Bruce Smith
                                         -----------------------
                                         Bruce D. Smith

                                      Senior Vice President and
                                      Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)

June 18, 2003

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 18, 2003


/s/ Larry G. Kirk
------------------
Larry G. Kirk
Chairman of the Board and Chief Executive Officer

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

Date:  June 18, 2003

/s/ Bruce D. Smith
------------------
Bruce D. Smith
Senior Vice President and
Chief Financial Officer

                                                                    Exhibit 99.1

                    Certification of Chief Executive Officer
                       Pursuant to 18 U.S.C. Section 1850

     I, Larry G. Kirk, certify pursuant to 18 U.S.C. Section 1850, that: (1) The quarterly report on Form 10-Q of Hancock Fabrics, Inc. ("Hancock") for the quarter ended May 4, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date: June 18, 2003

                                                    /s/ Larry G. Kirk
                                                    ---------------------------
                                                    Larry G. Kirk
                                                    Chairman of the Board
                                                    and Chief Executive Officer

                                                                    Exhibit 99.2

                    Certification of Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1850

     I, Bruce D. Smith, certify pursuant to 18 U.S.C. Section 1850, that: (1) The quarterly report on Form 10-Q of Hancock Fabrics, Inc. ("Hancock") for the quarter ended May 4, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date: June 18, 2003

                                                    /s/ Bruce D. Smith
                                                    ---------------------------
                                                    Bruce D. Smith
                                                    Senior Vice President
                                                    and Chief Financial Officer

                                                                    Exhibit 10.1

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

                              Hancock Fabrics, Inc.
                              Amended and Restated
               1995 Restricted Stock and Deferred Stock Unit Plan


                                    ARTICLE I
                                  INTRODUCTION
1.1  Name of Plan.

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

7.3  Change in Control.

     Upon termination of a Participant's employment following a Change in Control, a Participant's Account shall be distributed in a single lump sum distribution of shares.


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

9.6  Unsecured General Creditor Status of Employee.

     The payments to Participant, his Beneficiary, or any other distribute hereunder shall be made from assets which shall continue, for all purposes, to be a part of the general, unrestricted assets of the Company; no person shall have nor acquire any interest in any such assets by virtue of the provisions of this Agreement. The Company's obligation hereunder shall be an unfunded and unsecured promise to distribute shares in the future. To the extent that the Participant, Beneficiary, or other distribute acquires a right to receive share distributions from the Company under the provisions hereof, such right shall be no greater than the right of any unsecured general creditor of the Company, no such person shall have nor require any legal or equitable right, interest or claim in or to any property or assets of the Company. In the event that, in its discretion, the Company purchases an insurance policy, or policies, insuring the life of the Employee (or any other property) to allow the Company to recover the cost of providing the benefits, in whole, or in part, hereunder, neither the Participant, Beneficiary or other distributee shall have nor acquire any rights whatsoever therein or in the proceeds therefrom. The Company shall be the sole owner and beneficiary of any such policy or policies and, as such, shall possess and, may exercise all incidents of ownership therein. No such policy, policies or other property shall be held in any trust for a Participant, Beneficiary or other distribute or held as collateral security for any obligation of the Company hereunder.

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

9.11 Funding Upon Change In Control.

     Upon a Change in Control, the Company shall immediately and fully fund the value of all Accounts by contribution of such shares as may be necessary to the Hancock Fabrics, Inc. Deferred Stock Unit Trust.

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