Form 10-K/A
period 2003-02-02
HANCOCK FABRICS INC
filed 2003-06-19
CIK 812906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

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



                                EXPLANATORY NOTE
     This Amendment to our Annual Report on Form 10-K for the fiscal year ended February 2, 2003 is being filed for the purpose of restating our consolidated financial statements for billing errors by the insurance carrier/administrator for our self-insured workers' policy as disclosed on our 8-K filed on June 12, 2003. Refer to Note 2 to our restated accompanying consolidated financial statements for the year ended February 2, 2003. The restatement was not material as to Hancock's net income or stockholder equity in any affected period. Items 5, 6, 7, 8 and 15 make reference to our restated financial statements attached hereto as Exhibit 13; all other Items in our original Annual Report on Form 10-K filing not referring to information restated herewith remain unchanged.

                        2002 ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS

PART II

Item 5.    Market for the Registrant's Common Stock and Related
            Stockholder Matters............................................  4
Item 6.    Selected Financial Data.........................................  4
Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  4
Item 8.     Financial Statements and Supplementary Data....................  4



PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 4-5

Signatures.................................................................  6

Certification of Chief Executive Officer...................................  7

Certification of Chief Financial Officer ..................................  8

                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON SHARE AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock and the associated common stock purchase rights are listed on the New York Stock Exchange and trade under the symbol HKF. Additional information required by this item is incorporated by reference from the table "Quarterly Financial Data" as restated on page 23 and the table "Market Information" on page 25 of the 2002 Annual Report to Shareholders.


Item 6.  SELECTED FINANCIAL DATA

Historical financial information is incorporated by reference from the table "Five-YeFar Summary of Significant Financial Information" on page 23 of the 2002 Annual Report to Shareholders as restated.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is incorporated by reference from pages 8 to 11 of the 2002 Annual Report to Shareholders as restated.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the "Report of Independent Accountants" found on page 22 and from the Consolidated Financial Statements on pages 12-22 of the 2002 Annual Report to Shareholders as restated.


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K

                                                               Pages in the 2002
                                                                Annual Report to

                           Shareholders (as restated)

Financial Statements

   Report of Independent Accountants...................................   22
   Consolidated Statement of Income (as restated)......................   12
   Consolidated Balance Sheet (as restated)............................   13
   Consolidated Statement of Cash Flows (as restated)..................   14
   Consolidated Statement of Shareholders' Equity (as restated)........   15
   Notes to Consolidated Financial Statements (as restated)............  16-22

Consolidated Financial Statement Schedules

     All schedules omitted are not applicable or included in the consolidated financial statements as restated.

       Supplementary data:
         Selected Quarterly Financial Data.....................           23


   13     Portions  of  the  Hancock   Fabrics,   Inc.  2002  Annual  Report  to
          Shareholders (for the fiscal year ended February 2, 2003) incorporated by reference in this filing.

   21     Subsidiaries of the Registrant.

   23     Consent of PricewaterhouseCoopers LLP.

   99.1   Certification  of the Chief  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350.

   99.2   Certification  of the Chief  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350.

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of June 2003.


                                                 HANCOCK FABRICS, INC.

                                             By /s/ Larry G. Kirk
                                                -------------------------------
                                                Larry G. Kirk
                                                Chairman of the Board, Director
                                                and Chief Executive Officer

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



     Signature                                     Title



/s/ Jack W. Busby , Jr.           President, Chief Operating Officer, Director
----------------------
Jack W. Busby, Jr.

/s/ Don L. Fruge'                 Director
----------------------
Don L. Fruge'

/s/ Roger T. Knox                 Director
----------------------
Roger T. Knox

/s/ Donna L. Weaver               Director
----------------------
Donna L. Weaver

                    Certification of Chief Executive Officer


I, Larry G. Kirk, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Hancock Fabrics, Inc.

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

Date:  June 18, 2003


/s/ Larry G. Kirk
-----------------
Larry G. Kirk
Chairman of the Board and Chief Executive Officer

                    Certification of Chief Financial Officer


I, Bruce D. Smith, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Hancock Fabrics, Inc.

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

Date:  June 18, 2003

/s/ Bruce D. Smith
------------------------
Bruce D. Smith
Senior Vice President and
Chief Financial Officer

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


Results of Operations

The following table presents the percentage of sales for the periods indicated and percentage changes from period to period of certain items included in the Consolidated Statement of Income:

                                                              Percent Change
                               Percent of Net Sales          from Prior Year
                            -------------------------     ---------------------
                              2002     2001    2000        2002   2001    2000
                             ------   ------  ------      -----  -----   ------

Sales                        100.0%   100.0%  100.0%       6.4%   6.9%    1.0%
Comparable store sales                                     8.3%   6.3%    2.0%
Gross margin                  51.1%    51.1%   50.8%

Selling, general and
  administrative expense      42.7%    44.0%   44.5%       3.4%   5.5%    2.0%
Pretax earnings                7.1%     5.5%    4.3%      36.7%  35.3%   60.0%
Net earnings                   4.5%     3.5%    2.8%      36.8%  35.2%   58.9%

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

Total selling, general and administrative expenses as a percentage of sales decreased to 42.7% from 44.0% in 2001 due to leverage from comparable store sales increases, improved store labor controls and a third-quarter gain of $690 thousand (pretax) on the sale of real estate. Such improvements were partially offset by rising employee health insurance and higher pension costs resulting from a three-year weakness in investment returns. During 2002, pension expense was $1.2 million higher than in the previous year due to the negative returns on plan assets and a reduction in the discount rate assumption. It is likely that pension expense will increase by an additional $1.2 million in 2003.

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

Financial Position

Hancock traditionally maintains a strong financial position as evidenced by the following information as of the end of fiscal years 2002, 2001 and 2000 (dollars in thousands):


                                            2002         2001        2000
                                        -----------  -----------  ----------

Cash and cash equivalents                $  4,589    $   6,914    $  3,891
Net cash flows provided (used):
   Operating activites                   $ 11,714    $  27,984    $ 22,848
   Investing activities                  $(16,042)   $ (10,395)   $ (3,635)
   Financing activites                   $  2,003    $(14,566)    $(22,226)
Working capital                          $ 78,757    $  78,200    $ 79,075
Long-term indebtedness to
 total capitalization                          0.0%         0.0%       16.3%

Historically, Hancock has financed its operations with internally generated cash flow. Cash flows from operating activities were lower in 2002 than in recent years as a result of voluntary contributions totaling $17.4 million to Hancock's pension plan made to improve the funding status of the plan and to reduce pension expense in the future. Cash flows used in investing activities increased as a result of the purchase of a new distribution facility for $7.7 million. Cash flows were provided by financing activities due to $14.1 million in stock option proceeds, partially offset by $6.2 million of treasury stock purchases and $6.1 million of cash dividends.

Over the past three years, cash flows from operations were sufficient to allow Hancock to repay $31 million of debt, purchase over $31 million of property and equipment, pay almost $11 million of dividends and purchase over $12 million of treasury stock.

In prior years and continuing in 2002, Hancock has repurchased 12.4 million shares, or almost 40% of its outstanding stock. Hancock plans to use future cash in excess of operating needs and capital investment for the payment of cash dividends and the purchase of treasury stock as market and financial conditions dictate. As of February 2, 2003, 1,039,693 shares were available for repurchase under Hancock's most recent authorization.

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

Contractual Obligations and Commercial Commitments

(in thousands)
                                           Less                        More
                                           than 1   1-3      3-5       than 5
    Contractual Obligations     Total      Year    Years    Years      Years
                              --------------------------------------------------

Minimum rental payments       $146,546   $28,775  $48,975  $34,449     $34,347
Standby LC for insurance         3,520     3,520
Trade LC's                       2,966     2,966
                              --------------------------------------------------

Total                         $153,032   $35,261  $48,975  $34,449    $34,347
                              ==================================================

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

Consolidated Statement of Income (as restated)
Years Ended February 2, 2003, February 3, 2002 and
    January 28, 2001

      (in thousands, except per share amounts)          2002         2001       2000
----------------------------------------------------------------------------------------
Sales                                                 $438,287     $411,857    $385,245
Cost of goods sold                                     214,374      201,315     189,411
----------------------------------------------------------------------------------------

    Gross profit                                       223,913      210,542     195,834
----------------------------------------------------------------------------------------

Selling, general and administrative expense            187,222      181,097     171,580
Depreciation and amortization                            5,456        5,628       5,289
----------------------------------------------------------------------------------------

    Operating income                                    31,235       23,817      18,965

Other expense (income)
    Interest expense                                       372        1,283       2,410
    Interest income                                       (108)        (116)       (187)
----------------------------------------------------------------------------------------

Earnings before income taxes                            30,971       22,650      16,742
Income taxes                                            11,243        8,224       6,072
----------------------------------------------------------------------------------------

Net earnings and comprehensive income                 $ 19,728     $ 14,426    $ 10,670
========================================================================================

Earnings per share
    Basic                                             $   1.11     $    .86    $    .63
    Diluted                                           $   1.04     $    .84    $    .63
========================================================================================

Weighted average shares outstanding
    Basic                                               17,847       16,763      16,810
    Diluted                                             18,889       17,187      16,815
========================================================================================

    See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet  (as restated)

--------------------------------------------------------------------------------------------------
February 2, 2003 and February 3, 2002
    (in thousands, except for share and per share amounts)             2002             2001
--------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                         $    4,589       $    6,914
    Receivables, less allowance for doubtful accounts                      1,100            1,339
    Inventories                                                          144,061          135,672
    Prepaid expenses                                                       2,570            1,317
--------------------------------------------------------------------------------------------------
    Total current assets                                                 152,320          145,242

Property and equipment, at depreciated cost                               41,853           30,607
Deferred tax asset                                                         4,465            8,084
Pension payment in excess of required contribution                        18,829            3,424
Goodwill                                                                   4,480            4,480
Other assets                                                               3,563            4,142
--------------------------------------------------------------------------------------------------
    Total assets                                                      $  225,510       $  195,979
==================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                  $   44,357       $   40,147
    Accrued liabilities                                                   21,039           19,563
    Deferred tax liabilities                                               3,078            2,969
    Income taxes                                                           5,089            4,363
--------------------------------------------------------------------------------------------------
    Total current liabilities                                             73,563           67,042

Postretirement benefits other than pensions                               21,976           21,871
Reserve for store closings                                                   878            2,056
Other liabilities                                                          4,862            5,145
--------------------------------------------------------------------------------------------------
    Total liabilities                                                    101,279           96,114
--------------------------------------------------------------------------------------------------

Commitments and contingencies (See Notes 7 and 12)

Shareholders' equity:
    Common stock, $.01 par value; 80,000,000 shares authorized;
     31,481,715 and 30,246,101 issued and outstanding, respectively          315              302
    Additional paid-in capital                                            63,805           47,487
    Retained earnings                                                    208,659          195,000
    Treasury stock, at cost, 12,431,937 and 12,010,594
       shares held, respectively                                        (142,545)        (136,311)
    Deferred compensation on restricted stock incentive plan              (6,003)          (6,613)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
    Total shareholders' equity                                           124,231           99,865
--------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                        $  225,510       $  195,979
==================================================================================================

    See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows  (as restated)
--------------------------------------------------------------------------------------------------------------
Years Ended February 2, 2003, February 3, 2002 and
    January 28, 2001 (in thousands)                                    2002           2001           2000
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings and comprehensive income                             $  19,728      $  14,426      $  10,670
    Adjustments to reconcile net earnings to cash
      provided by (used in) operating activities
      Depreciation and amortization                                       5,456          5,628          5,289
      LIFO charge (credit)                                               (1,525)           125            650
      Deferred income taxes                                               3,728            942            779
      Amortization of deferred compensation on
        restricted stock incentive plan                                   2,241          2,006          2,173
      Closed stores reserve charges (credits)                              (284)           128              -
      (Gain) loss on disposition of property and equipment                 (660)           159             60
      Imputed interest expense on closed stores reserve                     159            198            253
      Issuance of shares as compensation for professional services           25             15             95
    (Increase) decrease in assets
      Receivables and prepaid expenses                                   (1,014)          (390)         1,677
      Inventory at current cost                                          (6,864)         2,860          1,443
      Pension payment in excess of required contribution                (15,405)          (346)        (3,078)
      Other noncurrent assets                                               579           (270)        (2,191)
    Increase (decrease) in liabilities
      Accounts payable                                                    4,210          1,482           (407)
      Accrued liabilities                                                 1,433          3,631          3,661
      Current income tax obligations                                      1,095         (1,879)         3,123
      Postretirement benefits other than pensions                           105            593            383
      Payments against closed stores reserve                             (1,010)        (1,518)        (2,729)
      Other liabilities                                                    (283)           194            997
--------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                        11,714         27,984         22,848
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Additions to property and equipment                                 (17,089)       (10,478)        (4,041)
    Proceeds from the disposition of property and equipment               1,047             83            138
    Acquisition of Mae's stores                                               -              -            268
--------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                             (16,042)       (10,395)        (3,635)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Repayments on revolving  credit agreement                                 -        (16,000)       (15,000)
    Purchase of treasury stock                                           (6,234)          (728)        (5,497)
    Proceeds from exercise of stock options                              14,127          4,829              -
    Issuance of shares under directors' stock plan                          179            171             36
    Cash dividends paid                                                  (6,069)        (2,838)        (1,765)
--------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                 2,003        (14,566)       (22,226)
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         (2,325)         3,023         (3,013)
Cash and cash equivalents:
    Beginning of period                                                   6,914          3,891          6,904
--------------------------------------------------------------------------------------------------------------
    End of period                                                     $   4,589      $   6,914      $   3,891
==============================================================================================================
Supplemental disclosures:
Cash paid during the period for:
    Interest                                                          $     372      $   1,293      $   2,407
    Income taxes                                                      $   3,590      $   8,112      $   3,029
==============================================================================================================

    See accompanying notes to consolidated financial statements.

Consolidated Statement of Shareholders' Equity (as restated)
--------------------------------------------------------------------------------
Years Ended February 2, 2003, February 3, 2002 and Jaunuary 28, 2001
  (in thousands, except number of shares)

--------------------------------------------------------------------------------
                                                                                                                         Total
                                            Common Stock      Additional              Treasury Stock                     Share-
                                         --------------------  Paid-in     Retained  -------------------       Deferred  holders'
                                           Shares    Amount    Capital     Earnings  Shares      Amount     Compensation  Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 2000                  29,139,726  $ 291   $39,142      $174,507  (10,487,738)$(130,086)    $(7,295)   76,559
Net earnings and comprehensive income                                        10,670                                       10,670
Cash dividends ($.10 per share)                                              (1,765)                                      (1,765)
Issuance of restricted stock                  21,500               64                                              (64)
Cancellation of restricted stock              (2,700)             (18)                                              18
Amortization and vesting of deferred
   compensation on restricted stock
   incentive plan                                                (224)                                           2,173     1,949
Issuance of shares under directors'
 stock plan                                    9,521               36                                                         36
Issuance of shares as compensation for        22,288      1        94                                                         95
  professional services
Purchase of treasury stock                                                            (1,418,000)   (5,497)               (5,497)
------------------------------------------------------------------------------------------------------------------------------------
Balance January 28, 2001                  29,190,335    292    39,094       183,412  (11,905,738) (135,583)     (5,168)   82,047
Net earnings and comprehensive income                                        14,426                                       14,426
Cash dividends ($.16 per share)                                              (2,838)                                      (2,838)
Issuance of restricted stock                 459,100      5     3,477                                           (3,482)
Cancellation of restricted stock              (4,100)             (31)                                              31
Amortization and vesting of deferred
 compensation on restricted stock
 incentive plan                                                   (63)                                           2,006     1,943
Issuance of shares under directors'
 stock plan                                   20,189              171                                                        171
Issuance of shares as compensation for         1,527               15                                                         15
  professional services
Purchase of treasury stock                                                              (104,856)     (728)                 (728)
Stock options exercised                      579,050      5     4,824                                                      4,829
------------------------------------------------------------------------------------------------------------------------------------
Balance February 3, 2002                  30,246,101    302    47,487     195,000    (12,010,594) (136,311)     (6,613)   99,865
Net earnings and comprehensive income                                      19,728                                         19,728
Cash dividends ($.32 per share)                                            (6,069)                                        (6,069)
Issuance of restricted stock                  97,600       1    1,764                                           (1,765)
Cancellation of restricted stock             (16,400)            (134)                                             134
Amortization and vesting of deferred
   compensation on restricted stock
   incentive plan                                                 369                                            2,241     2,610
Issuance of shares under directors'
  stock plan                                  10,911              179                                                        179
Issuance of shares as compensation for         1,528               25                                                         25
  porfessional services
Purchase of treasury stock                                                              (421,343)   (6,234)               (6,234)
Stock options exercised                    1,141,975     12    14,115                                                     14,127
------------------------------------------------------------------------------------------------------------------------------------
Balance February 2, 2003                  31,481,715  $ 315   $63,805    $208,659    (12,431,937)$(142,545)    $(6,003)  124,231
====================================================================================================================================

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

                                                    2002      2001      2000
                                                 ---------  --------  ---------

Net earnings, as reported                         $19,728   $14,426   $10,670
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                         (604)     (515)     (629)
                                                 ---------  --------  ---------
Pro forma net earnings                            $19,124   $13,911   $10,041
                                                 =========  ========  =========

Earnings per share:
    Basic - as reported                           $  1.11   $   .86   $   .63
                                                 =========  ========  =========
    Basic - pro forma                             $  1.07   $   .83   $   .60
                                                 =========  ========  =========

    Diluted - as reported                         $  1.04   $   .84   $   .63
                                                 =========  ========  =========
    Diluted - pro forma                           $  1.01   $   .81   $   .60
                                                 =========  ========  =========

Restatement of previously issued financial statements:

Subsequent to the filing of the Annual Report to Shareholders and Form 10-K for the fiscal year ended February 2, 2003, the insurance carrier/administrator for Hancock's self-insured workers' compensation policy notified Hancock that it had failed to bill for various claims related to plan years going back to 1993. The cumulative impact of the billing error as of February 2, 2003 was $1,482,000 ($938,000 net of tax). As a result, Hancock has restated its consolidated financial statements to reflect the impact of the adjustments on each of the three years in the period ended February 2, 2003. In addition, the beginning retained earnings balance as of January 30, 2000 has been decreased by $308,000 for the cumulative effect on prior years of such error.

The impact of the adjustments on previously reported amounts is as follows:


-----------------------------------------------------------------------------------------------------
                                                                 2002          Adjustment     2002
February 2, 2003 (in thousands, execpt                        Previously        Increase       As
     per share amounts)                                        Reported        (Decrease)   Restated
-----------------------------------------------------------------------------------------------------
Statement of Income
     Selling, general and administrative expenses              $186,908           $314      $187,222
     Net Income                                                 $19,928          ($200)      $19,728

Earnings per share
     Basic                                                        $1.12         ($0.01)        $1.11
     Diluted                                                      $1.06         ($0.02)        $1.04

Balance Sheet
     Accrued liabilities                                        $19,557         $1,482       $21,039
     Deferred tax asset                                          $3,921           $544        $4,465
     Retained earnings                                         $209,597          ($938)     $208,659

-----------------------------------------------------------------------------------------------------
                                                            2001          Adjustment          2001
February 3, 2002 (in thousands, execpt                   Previously        Increase            As
     per share amounts)                                   Reported        (Decrease)        Restated
-----------------------------------------------------------------------------------------------------

Statement of Income
     Selling, general and administrative expenses              $180,731           $366      $181,097
     Net Income                                                 $14,659          ($233)      $14,426

Earnings per share
     Basic                                                        $0.87         ($0.01)        $0.86
     Diluted                                                      $0.85         ($0.01)        $0.84

Balance Sheet
     Accrued liabilities                                        $18,395         $1,168       $19,563
     Deferred tax asset                                          $7,654           $430        $8,084
     Retained earnings                                         $195,738          ($738)     $195,000


-----------------------------------------------------------------------------------------------------
                                                            2000          Adjustment       2000
January 28, 2001 (in thousands, execpt                   Previously        Increase     As Restated
     per share amounts)                                   Reported        (Decrease)
-----------------------------------------------------------------------------------------------------

Statement of Income
     Selling, general and administrative expenses              $171,269           $311      $171,580
     Net Income                                                 $10,867          ($197)      $10,670

Earnings per share
     Basic                                                        $0.65         ($0.02)        $0.63
     Diluted                                                      $0.65         ($0.02)        $0.63

Balance Sheet
     Accrued liabilities                                        $15,367           $802       $16,169
     Deferred tax asset                                         $10,486           $297       $10,783
     Retained earnings                                         $183,917          ($505)     $183,412

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

                                                             2001      2000
                                                          ---------  ---------

Reported net earnings                                      $14,426   $ 10,670
    Add: Goodwill amortization, net of income taxes            244        244
                                                          ---------  ---------
    Adjusted net earnings                                  $14,670   $ 10,914
                                                          =========  =========

Basic net earnings per share                               $   .88    $   .65
                                                          =========  =========

Diluted net earnings per share                             $   .85    $   .65
                                                          =========  =========

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

Note 4 - Property and Equipment (in thousands)
                                                       2002           2001
                                                  --------------  --------------

Buildings and improvements                         $     14,025    $     13,145
Leasehold improvements                                    9,847           7,872
Fixtures and equipment                                   55,867          50,850
Transportation equipment                                  1,775           1,743
Construction in progress                                 10,083           2,547
                                                  --------------  --------------
                                                         91,597          76,157
Accumulated depreciation and amortization               (53,409)        (48,770)
                                                  --------------  --------------
                                                         38,188          27,387
Land                                                      3,665           3,220
                                                  --------------  --------------
                                                   $     41,853    $     30,607
                                                  ==============  ==============

Note 5 - Accrued Liabilities (in thousands)

                                                        2002            2001
                                                  ---------------  -------------

Payroll and benefits                                $      7,161    $    6,516
Property taxes                                             4,172         3,987
Sales taxes                                                2,341         2,709
Current portion of reserve
 for closed stores (Note 13)                                 871           828
Other                                                      6,494         5,523
                                                  --------------   -------------
                                                    $     21,039    $   19,563
                                                  ===============  =============

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

Rent expense consists of the following (in thousands):

                                       2002          2001          2000
                                    -----------  ------------  ------------

Minimum rent                        $   31,661    $   31,070    $   30,780
Additional rent based on sales             342           342           222
                                    -----------  ------------  ------------
                                    $   32,003    $   31,412    $   31,002
                                    ===========  ============  ============

Minimum rental payments as of February 2, 2003 are as follows (in thousands):

          Fiscal Year
          2003                                            $     28,775
          2004                                                  25,764
          2005                                                  23,211
          2006                                                  19,772
          2007                                                  14,677
          Thereafter                                            34,347
                                                         --------------
          Total minimum lease payments                    $    146,546
                                                         ==============

Note 8 - Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):


                                             2002       2001       2000
                                          ---------  ---------   --------
Currently payable
    Federal                                $ 7,097    $ 6,877    $ 4,965
    State                                      418        405        328
                                             7,515      7,282      5,293
                                          ---------  ---------   --------
Deferred
    Current                                    110     (1,757)     1,288
    Noncurrent                               3,618      2,699       (509)
                                          ---------  ---------   --------
                                             3,728        942        779
                                          ---------  ---------   --------
                                           $11,243    $ 8,224    $ 6,072
                                          =========  =========   ========

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

The current deferred tax assets (liabilities) are comprised of the following (in thousands):
                                                          2002           2001
                                                     ------------   ------------
Current deferred tax assets
    Inventory valuation methods                       $      868    $     1,225
    Accrual for medical insurance                            729            727
    Accrual for workers' compensation                        473            359
    Other items                                              555            807
                                                     ------------   ------------
      Gross current deferred tax assets                    2,625          3,118
Current deferred tax liabilities
    Inventory markup                                      (5,703)        (6,087)
                                                     ------------   ------------
                                                     $    (3,078)   $    (2,969)
                                                     ============   ============


The net noncurrent deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                2002      2001
                                                              --------  --------
Noncurrent deferred tax assets
    Postretirement benefits other than pensions               $ 7,643   $ 7,939
    Accrual for store closing costs                               319       436
    Difference in recognition of restricted stock expense       1,422     1,047
    Deferred compensation liability                             1,036       994
    Other deferred deduction items                              1,026       447
                                                              --------  --------
      Gross noncurrent deferred tax assets                     11,446    10,893
Noncurrent deferred tax liabilities
    Depreciation                                                 (715)     (670)
    Pension payment in excess of required contribution         (6,266)   (2,139)
                                                              --------  --------
                                                              $ 4,465   $ 8,084
                                                              ========  ========

The ultimate realization of a significant portion of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions.

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

                                                  2002      2001     2000
                                              ----------  --------  -------

Statutory Federal income tax rate                 35.0%     35.0%    35.0%
State income taxes, net of Federal
 income tax effect                                 1.3       1.3      1.5
ther                                                 -         -      (.2)
                                              ----------  --------  -------
Effective tax rate                                36.3%     36.3%    36.3%
                                              ==========  ========  =======

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

A summary of activity in the plans for the years ended February 2, 2003, February 3, 2002 and January 28, 2001 follows:

                               2002                           2001                                 2000
-------------------------------------------------------------------------------------------------------------------------
                                       Weighted                           Weighted                              Weighted
                                        Average                            Average                               Average
                                       Exercise                           Exercise                              Exercise
                        Options         Price          Options             Price            Options              Price
-------------------------------------------------------------------------------------------------------------------------

Outstanding at
  beginning of year    2,926,450        $  9.09        3,121,500         $    8.83         2,669,500         $     9.84

Granted                  461,900        $ 18.04          488,200         $    7.50           588,100         $     4.25

Canceled                 (50,125)       $  9.80         (104,200)        $    8.13          (136,100)        $     8.91

Exercised             (1,141,975)       $  9.30         (579,050)        $    6.53                 -                -
                     -------------                   --------------                      ---------------

Outstanding
  at end of year       2,196,250        $ 10.82        2,926,450         $    9.07         3,121,500         $     8.83
                     =============                   =============                       ===============
Exercisable
  at end of year       1,400,600        $  9.30        2,182,600         $   10.00         2,317,150         $    10.25
                     =============                   =============                       ===============

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


                                     Options Outstanding                              Options Exercisable
-------------------------------------------------------------------------------------------------------------------
                                            Weighted         Weighted                                  Weighted
                            Number           Average         Average                 Number             Average
     Range of            Outstanding        Remaining        Exercise             Exercisable          Exercise
  Exercise Prices         at 2/2/03        Life (Years)       Price                at 2/2/03             Price
-------------------------------------------------------------------------------------------------------------------

     $4.25 to $5.81         378,950          7.01         $     4.78                378,950         $     4.78
     $7.50 to $8.13         659,650          6.23         $     7.72                316,300         $     7.96
    $9.18 to $12.63         398,350          4.33         $    11.68                397,950         $    11.68
   $13.13 to $14.25         307,000          4.37         $    13.16                307,000         $    13.16
   $15.05 to $18.09         452,300          9.36         $    18.04                    400         $    18.09
                         -------------                                           -----------
                          2,196,250                                               1,400,600
                         =============                                           ===========

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

The following table sets forth changes in the projected benefit obligation and changes in the fair value of plan assets (in thousands):

                                                     2002              2001
                                               ---------------  ----------------
Change in projected benefit obligation
Benefit obligation at beginning of year           $   48,435        $     3,745
Service costs                                          2,214              1,955
Interest costs                                         3,542              3,238
Benefits paid                                         (2,346)            (2,263)
Actuarial adjustments                                  4,837              1,760
                                               ---------------  ----------------
Benefit obligation at end of year                 $   56,682        $    48,435
                                               ===============  ================

Change in plan assets
Fair value of plan assets at beginning of year    $   44,792        $    48,503
Actual return on plan assets                          (5,681)            (2,664)
Employer contributions                                17,428              1,216
Benefits paid                                         (2,346)            (2,263)
                                               ---------------  ----------------
Fair value of plan assets at end of year          $   54,193        $    44,792
                                               ===============  ================

The funded status and the amounts recognized in Hancock's consolidated balance sheet for defined benefit plans based on an actuarial valuation as of the measurement dates of December 31, 2002 and 2001 are as follows (in thousands):

                                                      2002             2001
                                               ---------------  ----------------

Funded status                                    $    (2,489)       $    (3,643)
Prior service cost                                       328                403
Actuarial adjustment                                  20,990              6,664
                                               ---------------  ----------------
Prepaid benefit cost                             $    18,829        $     3,424
                                               ===============  ================



Plan assets include fixed income and equity funds, comprising corporate and government debt securities as well as common stock. The unrecognized net transition asset was amortized over 15 years beginning in 1986.

Net periodic pension costs include the following components (in thousands):


                                  2002              2001               2000
                            ----------------   ---------------  ----------------

Service cost                   $     2,214       $     1,955        $     1,898
Interest cost                        3,542             3,238              2,985
Expected return on plan assets      (4,112)           (4,430)            (4,485)
Amortization and deferrals             101               107               (399)
Net loss                               279                 -                  -
                            ----------------   ---------------  ----------------
Net periodic pension cost      $     2,024        $      870        $        (1)
                            ================   ===============  ================

Actuarial assumptions used in the period-end valuations were as follows:
                                               2002          2001        2000
                                            -----------  ----------   ----------

Discount rate                                  6.75%        7.25%        7.50%
Rate of increase in compensation levels        4.00%        4.00%        4.25%
Expected long-term rate of return on assets    8.75%        9.25%        9.25%


Postretirement Benefits Other Than Pensions. Certain health care benefits are provided by Hancock to substantially all retired employees hired before January 1, 2003 with more than 15 years of credited service while insured under the Company's insurance program. The following table sets forth the changes in the projected benefit obligation (in thousands):

                                                     2002               2001
                                               ---------------  ----------------
Change in projected benefit obligation
Benefit obligation at beginning of year          $    11,874        $    13,792
Service costs                                            485                635
Interest costs                                           852              1,027
Benefits paid                                           (500)              (549)
Actuarial adjustments                                  1,020             (3,031)
                                               ---------------  ----------------
Benefit obligation at end of year                $    13,731        $    11,874
                                               ===============  ================

The Company currently contributes to the plan as benefits are paid. The funded status and the amounts recognized in Hancock's consolidated balance sheet for other postretirement benefits based on an actuarial valuation as of the measurement dates of December 31, 2002 and 2001 are as follows (in thousands):


                                            2002               2001
                                       ----------------   ----------------

Funded status                             $    (13,731)      $    (11,874)
Prior service cost                              (2,173)            (2,423)
Actuarial adjustments                           (6,072)            (7,574)
                                       ----------------   ----------------
Accrued benefit cost                      $    (21,976)      $    (21,871)
                                       ================   ================

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

Net periodic postretirement benefit costs included the following (in thousands):

                                                  2002        2001       2000
                                               ---------  -----------  ---------

Service cost                                    $  485     $    635    $ 598
Interest cost                                      852        1,027      940
Amortization and deferrals                        (732)        (520)    (551)
                                               ---------  -----------  ---------
Net periodic postretirement costs               $  605     $  1,142    $ 987
                                               =========  ===========  =========

Hancock's policy is to fund claims as incurred. Claims paid in 2002, 2001 and 2000 totaled $500,000, $549,000 and $568,000, respectively.

Note 11 - Earnings per Share

A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share data):

                                                         Years Ended
---------------------------------------------------------------------------------------------------------------------
                       February 2, 2003                February 3, 2002                January 28, 2001
---------------------------------------------------------------------------------------------------------------------
                        Net               Per Share      Net               Per Share     Net               Per Share
                      Earnings   Shares     Amount    Earnings   Shares     Amount    Earnings    Shares    Amount
---------------------------------------------------------------------------------------------------------------------
Basic EPS
Earnings available to
  common shareholders  $19,728   17,847     $  1.11    $14,426   16,763       $  .86   $10,670    16,810      $  .63

Effect of Dilutive
  Securities
Stock options                       607                             354                                5
Restricted stock                    435                              70                                -
                                -------    --------   --------  -------       ------   -------   -------     -------
Diluted EPS
Earnings available to
  common shareholders
  plus conversions     $19,728   18,889     $  1.04    $14,426   17,187       $  .84   $10,670    16,815      $ .63
                      ========  =======    ========   ========  =======       ======   =======   =======     =======

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

The 2001 and 2002 activity in the reserve is as follows (in thousands):

                                       Addition to   Addition
                          Beginning  (Reduction in) to Imputed          End of
                           of Year       Reserve     Interest  Payments  Year
                         ----------  -------------- ---------- -------- ------
2001
    Lease obligations     $ 4,076       $ 128         $ 198    $(1,518) $2,884
                         ==========  ============== ========== ======== ======

2002
    Lease obligations     $ 2,884       $(284)        $ 159    $(1,010) $1,749
                         =========== ============== ========== ======== ======

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

As discussed in Note 2 to the consolidated financial statements, the Company restated its financial statements to correct for a billing error with respect to the Company's self-insurance reserves.

PricewaterhouseCoopers, LLP

Memphis, Tennessee
March 7, 2003 except for "Restatement of previously issued financial statements" within Note 2 which is as of June 11, 2003.

Five-Year Summary of Significant Financial Information

---------------------------------------------------------------------------------------------------------------------
(in thousands, except per
    share and store amounts                          2002          2001           2000         1999         1998
---------------------------------------------------------------------------------------------------------------------
Sales                                               $ 438,287     $ 411,857      $ 385,245    $ 381,572    $ 392,303
Earnings before income taxes                           30,971        22,650         16,742       10,491        5,529
Net earnings                                           19,728        14,426         10,670        6,713        3,517
Earnings per common share
    Basic                                                1.11           .86            .63          .37          .18
    Diluted                                              1.04           .84            .63          .37          .18
Total assets                                          225,510       195,979        193,026      195,745      192,531
Capital expenditures                                   17,089        10,478          4,041        8,017        8,839
Long- and short-term indebtedness                           -             -         16,000       31,000       29,000
Common shareholders' equity                           124,231        99,865         82,047       76,559       76,947
---------------------------------------------------------------------------------------------------------------------

Common shares outstanding, net                         19,050        18,236         17,285       18,652       18,595
Stores in operation                                       430           439            443          453          462


Quarterly Financial Data (unaudited)
-------------------------------------------------------------------------------------------------------------
Years ended  February 2, 2003 and  February  3, 2002 (in  thousands,  except per share amounts)

                                                                                    Per Common Share
                                                                      ---------------------------------------
                                                                           Net Earnings*
                                         Gross           Net          -----------------------       Cash
                           Sales         Profit        Earnings        Basic         Diluted       Dividend
-------------------------------------------------------------------------------------------------------------
2002
    First Quarter          $ 104,054     $  52,535      $   3,691       $    .21      $    .20       $   .08
    Second Quarter            92,676        47,551          1,485            .08           .08           .08
    Third Quarter            112,933        57,290          5,756            .32           .31           .08
    Fourth Quarter           128,624        66,537          8,796            .49           .47           .08
-------------------------------------------------------------------------------------------------------------
                           $ 438,287     $ 223,913      $  19,728       $   1.11      $   1.04       $   .32
=============================================================================================================

2001
    First Quarter          $  97,616     $  48,419      $   2,430       $    .15      $    .15       $   .04
    Second Quarter            86,815        43,723            532            .03           .03           .04
    Third Quarter            103,753        52,074          3,670            .22           .21           .04
    Fourth Quarter           123,673        66,326          7,794            .46           .43           .04
-------------------------------------------------------------------------------------------------------------
                           $ 411,857     $ 210,542      $  14,426       $    .86      $    .84       $   .16
=============================================================================================================

* Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.

Eleven-Year Summary
(dollars in thousands)

Eleven-Year Summary                                         Earnings
(dollars in thousands)                                       Before
                                               LIFO         Interest       Net                      Number
                                 Gross        Credit          and        Interest         Net          of
    Year           Sales        Profit       (Charge)        Taxes       Expense       Earnings     Stores
---------------------------------------------------------------------------------------------------------------
    2002          $ 438,287     $ 223,913   $  1,525      $  31,235    $   264      $  19,728         430
    2001            411,857       210,542       (125)        23,817      1,167         14,426         439
    2000            385,245       195,834       (650)        18,965      2,223         10,670         443
    1999            381,572       185,871        475         12,871      2,380          6,713         453
    1998            392,303       190,782        300          6,802      1,273          3,517 (1)     462
    1997            381,910       186,764        700         24,947        162         15,289         481
    1996            378,218       183,325     (2,505)        21,128        957         12,413         462
    1995            364,192       172,169     (3,016)        16,586      1,937          8,907         498
    1994            366,816       171,387       (500)        19,089      2,230         10,159         500
    1993            367,745       161,491     (6,600)        10,677      2,076          5,399         500
    1992            380,375       173,075     (6,998)        21,472      2,367         12,118         482

(1) Net earnings in 1998 included a net charge of $6,349,000 related principally to net lease obligations for stores closed at January 31, 1999 and stores committed to closing in fiscal 1999.


                                                                      Exhibit 23

                       Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-17215, 33-29138, 33-55419, 333-32295, 333-32299,
333-52788, and 333-69086) of our report dated March 7, 2003 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K/A.



PricewaterhouseCoopers

Memphis, Tennessee
June 18, 2003

                                                                    Exhibit 99.1

                    Certification of Chief Executive Officer
                       Pursuant to 18 U.S.C. Section 1850

           I, Larry G. Kirk,  certify pursuant to 18 U.S.C.  Section 1850, that:
(1) The annual report on Form 10-K/A of Hancock Fabrics, Inc. ("Hancock") for the year ended February 2, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date: June 18, 2003

                                                  /s/ Larry G. Kirk
                                                  ---------------------------
                                                  Larry G. Kirk
                                                  Chairman of the Board
                                                  and Chief Executive Officer

                                                                    Exhibit 99.2

                    Certification of Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1850

           I, Bruce D. Smith,  certify pursuant to 18 U.S.C. Section 1850, that:
(1) The annual report on Form 10-K/A of Hancock Fabrics, Inc. ("Hancock") for the year ended February 2, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date: June 18, 2003

                                                  /s/ Bruce D. Smith
                                                  ------------------------------
                                                  Bruce D. Smith
                                                  Senior Vice President
                                                  and Chief Financial Officer