Form 10-Q
period 2003-08-03
HANCOCK FABRICS INC
filed 2003-09-15
CIK 812906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended August 3, 2003

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

As of August 3, 2003, the registrant had outstanding an aggregate of 18,695,682 shares of common stock, $.01 par value.

INDEX

Part I.  Financial Information:
                                                                   Page Numbers
  Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheet as of August 3, 2003
     and February 2, 2003                                                3

    Consolidated Statement of Earnings for the Thirteen
     Weeks and Twenty-six Weeks Ended August 3, 2003 and
     August 4, 2002                                                      4

    Consolidated Statement of Shareholders' Equity for the
     Twenty-six Weeks Ended August 3, 2003                               5

    Consolidated Statement of Cash Flows for the Twenty-six
     Weeks Ended August 3, 2003 and August 4, 2002                       6

    Notes to Consolidated Financial Statements                         7 - 10

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                10 - 13

  Item 3.  Quantitative and Qualitative Disclosures about
   Market Risks                                                         13

  Item 4.  Controls and Procedures                                      13

Part II.  Other Information:

  Item 4. Submission of Matters to a Vote of Security Holders           14

  Item 6.  Exhibits and Reports on Form 8-K                             14

Signature                                                               14

PART I.  FINANCIAL INFORMATION


HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

------------------------------------------------------------------------------------------
(in thousands, except for share and per share amounts)           August 3,      February 2,
                                                                   2003            2003
------------------------------------------------------------------------------------------

Assets
Current assets:
    Cash and cash equivalents                                      $3,156          $4,589
    Receivables, less allowance for doubtful accounts                 978           1,100
    Inventories                                                   150,801         144,061
    Prepaid expenses                                                3,295           2,570
------------------------------------------------------------------------------------------
    Total current assets                                          158,230         152,320

Property and equipment, at depreciated cost                        45,163          41,853
Deferred tax asset                                                  4,465           4,465
Pension payment in excess of required contribution                 17,383          18,829
Goodwill                                                            4,480           4,480
Other assets                                                        3,522           3,563
------------------------------------------------------------------------------------------

    Total assets                                                 $233,243        $225,510
==========================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                              $35,164         $44,357
    Accrued liabilities                                            17,074          21,039
    Deferred tax liabilities                                        3,078           3,078
    Income taxes                                                    2,034           5,089
------------------------------------------------------------------------------------------
    Total current liabilities                                      57,350          73,563

Long-term debt obligations                                         28,000               0
Postretirement benefits other than pensions                        22,204          21,976
Reserve for store closings                                            628             878
Other liabilities                                                   4,949           4,862
------------------------------------------------------------------------------------------
    Total liabilities                                             113,131         101,279
------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares
   authorized; 31,783,582 and 31,481,715 issued and outstanding,
   respectively                                                       318             315
  Additional paid-in capital                                       68,121          63,805
  Retained earnings                                               210,572         208,659
  Treasury stock, at cost, 13,087,900 and 12,431,937
   shares held, respectively                                     (151,809)       (142,545)
  Deferred compensation on restricted stock
   incentive plan                                                  (7,090)         (6,003)
------------------------------------------------------------------------------------------
    Total shareholders' equity                                    120,112         124,231
------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                   $233,243        $225,510
==========================================================================================

See accompanying notes to consolidated financial statements.


HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

------------------------------------------------------------------------------------------------------------------------------
(in thousands, except                                     Thirteen Weeks Ended                 Twenty-six Weeks Ended
 per share amounts)                              -----------------------------------------------------------------------------
                                                       August 3,            August 4,         August 3,          August 4,
                                                         2003                 2002             2003                2002
------------------------------------------------------------------------------------------------------------------------------

Sales                                                     $96,103              $92,676         $203,739            $196,730
Cost of goods sold                                         46,334               45,125           99,231              96,644
------------------------------------------------------------------------------------------------------------------------------

  Gross profit                                             49,769               47,551          104,508             100,086
------------------------------------------------------------------------------------------------------------------------------

Expenses (income)
  Selling, general and administrative                      45,544               43,800           92,364              89,180
  Depreciation and amortization                             1,585                1,343            3,037               2,675
  Interest expense                                            180                   94              274                 154
  Interest income                                             (17)                 (19)             (34)                (50)
------------------------------------------------------------------------------------------------------------------------------
  Total operating and interest expenses                    47,292               45,218           95,641              91,959
------------------------------------------------------------------------------------------------------------------------------

Earnings before taxes                                       2,477                2,333            8,867               8,127
Income taxes                                                  900                  848            3,219               2,951
------------------------------------------------------------------------------------------------------------------------------

Net earnings and comprehensive income                      $1,577               $1,485           $5,648              $5,176
==============================================================================================================================

Earnings per share
      Basic                                                 $0.09                $0.08            $0.32               $0.29
      Diluted                                               $0.09                $0.08            $0.31               $0.27

==============================================================================================================================

Weighted average shares outstanding
      Basic                                                17,515               18,042           17,652              17,818
      Diluted                                              18,345               19,064           18,452              18,907

==============================================================================================================================

Dividends per share                                         $0.10                $0.08            $0.20               $0.16
==============================================================================================================================

See accompanying notes to consolidated financial statements.


HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for                                  Additional                                                   Total
  number of shares)                       Common Stock      Paid-in   Retained     Treasury Stock      Deferred      Shareholders'
                                   ------------------------                    ----------------------  Compensation     Equity
                                      Shares      Amount    Capital   Earnings    Shares      Amount

----------------------------------------------------------------------------------------------------------------------------------
Twenty-six weeks ended August 3, 2003
----------------------------------------------------------------------------------------------------------------------------------

Balance February 2, 2003             31,481,715       $315   $63,805  $208,659 (12,431,937)($142,545)       ($6,003)     $124,231
Net earnings                                                             5,648                                              5,648
Cash dividend - $.10 per
 share on a quarterly basis                                             (3,735)                                            (3,735)
Issuance of restricted stock            149,000          1     2,359                                         (2,360)
Cancellation of restricted stock        (34,600)                (307)                                           307
Amortization and vesting of
 deferred compensation on restricted
 stock incentive plan                                             97                                            966         1,063
Purchase of treasury stock                                                        (655,963)   (9,264)                      (9,264)
Issurance of shares as compensation
  for professional services                 982                   15                                                           15
Issuance of shares under directors'
  stock plan                              5,910                   90                                                           90
Exercise of stock options               180,575          2     2,062                                                        2,064

----------------------------------------------------------------------------------------------------------------------------------

Balance August 3, 2003               31,783,582       $318   $68,121  $210,572 (13,087,900)($151,809)       ($7,090)     $120,112
==================================================================================================================================

See accompanying notes to consolidated financial statements.


HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
--------------------------------------------------------------------------------------
(in thousands)
                                                           Twenty-six Weeks Ended
                                                        ------------------------------
                                                             August 3,      August 4,
                                                               2003            2002
--------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                 $5,648          $5,176
  Adjustments to reconcile net earnings to cash
    flows from operating activities:
       Depreciation and amortization                            3,037           2,675
       LIFO                                                      (200)           (500)
       Amortization of deferred compensation on
         restricted stock incentive plan                          966           1,087
       Interest expense on closed store accrual                    67              84
       Issuance of shares as compensation for                      15              10
        professional services
  (Increase) decrease in assets:
      Receivables and prepaid expenses                           (603)         (1,265)
      Inventory at current cost                                (6,540)         (5,900)
      Pension payment in excess of required contribution        1,446             874
      Other noncurrent assets                                      41             401
  Increase (decrease) in liabilities:
      Accounts payable                                         (9,193)           (636)
      Accrued liabilities                                      (3,965)         (3,155)
      Current income tax obligations                           (2,958)         (3,408)
      Postretirement benefits other than pensions                 228              35
      Reserve for store closings                                 (317)           (555)
      Other liabilities                                            87            (217)

--------------------------------------------------------------------------------------
     Net cash used in operating activities                    (12,241)         (5,294)
--------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                          (6,347)        (12,091)
--------------------------------------------------------------------------------------
     Net cash used in investing activities                     (6,347)        (12,091)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings on revolving
    credit agreement                                           28,000          11,000
  Purchase of treasury stock                                   (9,264)         (6,110)
  Issuance of shares under directors' stock plan                   90              89
  Exercise of stock options                                     2,064          12,196
  Cash dividends paid                                          (3,735)         (3,038)
--------------------------------------------------------------------------------------
     Net cash provided by financing activities                 17,155          14,137
--------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                          (1,433)         (3,248)

Cash and cash equivalents:
  Beginning of period                                           4,589           6,914
--------------------------------------------------------------------------------------
  End of period                                                $3,156          $3,666
======================================================================================
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                     $156             $48
    Income taxes                                               $5,809          $3,309
======================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hancock Fabrics, Inc. ("Hancock" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring entries) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 2, 2003 incorporated into the Company's Annual Report on Form 10-K/A.

The results of operations for the thirteen and twenty-six week periods are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - STOCK OPTIONS

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


                                                              Thirteen Weeks Ended              Twenty-six Weeks Ended
                                                        ---------------------------------  ---------------------------------
                                                           August 3,       August 4,          August 3,        August 4,
                                                             2003             2002               2003            2002
                                                        --------------  -----------------  ---------------   ---------------
Net earnings, as reported                                   $1,577          $1,485             $5,648           $5,176
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                  (262)           (149)              (424)            (259)
                                                        --------------  -----------------  ---------------   ---------------
Pro forma net earnings                                      $1,315          $1,336             $5,224           $4,917
                                                        ==============  =================  ===============   ===============

Earnings per share:
     Basic - as reported                                      $0.09          $0.08               $0.32            $0.29
                                                        ==============  =================  ===============   ===============
     Basic - pro forma                                        $0.08          $0.07               $0.30            $0.28
                                                        ==============  =================  ===============   ===============

     Diluted - as reported                                    $0.09          $0.08               $0.31            $0.27
                                                        ==============  =================  ===============   ===============
     Diluted - pro forma                                      $0.07          $0.07               $0.28            $0.26
                                                        ==============  =================  ===============   ===============

NOTE 3 - EARNINGS PER SHARE

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


COMPUTATION OF EARNINGS PER SHARE
(unaudited)
 -------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for share and                                    Thirteen Weeks Ended        Twenty-six Weeks Ended
 per share amounts)                                                  -----------------------------------------------------------
                                                                     August 3,    August 4,       August 3,       August 4,
                                                                       2003         2002            2003             2002
-------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:

  Net earnings                                                           $1,577       $1,485            $5,648          $5,176
                                                                    ============ ============  ================ ===============

  Weighted average number of common shares outstanding during        17,514,570   18,042,472        17,652,365      17,818,325
   period                                                           ============ ============  ================ ===============

Basic earnings per share                                                  $0.09        $0.08             $0.32           $0.29
                                                                    ============ ============  ================ ===============

Diluted earnings per share:

  Net earnings                                                           $1,577       $1,485            $5,648          $5,176
                                                                    ============ ============  ================ ===============

  Weighted average number of common shares outstanding during        17,514,570   18,042,472        17,652,365      17,818,325
   period

   Stock options                                                        468,503      634,845           455,644         701,345

   Restricted stock and deferred stock units                            361,765      386,646           344,381         387,684
                                                                    ------------ ------------  ---------------- ---------------

                                                                     18,344,838   19,063,963        18,452,390      18,907,354
                                                                    ============ ============  ================ ===============

Diluted earnings per share                                                $0.09        $0.08             $0.31           $0.27
                                                                    ============ ============  ================ ===============

Weighted average common stock equivalents not included in EPS
  (stock options) because the effect would be anti-dilutive             430,559      264,011           436,863         132,006
                                                                    ============ ============  ================ ===============

NOTE 4 - RESERVE FOR STORE CLOSINGS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs.

At August 3, 2003, the total reserve balance included in current and noncurrent liabilities was $1,499,000, which represents the present value of the future net lease obligations required for the locations which have been closed. The 2003 activity in the reserve is as follows (in thousands):



                      February 2,     Additions to                               August 3,
                          2003          Reserve         Interest    Payments       2003
                      -----------     ------------      --------    --------     ---------

Lease Obligations        $1,749           $0              $67        ($317)       $1,499
                      ===========     ============      ========    ========     =========



NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement is effective for financial statements for fiscal years beginning after June 15, 2002. Hancock adopted SFAS 143 as of February 3, 2003, and there was no material impact on its financial statements.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002. This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, and it eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Hancock adopted SFAS 145 as of May 15, 2002 and February 3, 2003, and there was no material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Hancock adopted SFAS 146 as of January 1, 2003, and there was no material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. Hancock adopted SFAS No. 149 as of July 1, 2003, and there was no impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise for interim periods beginning after June 15, 2003. The Company does not believe that this standard will have a significant effect on its financial position or results of operations.

During January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. Because Hancock does not hold an interest in an entity governed by the pronouncement, adoption of this pronouncement had no impact on the Company's financial statements.

During 2002, the EITF reached a consensus on Issue 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a
Vendor". EITF Issue 02-16 addresses the accounting treatment for vendor allowances and co-operative advertising programs and is effective for agreements modified or entered into after January 1, 2003. Hancock adopted EITF Issue 02-16 as of February 3, 2003, and there was no impact on its financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its warehouse and distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions dictate. Hancock opened 8 stores and closed 8 stores during the thirteen weeks ended August 3, 2003, resulting in a total of 431 stores at quarter end.

During the twenty-six weeks ended August 3, 2003, net earnings of $5.6 million, borrowings of $28 million, proceeds from stock option exercises totaling $2.1 million and existing cash of $1.4 million were used to fund a $6.5 million seasonal increase in inventory, $9.3 million of treasury stock purchases, $3.7 million in cash dividends, a $13.2 million decrease in accounts payable and accrued liabilities and $6.3 million in additions to property and equipment. At August 3, 2003, Hancock had outstanding debt of $28 million, or 18.9% of total capitalization, compared to $11 million, or 9% of total capitalization at August 4, 2002.

RESULTS OF OPERATIONS

Thirteen weeks ended August 3, 2003 compared to thirteen weeks ended August 4, 2002

Net earnings were $1.6 million, or $.09 per diluted share, compared with $1.5 million, or $.08 per diluted share, in the same period of the prior year. Earnings were influenced by higher sales and a higher gross margin than last year.

Sales increased to $96.1 million from $92.7 million in the second quarter of last year, as the result of an increase of 3.8% in comparable store sales driven primarily by a higher average ticket. Sales benefited from the continued repositioning of the store base, the remerchandising of Hancock's product mix and efforts to appeal to a more diverse customer base. The store repositioning strategy has consisted of closing smaller, low potential stores that were often located too close together, while opening or acquiring larger stores spaced farther apart to better support the expanded product offering within Hancock's core merchandise competency. Gross margins increased to 51.8% from 51.3% last year as a result of the shift in the merchandise mix towards more higher-margin home decorating products and Hancock's efforts to control promotional activities. This increase was partially offset by a decrease in the second quarter LIFO credit from $500,000 in 2002 to $200,000 this year resulting from less product cost deflation in 2003.

Selling, general and administrative expenses as a percentage of sales were 47.4% compared to 47.3% in the second quarter of 2002. Expense leverage from comparable store sales increases was offset partially by higher costs resulting from certain start-up activities at the new distribution center. As Hancock continues to transfer its warehousing and distribution activities to the new facility over the next three to four quarters, costs will tend to be higher than the prior comparable periods due to some duplication of expenses. In addition, insurance and pension costs were higher in this year's second quarter.

Interest expense was higher due to average debt outstanding totaling $25 million during the second quarter of this year versus $5 million during the same quarter of 2002.

Twenty-six weeks ended August 3, 2003 compared to twenty-six weeks ended August 4, 2002

Net earnings were $5.6 million, or $.31 per diluted share, compared with $5.2 million, or $.27 per diluted share, in the same period of the prior year. Earnings were influenced by higher sales and a higher gross margin than last year.

Sales increased to $203.7 million from $196.7 million in the first half of 2002, as the result of an increase of 4.0% in comparable store sales driven primarily by a higher average ticket. Sales benefited from the continued repositioning of the store base, the remerchandising of Hancock's product mix and efforts to appeal to a more diverse customer base. Gross margins increased to 51.3% from 50.9% last year as a result of the shift in the merchandise mix towards more higher-margin home decorating products and Hancock's efforts to control promotional activities. This increase was partially offset by a decrease in the second quarter LIFO credit from $500,000 in 2002 to $200,000 this year resulting from less product cost deflation in 2003.

Selling, general and administrative expenses as a percentage of sales remained at 45.3% for the first half of the year. Expense leverage from comparable store sales increases was offset by higher costs resulting from certain start-up activities at the new distribution center. As Hancock continues to transfer its warehousing and distribution activities to the new facility over the next three to four quarters, costs will tend to be higher than the prior comparable periods due to some duplication of expenses. In addition, insurance and pension costs were higher in the first half of this year.

Interest expense increased due to a higher level of outstanding debt throughout the twenty-six weeks of 2003 versus 2002.

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

OFF-BALANCE SHEET ARRANGEMENTS

Hancock has no off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Hancock has an arrangement to secure up to $5 million in letters of credit. At August 3, 2003, Hancock had commitments of $1.8 million on issued letters of credit which support purchase orders for merchandise to be imported. Hancock also has a $3.5 million standby letter of credit to guarantee payment of potential future workers' compensation claims. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2022.

Hancock has no standby repurchase obligations or guarantees of other entities' debt.

EFFECTS OF INFLATION

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to Federal and State minimum wage requirements; accordingly, any increases will affect Hancock. In addition, payroll taxes, employee benefits and other employee costs continue to increase. Health insurance and workers compensation insurance costs, in particular, continue to rise at an unsettling rate in the United States each year, and higher employer contributions to Hancock's pension plan have been necessary recently in light of weaker investment returns. Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase. Property and casualty insurance premiums are now increasing substantially after several years of soft pricing in the insurance industry. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. During the first half of 2003 and 2002, decreases in the PPI resulted in LIFO credits of $200,000 and $500,000, respectively.

SEASONALITY

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 5 of Notes to Consolidated Financial Statements, above, for the effect of recent accounting pronouncements on Hancock.

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risks

Hancock does not hold derivative financial or commodity instruments at August 3, 2003. Hancock is exposed to financial market risks, including changes in interest rates. All borrowings under Hancock's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect Hancock's results. All of Hancock's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on Hancock, and they are not expected to in the foreseeable future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Hancock carried out an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report under the supervision and with the participation of its management, including its chief executive officer and chief financial officer. Based on that evaluation, Hancock's chief executive officer and chief financial officer have concluded that its disclosure controls and procedures are effective to ensure that material information relating to Hancock, including its consolidated subsidiaries, is made known to them by others within such entities, particularly during the period in which this report was prepared, in order to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

There was no change in Hancock's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION:

Item 4: Submission of Matters to a Vote of Security Holders

Incorporated by reference to Item 4, Part II of Hancock Fabrics, Inc. Quarterly Report on Form 10-Q filed June 18, 2003.

Item 6:  Exhibits and Reports on Form 8-K

 (a)  Exhibits

    22    Submission  of  Matters  to  a  Vote  of  Security  Holders*
    31.1  Certification of Chief Executive  Officer
    31.2  Certification of Chief Financial  Officer
    32 Certification of Chief Executive Officer and Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*Incorporated by reference to Item 4, Part II of Hancock Fabrics, Inc. Quarterly Report on Form 10-Q filed June 18, 2003.

 (b)  Reports on Form 8-K

          Current Report on Form 8-K filed June 12, 2003 regarding workers compensation claims.
          Current Report on Form 8-K filed May 20, 2003 announcing quarterly earnings.

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

                                                     HANCOCK FABRICS, INC.
                                                         (Registrant)

                                                     By:  /s/ Bruce D. Smith
                                                         ----------------------
                                                          Bruce D. Smith

                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)


September 15, 2003

                                                                   Exhibit 31.1

                    Certification of Chief Executive Officer


I, Larry G. Kirk, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hancock Fabrics, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

       a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

       a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  September 15, 2003


/s/ Larry G. Kirk
-----------------------

Larry G. Kirk
Chairman of the Board and Chief Executive Officer

                                                                   Exhibit 31.2

                    Certification of Chief Financial Officer


I, Bruce D. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hancock Fabrics, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

       a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

       a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  September 15, 2003

/s/ Bruce D. Smith
-------------------------

Bruce D. Smith
Senior Vice President and
Chief Financial Officer

                                                                     Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1350

Each of the undersigned, Larry G. Kirk and Bruce D. Smith, certifies pursuant 18 U.S.C. Section 1350, that: (1) this quarterly report on Form 10-Q of Hancock Fabrics, Inc. ("Hancock") for the quarter ended August 3, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date:  September 15, 2003

/s/ Larry G. Kirk
-----------------

Larry G. Kirk
Chairman of the Board and Chief Executive Officer


/s/ Bruce D. Smith
------------------

Bruce D. Smith
Senior Vice President and Chief Financial Officer