Form 10-Q
period 2003-11-02
HANCOCK FABRICS INC
filed 2003-12-12
CIK 812906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended November 2, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ___       ___

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X     No
                                                ___       ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of November 2, 2003, the registrant had outstanding an aggregate of 18,790,531 shares of common stock, $.01 par value.

INDEX

Part I.  Financial Information:
                                                                   Page Numbers
  Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheet as of November 2, 2003
     and February 2, 2003                                                 3

    Consolidated Statement of Earnings for the Thirteen
     Weeks and Thirty-nine Weeks Ended November 2, 2003
     and November 3, 2002                                                 4

    Consolidated Statement of Shareholders' Equity for the
     Thirty-nine Weeks Ended November 2, 2003                             5

    Consolidated Statement of Cash Flows for the Thirty-nine
     Weeks Ended November 2, 2003 and November 3, 2002                    6

    Notes to Consolidated Financial Statements                          7 - 10

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                 10 - 13

  Item 3.  Quantitative and Qualitative Disclosures about Market
   Risks                                                                 13

  Item 4.  Controls and Procedures                                       14

Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K                              14

Signature                                                                14

PART I.  FINANCIAL INFORMATION

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)
------------------------------------------------------------------------------------------
(in thousands, except for share and per share amounts)          November 2,     February 2,
                                                                   2003            2003
------------------------------------------------------------------------------------------

Assets
Current assets:
    Cash and cash equivalents                                      $4,679          $4,589
    Receivables, less allowance for doubtful accounts               1,177           1,100
    Inventories                                                   151,895         144,061
    Prepaid expenses                                                2,810           2,570
------------------------------------------------------------------------------------------
    Total current assets                                          160,561         152,320

Property and equipment, at depreciated cost                        49,499          41,853
Deferred tax asset                                                  4,465           4,465
Pension payment in excess of required contribution                 16,660          18,829
Goodwill                                                            4,480           4,480
Other assets                                                        3,668           3,563
------------------------------------------------------------------------------------------
    Total assets                                                 $239,333        $225,510
==========================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                              $39,227         $44,357
    Accrued liabilities                                            18,064          21,039
    Deferred tax liabilities                                        3,078           3,078
    Income taxes                                                    3,929           5,089
------------------------------------------------------------------------------------------
    Total current liabilities                                      64,298          73,563

Long-term debt obligations                                         23,000               -
Postretirement benefits other than pensions                        22,292          21,976
Reserve for store closings                                            471             878
Other liabilities                                                   4,948           4,862
------------------------------------------------------------------------------------------
    Total liabilities                                             115,009         101,279
------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value; 80,000,000 shares authorized;
  31,878,669 and 31,481,715 issued and outstanding, respectively      319             315
  Additional paid-in capital                                       69,312          63,805
  Retained earnings                                               212,915         208,659
  Treasury stock, at cost, 13,088,138 and 12,431,937
   shares held, respectively                                     (151,813)       (142,545)
  Deferred compensation on restricted stock
   incentive plan                                                  (6,409)         (6,003)
------------------------------------------------------------------------------------------
    Total shareholders' equity                                    124,324         124,231
------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                   $239,333        $225,510
==========================================================================================

See accompanying notes to consolidated financial statements.


HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

---------------------------------------------------------------------------------------------------------------------------------
(in thousands, except                                       Thirteen Weeks Ended                 Thirty-nine Weeks Ended
  per share amounts)                             --------------------------------------------------------------------------------
                                                          November 2,          November 3,       November 2,        November 3,
                                                             2003                 2002              2003               2002
---------------------------------------------------------------------------------------------------------------------------------

Sales                                                      $112,699             $112,933         $316,438            $309,663
Cost of goods sold                                           55,274               55,643          154,505             152,287
---------------------------------------------------------------------------------------------------------------------------------
  Gross profit                                               57,425               57,290          161,933             157,376
---------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expense                  49,022               46,757          141,386             135,937
Depreciation and amortization                                 1,608                1,373            4,645               4,048
---------------------------------------------------------------------------------------------------------------------------------
  Operating income                                            6,795                9,160           15,902              17,391
Other expense (income)
  Interest expense                                              189                  148              463                 302
  Interest income                                                (9)                 (23)             (43)                (73)
------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                  6,615                9,035           15,482              17,162
Income taxes                                                  2,401                3,279            5,620               6,230
------------------------------------------------------------------------------------------------------------------------------
Net earnings and comprehensive income                        $4,214               $5,756           $9,862             $10,932
=================================================================================================================================

Earnings per share
      Basic                                                   $0.24                $0.32            $0.56               $0.61
      Diluted                                                 $0.23                $0.31            $0.53               $0.58

=================================================================================================================================

Weighted average shares outstanding
      Basic                                                  17,673               17,843           17,659              17,826
      Diluted                                                18,560               18,773           18,509              18,877

=================================================================================================================================

Dividends per share                                           $0.10                $0.08            $0.30               $0.24
=================================================================================================================================

See accompanying notes to consolidated financial statements.


HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for
  number of shares)                      Common Stock      Additional             Treasury Stock                         Total
                                   ----------------------  Paid-in   Retained    ------------------     Deferred      Shareholders'
                                       Shares      Amount  Capital   Earnings    Shares      Amount   Compensation       Equity

----------------------------------------------------------------------------------------------------------------------------------
Thirty-nine weeks ended November 2, 2003
----------------------------------------------------------------------------------------------------------------------------------

Balance February 2, 2003             31,481,715       $315   $63,805  $208,659 (12,431,937)($142,545)       ($6,003)     $124,231
Net earnings                                                             9,862                                              9,862
Cash dividend - $.10 per
 share on a quarterly basis                                             (5,606)                                            (5,606)
Issuance of restricted stock            149,000          1     2,359                                         (2,360)
Cancellation of restricted stock        (41,500)                (359)                                           359
Amortization and vesting of
 deferred compensation on restricted
 stock incentive plan                                            133                                          1,595         1,728
Purchase of treasury stock                                                        (656,201)   (9,268)                      (9,268)
Issurance of shares as compensation
  for professional services               1,423                   22                                                           22
Issuance of shares under directors'
  stock plan                              8,631                  135                                                          135
Exercise of stock options               279,400          3     3,217                                                        3,220

----------------------------------------------------------------------------------------------------------------------------------

Balance November 2, 2003             31,878,669       $319   $69,312  $212,915 (13,088,138)($151,813)       ($6,409)     $124,324
==================================================================================================================================

See accompanying notes to consolidated financial statements.


HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
--------------------------------------------------------------------------------------
(in thousands)
                                                           Thirty-Nine Weeks Ended
                                                        ------------------------------
                                                           November 2,    November 3,
                                                              2003            2002
--------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                 $9,862         $10,932
  Adjustments to reconcile net earnings to cash
    flows from operating activities:
       Depreciation and amortization                            4,645           4,048
       LIFO                                                      (500)         (1,000)
       Amortization of deferred compensation on
        restricted stock incentive plan                         1,595           1,664
       Interest expense on closed store accrual                    98             123
       Gain on the disposition of real property                     -             691
       Issuance of shares as compensation for                      22              17
        professional services
  (Increase) decrease in assets:
      Receivables and prepaid expenses                           (317)         (1,181)
      Inventory at current cost                                (7,334)        (12,737)
      Pension payment in excess of required contribution        2,169            (980)
      Other noncurrent assets                                    (105)            548
  Increase (decrease) in liabilities:
      Accounts payable                                         (5,130)          3,084
      Accrued liabilities                                      (2,975)         (1,205)
      Current income tax obligations                           (1,027)            328
      Postretirement benefits other than pensions                 316              33
      Reserve for store closings                                 (505)           (717)
      Other liabilities                                            86            (454)
--------------------------------------------------------------------------------------
     Net cash provided by operating activities                    900           3,194
--------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                         (12,291)        (15,697)
  Proceeds from the disposition of real property                    -             993
--------------------------------------------------------------------------------------
     Net cash used in investing activities                    (12,291)        (14,704)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings on revolving
    credit agreement                                           23,000           7,000
  Purchase of treasury stock                                   (9,268)         (6,220)
  Issuance of shares under directors' stock plan                  135             134
  Exercise of stock options                                     3,220          12,814
  Cash dividends paid                                          (5,606)         (4,551)
--------------------------------------------------------------------------------------
     Net cash provided by financing activities                 11,481           9,177
--------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                   90          (2,333)

Cash and cash equivalents:
  Beginning of period                                           4,589           6,914
--------------------------------------------------------------------------------------
  End of period                                                $4,679          $4,581
======================================================================================
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                     $360            $136
    Income taxes                                               $5,732          $3,497
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

NOTE 2: STOCK OPTIONS

Stock options are accounted for using the methods prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of Hancock's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma information regarding net income and earnings per share as calculated under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, based on the options' estimated fair value net of tax at the grant dates, is presented below:


                                                         Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                   ---------------------------------   ---------------------------------
                                                      November 2,     November 3,        November 2,     November 3,
                                                         2003            2002               2003             2002
                                                   ---------------  ----------------   -------------   -----------------

Net earnings, as reported                          $       4,214    $       5,756      $      9,862    $     10,932
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                (265)           (174)              (689)           (433)
                                                   ---------------  ---------------    -------------   -----------------
Pro forma net earnings                             $       3,949    $       5,582      $      9,173    $     10,499
                                                   ===============  ===============    =============   =================

Earnings per share:
   Basic - as reported                                     $0.24            $0.32             $0.56           $0.61
                                                   ===============  ===============    =============   =================
   Basic - pro forma                                       $0.22            $0.31             $0.52           $0.59
                                                   ===============  ===============    =============   =================

   Diluted - as reported                                   $0.23            $0.31             $0.53           $0.58
                                                   ===============  ===============    =============   =================
   Diluted - pro forma                                     $0.21            $0.30             $0.50           $0.56
                                                   ===============  ===============    =============   =================

NOTE 3:  EARNINGS PER SHARE

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


COMPUTATION OF EARNINGS PER SHARE
(unaudited)
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for share and                                    Thirteen Weeks Ended        Thirty-nine Weeks Ended
  per share amounts)                                                -----------------------------------------------------------
                                                                     November 2,  November 3,     November 2,     November 3,
                                                                        2003         2002            2003             2002
-------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:

  Net earnings                                                           $4,214       $5,756            $9,862         $10,932
                                                                    ============ ============  ================ ===============

  Weighted average number of common shares outstanding during
    period                                                           17,673,313   17,842,533        17,659,362      17,826,394
                                                                    ============ ============  ================ ===============

Basic earnings per share                                                  $0.24        $0.32             $0.56           $0.61
                                                                    ============ ============  ================ ===============

Diluted earnings per share:

  Net earnings                                                           $4,214       $5,756            $9,862         $10,932
                                                                    ============ ============  ================ ===============

  Weighted average number of common shares outstanding during
    period                                                           17,673,313   17,842,533        17,659,362      17,826,394

   Stock options                                                        440,456      516,155           450,581         639,166

   Restricted stock and deferred stock units                            446,102      414,347           398,718         411,220
                                                                    ------------ ------------  ---------------- ---------------
  Weighted average number of common shares outstanding during
    period adjusted for dilutive securities                          18,559,871   18,773,035        18,508,661      18,876,780
                                                                    ============ ============  ================ ===============

Diluted earnings per share                                                $0.23        $0.31             $0.53           $0.58
                                                                    ============ ============  ================ ===============

Weighted average common stock equivalents not included in EPS
  (stock options) because the effect would be anti-dilutive             421,658      449,964           431,795         237,965
                                                                    ------------ ------------  ---------------- ---------------

NOTE 4:  RESERVE FOR STORE CLOSINGS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs.

At November 2, 2003, the total reserve balance included in current and noncurrent liabilities was $1,342,000 which represents the present value of the future net lease obligations required for the locations which have been closed. The 2003 activity in the reserve is as follows (in thousands):


                   February 2,    Additions to                              November 2,
                      2003          Reserve       Interest     Payments        2003
                   -----------    ------------    --------     --------     -----------

Lease Obligations    $1,749            $0           $98         ($505)         $1,342
                   ===========    ============    ========     ========     ===========

NOTE 5: RECENT ACCOUNTING PRONOUNCEMENTS



In June 2001,  the FASB  issued SFAS No. 143,  Accounting  for Asset  Retirement
Obligations. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement is effective for financial statements for fiscal years beginning after June 15, 2002. Hancock adopted SFAS No. 143 as of February 3, 2003, and there was no material impact on its financial statements.


In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002. This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, and it eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Hancock adopted SFAS No. 145 as of May 15, 2002 and February 3, 2003, and there was no material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Hancock adopted SFAS No. 146 as of January 1, 2003, and there was no material impact on its financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise for interim periods beginning after June 15, 2003. Hancock adopted SFAS No. 150 as of June 1, 2003 and August 4, 2003, and there was no impact on its financial statements.

During January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN No. 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN No. 46 becomes effective on February 1, 2004. Because the Company does not hold an interest in an entity governed by the pronouncement, Hancock does not believe the adoption of this pronouncement will have a material impact on the Company's financial statements.

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

During November 2003, the EITF reached a consensus on Issue 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers". EITF 03-10 addresses the accounting and disclosure treatment for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers. EITF 03-10 is effective for sales incentives tendered to consumers for fiscal years beginning after December 15, 2003. Hancock does not believe the application of EITF 03-10 will have a material impact on its financial statements.

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

During the thirty-nine weeks ended November 2, 2003, net earnings and non-cash charges and credits, including depreciation and amortization, totaling $15.7 million, borrowings of $23 million and proceeds from stock option exercises totaling $3.2 million were used to fund a $7.3 million seasonal increase in inventory, $9.3 million of treasury stock purchases, $5.6 million in cash dividends, an $8.1 million decrease in accounts payable and accrued liabilities and $12.3 million in additions to property and equipment. At November 2, 2003, Hancock had outstanding debt of $23 million, or 15.6% of total capitalization, compared to $7 million, or 6% of total capitalization at November 3, 2002. Hancock opened six stores and closed five stores during the thirteen weeks ended November 2, 2003, resulting in a total of 432 stores at quarter end. Hancock opened 21 stores and closed 19 stores during the thirty-nine weeks ended November 2, 2003.

RESULTS OF OPERATIONS

Thirteen weeks ended November 2, 2003 compared with thirteen weeks ended November 3, 2002


Net earnings were $4.2 million, or $.23 per diluted share, compared with $5.8 million, or $.31 per diluted share, in the same period of the prior year. A decrease in comparable store sales and increases in advertising and other fixed expenses contributed to the earnings decline. In addition, the recognition of a $440,000 after-tax gain on the sale of real estate along with a higher LIFO credit in the third quarter of 2002 further contributed to the earnings decrease.

Sales decreased to $112.7 million from $112.9 million in last year's third quarter, as the result of a decrease of .5% in comparable store sales. While our average sales ticket increased, customer traffic in our stores was lower during the third quarter of 2003 versus 2002. The weakening of the general retailing environment was the most significant factor in the quarter's sales results. In addition, extended warm weather around the country had an adverse effect on our fall and winter merchandise sales. Sales in some of our east coast districts were also negatively impacted by Hurricane Isabel in the first part of the quarter.

Gross margins increased to 51% from 50.7% last year as a result of the shift in our merchandise mix towards more higher-margin home decorating products and our ability to control promotional activities. The gross margin increase was partially offset by a decrease in the LIFO credit from $500,000 in the third quarter of 2002 to $300,000 in the third quarter of 2003.

In the third quarter of 2003, total selling, general and administrative expenses as a percentage of sales rose to 43.5% from 41.4% in the third quarter of 2002 due primarily to higher advertising expenditures, the absence of sales leverage on fixed expenses and a gain on the sale of real estate that reduced expenses in 2002. Advertising costs increased due to our efforts to expand our customer base. Expenses also increased as a result of the Company's incurrence of duplicate costs, such as depreciation and utilities, associated with the transition of our distribution operations to a new facility in Baldwyn, MS.

Interest expense increased due to higher average outstanding debt of $28 million during the third quarter of 2003 versus $13 million during the third quarter of 2002, which was partially offset by lower interest rates.

Thirty-nine weeks ended November 2, 2003 compared with thirty-nine weeks ended November 3, 2002


Net earnings were $9.9 million, or $.53 per diluted share, compared with $10.9 million, or $.58 per diluted share, in the same period of the prior year. The earnings decline was due to costs associated with the transition to a new distribution center, the third quarter 2002 recognition of a $440,000 after-tax gain on the sale of real estate and a higher 2002 LIFO credit.

Sales increased to $316.4 million from $309.7 million in the first three quarters of 2003 as the result of an increase of 2.4% in comparable store sales. Sales benefited from the continuing positive effects of our store repositioning efforts and their related impact on our home decorating product line. The Company also experienced increases in quilting, active wear, sewing machine and seasonal product line sales due, in part, to our 2003 partnering efforts with exclusive suppliers and industry personalities. In addition, Hancock's focus on teaching activities in all of our store locations has contributed to increased sales.

Gross margins increased to 51.2% from 50.8% last year as a result of mix improvements and the Company's ability to refrain from significant promotional activities which compromise margin. The increase was partially offset, however, by a decrease in the LIFO credit from $1 million in 2002 to $500,000 this year due to less product cost deflation in 2003.

In the first three quarters of 2003, total selling, general and administrative expenses as a percentage of sales increased to 44.7% from 43.9% in the same period of 2002. The increase was primarily due to the duplicate costs the Company continues to incur for items such as depreciation and utilities as we transition operations to our new distribution center and a gain on the sale of real estate that reduced expenses in 2002.

Interest expense increased over the prior year due to an increase in the average level of debt outstanding which was partially offset by lower interest rates during 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES


The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by Hancock, including the use of estimates and assumptions, are presented in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments, which will affect the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary.

OFF-BALANCE SHEET ARRANGEMENTS


Hancock has no off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS


Hancock has an arrangement to secure up to $5 million in letters of credit. At November 2, 2003, Hancock had commitments of $1.9 million on issued letters of credit which support purchase orders for merchandise to be imported. Hancock also has a $4.7 million standby letter of credit to guarantee payment of potential future workers' compensation claims. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2022.

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

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. During the first three quarters of 2003 and 2002, decreases in the Producer Price Index resulted in LIFO credits of $500,000 and $1,000,000, respectively.

SEASONALITY

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 5 of Notes to Consolidated Financial Statements, above, for the effect of recent accounting pronouncements on Hancock.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Such statements are not historical facts and reflect the Company's current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as "anticipates", "believes", "approximates", "estimates", "expects", "intends" or "plans" or the negative of those words or other terminology. Forward-looking statements involve inherent risks and uncertainties; the Company's actual results could differ materially from those expressed in our forward-looking statements. The risks and uncertainties that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

    o Transition of operations to the Company's new distribution center and corporate offices will result in higher operating expenses than historically experienced and may disrupt our operations

    o     Changes in customer demand or purchase patterns

    o Competitive changes, including but not limited to, liquidations of inventory in Hancock's markets in connection with a competitor's store closing or need to dispose of old inventory

    o     Adverse general economic trends

    o Delays or interruptions in the flow of merchandise between Hancock's suppliers and/or its distribution center and its stores

    o     Disruption in the Company's data processing services

    o     The stability of interest rates during periods of borrowing

Forward-looking  statements  speak only as of the date made, and neither Hancock
Fabrics nor its management undertakes any obligation to update or revise any forward-looking statement.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock does not hold derivative financial or commodity instruments at November 2, 2003. Hancock is exposed to financial market risks, including changes in interest rates. All borrowings under Hancock's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect Hancock's results. All of Hancock's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on Hancock, and they are not expected to in the foreseeable future.

ITEM 4: CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION:

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1  Certification of Chief Executive Officer

         31.2  Certification of Chief Financial Officer

         32    Certification of Chief Executive Officer and Chief Financial
                 Officer Pursuant to 18 U.S.C. Section 1350

(b)      Reports on Form 8-K

- Current Report on Form 8-K filed September 22, 2003 announcing the retirement of Jack W.Busby, Jr.
- Current Report on Form 8-K filed August 20, 2003 announcing quarterly earnings.

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

December 12, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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


Date:  December 12, 2003


/s/ Larry G. Kirk
--------------------------
Larry G. Kirk
Chairman of the Board and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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


Date:  December 12, 2003


/s/ Bruce D. Smith
--------------------------
Bruce D. Smith
Senior Vice President and
Chief Financial Officer

                                                                     Exhibit 32



      Certification of Chief Executive Officer and Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1350


Each of the undersigned, Larry G. Kirk and Bruce D. Smith, certifies pursuant 18 U.S.C. Section 1350 that: (1) this quarterly report on Form 10-Q of Hancock Fabrics, Inc. ("Hancock") for the quarter ended November 2, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Hancock.


Date:  December 12, 2003



/s/ Larry G. Kirk
--------------------------

Larry G. Kirk
Chairman of the Board and Chief Executive Officer




/s/ Bruce D. Smith
---------------------------

Bruce D. Smith
Senior Vice President and Chief Financial Officer