Form 10-K
period 2004-02-01
HANCOCK FABRICS INC
filed 2004-04-15
CIK 812906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

           [X ] Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended February 1, 2004
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 1 - 9482
                         -------------------------------

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        ---  ---

The aggregate market value of Hancock Fabrics, Inc. $.01 par value stock held by non-affiliates as of August 3, 2003 was $325,492,767. As of August 3, 2003 there were 18,695,682 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement
for the 2004 Annual Meeting of Shareholders, to be
filed within 120 days of the Registrant's fiscal year-end.      Part III

With the exception of those portions that are specifically incorporated herein by reference, the aforesaid document is not deemed filed as part of this report.

                         2003 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART 1                                                                      Page

Item 1.   Business.........................................................    4
Item 2.   Properties.......................................................    7
Item 3.   Legal Proceedings................................................    8
Item 4.   Submission of Matters to a Vote of Security Holders..............    8

PART II

Item 5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters..........................................    9
Item 6.    Selected Financial Data.........................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   10
Item 7a.   Quantitative and Qualitative Disclosure About Market Risk.......   19
Item 8.    Financial Statements and Supplementary Data.....................   20
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.....................................   38
Item 9a.   Controls and Procedures.........................................   39

PART III

Item 10.  Directors and Executive Officers of the Registrant...............   39
Item 11.  Executive Compensation...........................................   40
Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholders Matters...............................   40
Item 13.  Certain Relationships and Related Transactions...................   40
Item 14.  Principal Accountant Fees and Services...........................   40


PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...  41

Signatures..................................................................  43

                                     PART 1

Item 1.  BUSINESS

Hancock Fabrics, Inc., a Delaware corporation ("Hancock" or the "Company," which may be referred to as we, us or our) was incorporated in 1987 as a successor to the retail and wholesale fabric business of Hancock Textile Co., Inc., a Mississippi corporation and a wholly owned subsidiary of Lucky Stores, Inc., a Delaware corporation ("Lucky").

Founded in 1957, we operated as a private company until 1972 when we were acquired by Lucky. We became a publicly owned company as a result of the distribution of shares of common stock to the shareholders of Lucky on May 4, 1987.

The Company is engaged in the retail and wholesale fabric business, selling fabrics and related accessories to the sewing and home decorating markets and at wholesale to independent retailers. We are one of the largest fabric retailers in the United States. At February 1, 2004, we operated 433 stores in 42 states. As a wholesaler of fabrics and related items, we sell to independent retail fabric stores through our wholesale distribution facility in Baldwyn, Mississippi.

Operations

Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics, home accent pieces and small furniture), notions (which include sewing aids and accessories such as zippers, buttons, threads and ornamentation), sewing machines, patterns, yarn, quilting materials and supplies and related items. Each of our retail stores maintains an inventory that includes cotton, woolen and synthetic staple fabrics such as broadcloth, poplin, gabardine, unbleached muslin and corduroy, as well as seasonal and current fashion fabrics.

Our stores are primarily located in strip shopping centers. During 2003, we opened 28 stores and closed 25.

As a wholesaler, we sell to independent retailers in markets in which the Company has elected not to open our own stores. These wholesale customers accounted for approximately 1% of our total sales for the fiscal year ended February 1, 2004.

Marketing

The following table shows net sales for each of our merchandise categories as a percentage of our total net sales:


                                                 Year Ended
                                 --------------------------------------------
                                 February 1,    February 2,    February 3,
                                     2004           2003           2002
                                 -------------- -------------- --------------

Notions & accessories                      30%            31%            33%
Home decorating                            28%            27%            24%
Other apparel & quilting fabric            25%            22%            14%
Fashion apparel fabric                      8%            10%            16%
Special occasion fabric                     5%             6%             9%
Patterns                                    4%             4%             4%
                                 -------------- -------------- --------------
Total                                     100%           100%           100%
                                 ============== ============== ==============


We principally serve the sewing and home decorating markets, which largely consist of women who make clothing for their families and decorations for their homes or who hire professional seamstresses to sew for them. Quilters and hobbyists also comprise a portion of the base of customers, as do consumers of bridal, party and prom special occasion fabric.

We offer our customers a wide selection of products at prices that we believe are generally lower than the prices charged by our competitors. In addition to staple fabrics and notions for clothing and home decoration, we provide a variety of seasonal and current fashion apparel merchandise.

We use promotional advertising, primarily through direct mail, newspapers and television, to reach target customers. We mail fourteen to eighteen direct mail promotions each year to approximately 1.2 million households. We also mail to our customers three magazines published in-house that contain sewing instructions and fashion, home decorating and holiday ideas. We advertise on cable and network television nationally for corporate image and promotions.

Distribution and Supply

Our retail stores and wholesale customers are served by our headquarters facility in Tupelo, Mississippi and our recently acquired 632,000 square foot warehouse and distribution facility in Baldwyn, Mississippi. We expect to transfer our headquarters to the Baldwyn facility during the third quarter of 2004. The Tupelo facility and related property are currently being actively marketed for sale.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise from our warehouse and vendors to our retail stores and wholesale customers.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 5% of our merchandise from any one supplier during the fiscal year ended February 1, 2004. We have experienced no difficulty in maintaining satisfactory sources of supply.

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

Growth Strategy

Hancock's growth strategy is to continue to expand our reach in our core business by:

Expanding Our Store Base. In recent years, we have focused on repositioning almost 300 smaller, overlapping stores into larger, well-spaced locations that have the square footage needed to showcase our complete product lines. Some repositioning work remains to be done; however, the bulk of it is now behind us and, in fact, in 2003 we opened more stores than we closed/relocated for the first time since we began upgrading the store base in 1996. As we go forward, we believe that there is a long-term opportunity to nearly double our store count in the United States. Our goal is to continue to expand our selling square footage each year through a combination of opening stores in new markets and replacing the remaining small stores with units that are in the 13,000 to 15,000 square foot range.

Improving Our Sales Productivity. We believe that we have the potential to improve our sales per square foot, which is currently at $88. Recent efforts to remerchandise our stores have laid the foundation for further improving our mix. Remodels in 319 stores to accommodate a store-within-a-store home decorating concept, the addition of home accents, furniture and yarn to all stores, new relationships with recognized design personalities and a significant enhancement to our quilting line have positioned our stores to attract a new customer as well as sell more to existing customers. We also believe that there are still opportunities to improve our apparel fabric business, particularly in the area of value-priced fashion goods. In addition, we are in the process of implementing point-of-sale ("POS") systems in all of our stores. These systems will provide us with detailed sales information at the item level. As a result, we will be able to improve our purchasing decisions and better tailor our merchandise mix across the chain and from store to store.

Extending Our Customer Reach. We regularly send advertising mailers to our core list of 1.2 million customers. In addition, we use television ads to reach potential customers that would be more likely to have an interest in certain of our newer product offerings, particularly in the home side of the business. Of course, the television ads also serve to encourage repeat visits by our existing customers.

Information Technology

Hancock is committed to using information technology to improve operations and efficiency and enhance the customer shopping experience. In late 2002, we began implementing POS systems in our store locations. POS will improve our ability to analyze sales, gross margin trends and customer buying habits, improve inventory management and measure store productivity. At February 1, 2004, POS systems had been installed in 160 stores; we expect to have all stores operating on POS systems by the end of 2004.

During 2002, we upgraded our financial system by implementing new payroll, human resource, accounts payable and accounts receivable systems. During the first quarter of 2003, we also completed an upgrade of our general ledger system.

The Company is also in the process of upgrading our store time and attendance system. We have started installing the software in our store locations and expect to be completed by the end of 2004.

Service Mark

The Company has registered the service mark "Hancock Fabrics" with the United States Patent and Trademark Office.

Seasonality

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

Employees

At February 1, 2004, we employed approximately 6,400 people on a full-time and part-time basis. Approximately 6,000 work in our retail stores. The remainder work in the Tupelo headquarters facility and the Baldwyn warehouse and distribution facility.

Government Regulation

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of our employees are paid at rates related to Federal and state minimum wages and, accordingly, any increase in the minimum wage would affect our labor cost.

Available Information

The Company's internet address is www.hancockfabrics.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website as soon as practical after these documents are filed with or furnished to the Securities and Exchange Commission. We also provide copies of such filings free of charge upon request.

Hancock has adopted corporate governance guidelines for its employees, officers and directors. In addition, the Company has adopted charters for each of the following committees of the Board of Directors: audit committee; corporate governance and nominating committee; and management review and compensation committee. Each of these documents are available free of charge on the Company's website. In addition, we will also provide copies of these documents free of charge upon request.

Item 2.  PROPERTIES

As of February 1, 2004, the Company operated 433 stores in 42 states. The number of store locations in each state is shown in the following table:


                                      Number                                               Number
State                               of Stores           State                            of Stores
-----                               ---------           -----                            ---------

Alabama                                11               Montana                              2
Arizona                                 9               Nebraska                             5
Arkansas                                6               Nevada                               4
California                             24               New Mexico                           1
Colorado                                8               New York                             2
Connecticut                             1               North Carolina                      19
Florida                                12               North Dakota                         4
Georgia                                20               Ohio                                13
Idaho                                   4               Oklahoma                            15
Illinois                               22               Oregon                               1
Indiana                                 9               Pennsylvania                         4
Iowa                                   12               Rhode Island                         1
Kansas                                  4               South Carolina                      10
Kentucky                               10               South Dakota                         2
Louisiana                              15               Tennessee                           19
Maryland                                7               Texas                               57
Massachusetts                           2               Utah                                 6
Michigan                               13               Virginia                            16
Minnesota                              13               Washington                          12
Mississippi                             8               Wisconsin                           15
Missouri                               13               Wyoming                              2

Our store development for the last five years is shown in the following table:


   Year           Opened/Acquired           Relocated/Closed         Net Change         Year-end Stores
   1999                 43                        (52)                  (9)                   453
   2000                  9                        (19)                  (10)                  443
   2001                 28                        (32)                  (4)                   439
   2002                 27                        (36)                  (9)                   430
   2003                 28                        (25)                   3                    433


The Company's 433 retail stores average approximately 13,700 square feet and are located principally in strip shopping centers.

With the exception of 5 owned locations, our retail stores are leased. The original lease terms generally range from 10 to 20 years and most leases contain one or more renewal options, usually of five years in length. At February 1, 2004, the remaining terms of leases for stores in operation, including renewal options, averaged approximately 12 years. During 2004, 58 store leases will expire. We are currently negotiating renewals on certain of these leases.

The 550,000 square foot warehouse, distribution and headquarters facility in Tupelo, Mississippi is owned by the Company and is not subject to any mortgage or similar encumbrances. This facility is located on approximately 59 acres of land and is currently being marketed for sale.

We recently acquired a warehouse/distribution facility in Baldwyn, Mississippi, which is located on 64 acres. The Baldwyn facility is owned by the Company and is not subject to any mortgage or similar encumbrances. Additions in place at year-end totaled approximately 159,000 square feet bringing the total size of the Baldwyn facility up to approximately 632,000 square feet. Construction work continues on 11,500 square feet of warehouse space and the 80,000 square foot corporate office building.

Reference is made to the information contained in Note 7 to the Consolidated Financial Statements for information concerning our long-term obligations under leases.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 1, 2004, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock and the associated common stock purchase rights are listed on the New York Stock Exchange ("NYSE") and trade under the symbol HKF. The following table sets forth the high and low closing prices of our common stock at year-end and during each quarter in 2003 and 2002, as reported on the NYSE, together with dividends.


                                                                                  Cash
                                                 High              Low           Dividend
------------------------------------------------------------------------------------------
2003
   First Quarter                            $       17.76    $       13.52   $       .10
   Second Quarter                                   18.22            13.99           .10
   Third Quarter                                    18.98            14.91           .10
   Fourth Quarter                                   17.45            13.48           .10
------------------------------------------------------------------------------------------

Year Ended
February 1, 2004                            $       18.98    $       13.48   $       .40
==========================================================================================

2002
   First Quarter                            $       20.40    $       13.99           .08
   Second Quarter                                   19.99            13.99           .08
   Third Quarter                                    17.02            13.76           .08
   Fourth Quarter                                   18.00            13.99           .08
------------------------------------------------------------------------------------------

Year Ended
February 2, 2003                            $       20.40    $       13.76   $       .32
==========================================================================================


As of April 1, 2004, there were 4,595 record holders of Hancock's common stock.

On February 27, 2004, Hancock's Board of Directors declared a cash dividend of $.12 per share payable April 15, 2004 to shareholders of record April 1, 2004. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows and capital requirements.

See Part III, Item 12 for a description of our equity compensation plans.

Item 6.  SELECTED FINANCIAL DATA

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and notes thereto and other financial statements that we have previously filed with the Securities and Exchange Commission.



------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per
  share data)                                                         2003           2002           2001          2000       1999
------------------------------------------------------------------------------------------------------------------------------------

Results of Operations Data:
Sales                                                              $ 443,605      $ 438,287      $ 411,857     $ 385,245  $ 381,572
Gross profit                                                       $ 228,593      $ 223,913      $ 210,542     $ 195,834  $ 185,871
Earnings before income taxes                                       $  27,359      $  30,971      $  22,650     $  16,742  $  10,491
Net earnings                                                       $  17,428      $  19,728      $  14,426     $  10,670  $   6,713
  Percent of sales                                                       3.9%           4.5%           3.5%          2.8%       1.8%
  Percent of average shareholders' equity                               13.6%          17.6%          15.9%         13.5%       8.7%

Financial Position Data:
Total assets                                                       $ 249,423      $ 225,510      $ 195,979     $ 193,026  $ 195,745
Capital expenditures                                               $  21,942      $  17,089      $  10,478     $   4,041  $   8,017
Long- term indebtedness                                            $  10,000      $       -      $       -     $  16,000  $  31,000
Common shareholders' equity                                        $ 131,580      $ 124,231      $  99,865     $  82,047  $  76,559
Current ratio                                                            2.1            2.1            2.2           2.2        2.6

Per Share Data:
Basic                                                              $    0.99      $    1.11      $    0.86     $    0.63  $    0.37
Diluted                                                            $    0.94      $    1.04      $    0.84     $    0.63  $    0.37
Cash dividends per share                                           $    0.40      $    0.32      $    0.16     $    0.10  $    0.33
Shareholders' equity per share                                     $    6.98      $    6.52      $    5.48     $    4.75  $    4.10

Other Data:
Number of states                                                          42             42             42            42         42
Number of stores                                                         433            430            439           443        453
Number of shareholders                                                 4,633          4,930          6,121         6,666      7,015
Number of shares outstanding, net of treasury shares              18,847,801     19,049,778     18,235,507    17,284,597 18,651,988
Comparable store sales percentage increase                               1.2%           8.3%           6.3%          2.0%       0.0%
Total selling square footage                                       5,087,065      4,963,538      4,974,722     4,921,007  4,987,719

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

     Inventories. Inventories are valued at the lower of cost or market; cost is determined by the LIFO method. As with other retailers, it is not practical to perform physical inventory counts for all stores on the last day of a period; therefore, certain assumptions must be made in order to record cost of sales and the related change in inventory for the period of time from each store's most recent physical count to the end of the period. Although, under certain circumstances, actual results could prove to be materially different from the estimates used, Hancock has consistently used the same methodology throughout its existence with dependable results, and management believes that such methodology provides an inventory valuation which results in carrying inventory at the lower of cost or market.

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

     Store Closing Reserves. Store closing reserves include estimates for net lease obligations and other store closing costs. Hancock recognizes store closing reserves at fair value in the period that an operating lease is considered terminated and a liability has been incurred in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Adjustments to store closing reserves are made, as necessary, in the period that events or circumstances requiring such reserve adjustments occur.

     Pension and Postretirement Benefit Obligations. The value of assets and liabilities associated with pension and postretirement benefits is determined on an actuarial basis. These values are affected by the market value of plan assets and estimates of the expected return on plan assets and assumed discount rates. Hancock determines the discount rates using changes in the rates of high quality, fixed income investments. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate used affect the amount of pension expense recognized. Hancock expects pension and postretirement benefit expenses to decrease by approximately $500,000 during 2004.

     Our pension and postretirement plans are further described in Note 10 to the Consolidated Financial Statements.

     Valuation of Long-Lived Assets. Hancock periodically reviews the net realizable value of long-lived assets at the individual store level whenever events and circumstances indicate impairment has occurred. In the event that the carrying values of long-lived assets are in excess of estimated gross future cash flows for those assets, the values of the assets are written down to a level commensurate with a discounted cash flow analysis of the estimated future cash flows.

     Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and in accordance with generally accepted accounting principles is no longer amortized. On an annual basis, the fair value of Hancock's reporting units are compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, Hancock would recognize the difference as an impairment charge. The fair value of the reporting unit is estimated using the discounted present value of future cash flows.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of sales for the period indicated. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.


                                                              Fiscal Year
                                             --------------- ------------- --------------
                                                  2003           2002          2001
                                             --------------- ------------- --------------

Sales                                                100.0%        100.0%         100.0%
Cost of goods sold                                    48.5%         48.9%          48.9%
                                             --------------- ------------- --------------
Gross profit                                          51.5%         51.1%          51.1%
Selling, general and
  administrative expenses                             43.8%         42.7%          44.0%
Depreciation and amortization                          1.4%          1.2%           1.4%
                                             --------------- ------------- --------------
Operating income                                       6.3%          7.2%           5.7%
Interest expense, net                                  0.1%          0.1%           0.2%
                                             --------------- ------------- --------------
Earnings before income taxes                           6.2%          7.1%           5.5%
Income taxes                                           2.3%          2.6%           2.0%
                                             --------------- ------------- --------------
Net earnings and comprehensive income                  3.9%          4.5%           3.5%
                                             =============== ============= ==============


2003 vs. 2002

Sales increased $5.3 million in 2003 due to a 1.2% increase in comparable stores sales. During 2003, Hancock opened 28 stores and closed 25 stores, resulting in 433 stores at year-end.

The improvement in comparable store sales was primarily driven by a 4% sales increase in our home decorating category, which accounted for 28% of sales in 2003 and 27% in 2002. Our store-within-a-store home decorating concept is now in place in 319 of our store locations; and we are introducing a new program in 2004 to further grow this category by offering customers new value-priced items. Comparable store sales in categories other than decorating were flat overall, with quilting, yarn and sewing machine sales rising, while fashion and special occasion fabric sales declined. Quilting has become one of our fastest growing product lines due in part to partnerships with exclusive suppliers and industry personalities which we plan to develop further in 2004. Hancock's focus on teaching activities and product demonstrations in our stores also contributed to higher sales during the year.

Gross margins increased to 51.5% in 2003 from 51.1% in 2002 as a result of product mix adjustments and the Company's ability to better control promotional activities. During 2003, we continued to shift our merchandise mix towards higher-margin home decorating products. In addition, we focused on limiting significant promotional activities, which compromise gross margin, despite deep discounting activities by our competitors at various times during the year. The increase in gross margin was partially offset, however, by a decrease in the LIFO (last-in, first-out) credit from $1.5 million in 2002 to $1.4 million this year due to slightly less product cost deflation in 2003.

Selling, general and administrative expenses as a percentage of sales increased to 43.8% in 2003 from 42.7% in 2002, primarily due to costs associated with the relocation of our distribution operations to a new facility in Baldwyn, Mississippi. For most of the year, Hancock operated two distribution centers which caused us to incur duplicate expenses for items such as depreciation, insurance, utilities and maintenance. The actual transfer of inventory, fixtures, equipment and systems between the two facilities also resulted in higher expenses for items such as payroll and transportation. The relocation of the distribution operations was completed just after fiscal year end. We expect to complete construction of our new offices and transfer the corporate functions to the Baldwyn facility during the third quarter of 2004. Normal selling, general and administrative expenses as a percent of sales were adversely impacted during 2003 by the absence of sales leverage on fixed expenses and a $900 thousand (pretax) increase in pension expense due to negative returns on plan assets in recent years and a lower discount rate. In addition, the expense comparison in 2003 was negatively influenced by a gain of $690 thousand (pretax) on the sale of real estate in 2002 which was reflected as a reduction of expense.

Interest expense increased due to higher average outstanding debt of $18 million during 2003 versus $5 million in the prior year. The additional debt was primarily incurred to fund construction of the new distribution center and corporate offices. The effect of higher borrowings was partially offset, however, by lower interest rates. Income tax expense decreased $1.3 million in 2003 due to a reduction in pretax earnings from 2002. Hancock's effective tax rate was 36.3% in both years.

2002 vs. 2001

Sales in 2002 increased $26.4 million from 2001 due to an 8.3% increase in comparable store sales, partially offset by having one less week in 2002, which added $8 million to sales in 2001, and a decrease in the number of stores. Hancock opened 27 stores and closed 36 stores in 2002, resulting in 430 stores at year-end.

Comparable store sales benefited from the continued repositioning of the store base, the remerchandising of Hancock's product mix and efforts to appeal to a more diverse customer base. The store repositioning strategy has consisted of closing smaller, low potential stores that were often located too close together, while opening or acquiring larger stores spaced farther apart to better support an expanded product offering within Hancock's core merchandise competency. The store-within-a-store home decorating concept introduced in late 2000 reached 285 stores at year-end, and the decorating category increased to 27% of sales in 2002, up from 24% in 2001.

Gross margins were 51.1% in both 2002 and 2001. The effect of adjustments to the LIFO reserve, reflecting inflation or deflation in inventories, was to increase pretax earnings by $1.5 million in 2002 and reduce pretax earnings in 2001 by $125 thousand.

Total selling, general and administrative expenses as a percentage of sales decreased to 42.7% from 44.0% in 2001 due to leverage from comparable store sales increases, improved store labor controls and a gain of $690 thousand (pretax) on the sale of real estate in the third quarter. Such improvements were partially offset by rising employee health insurance and higher pension costs resulting from a three-year weakness in investment returns. During 2002, pension expense was $1.2 million higher than in the previous year due to the negative returns on plan assets and a reduction in the discount rate assumption.

Interest expense decreased due to a reduced level of outstanding debt and lower interest rates throughout 2002. At year-end, no borrowings were outstanding under Hancock's credit facilities. Income tax expense increased by $3.0 million in 2002 due to the improvement in pretax earnings over 2001. The effective tax rate was 36.3% in both years.

Liquidity and Capital Resources

Hancock has historically financed its operations with internally generated cash flow.

Hancock maintains a strong financial position as evidenced by the following information as of the end of fiscal years 2003, 2002 and 2001 (dollars in thousands):


                                                                     2003           2002           2001
                                                                 -------------- -------------- -------------

Cash and cash equivalents                                        $     4,080    $     4,589    $     6,914
Net cash flows provided (used):
  Operating activites                                            $    25,328    $    15,400    $    29,204
  Investing activities                                           $   (21,867)   $   (16,042)   $   (10,395)
  Financing activites                                            $    (3,970)   $    (1,683)   $   (15,786)
Working Capital                                                  $    86,644    $    78,757    $    78,200
Long-term indebtedness to total capitalization                           7.1%           0.0%           0.0%

Changes in cash and cash equivalents

Cash flows from operating activities in 2003 increased from the prior year due to a 2002 voluntary pension plan contribution of $17.4 million made to improve the funding status of the plan. The increase was partially offset by increases in inventory over 2002 levels due to the addition of new product lines, such as yarn and small furniture, and the expansion of our quilting category. In addition, the Company intentionally increased stock levels of high-turn basic fabric and notion items in order to protect against any supply disruptions associated with the transfer of inventory to the new distribution center during the fourth quarter. Inventory levels for these high-turn items are expected to recede to normal levels in a relatively short time.

Cash used for investing activities increased over the prior year due to capital expenditures associated with the new headquarters/distribution center and the installation of point-of-sale ("POS") systems in 160 stores.

Cash used for financing activities increased from 2002 due to a decline in proceeds from stock option exercises, an increase in the cash dividend rate and a greater amount of treasury stock purchases, partially offset by borrowings of $10 million.

Over the past three years, cash flows from operations, together with proceeds from the exercise of stock options, were sufficient to allow Hancock to repay $6 million of debt, purchase almost $50 million of property and equipment, pay over $16 million of dividends and purchase more than $16 million of treasury stock.

Capital expenditures

Hancock's primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders.

Capital expenditures amounted to $21.9 million in 2003, $17.1 million in 2002 and $10.5 million in 2001. Approximately $13 million of the capital expenditures in 2003 were invested in the new distribution center, $3 million in the implementation of POS systems, $2.7 million in opening new stores and $3.2 million in ongoing maintenance.

Equity

In prior years and continuing in 2003, Hancock has repurchased over 13 million shares, or approximately 41% of its outstanding stock. Hancock plans to use future cash in excess of operating needs and capital investment for the payment of cash dividends and the purchase of treasury stock, as market and financial conditions dictate. In evaluating treasury stock purchases, consideration is given to overall liquidity issues related to Hancock's stock. As of February 1, 2004, a total of 378,000 shares were available for repurchase under Hancock's most recent authorization.

Bank credit facilities

In addition to its operating cash flows, Hancock has two revolving credit facilities available with three banks, which provide a total of $50 million of borrowing capacity. Management believes the total of $50 million is adequate for Hancock's foreseeable needs in the near term. As of February 1, 2004, Hancock had outstanding debt of $10 million under these revolving credit agreements. See
Note 6 to the Consolidated Financial Statements for further information regarding the Company's credit facilities.

General

Hancock estimates that capital expenditures for 2004 will approximate $25 million. Anticipated expenditures include approximately $10 million related to the completion of the new distribution center and corporate offices, $6 million for implementation of POS in the remaining store locations, $4 million for store openings and $5 million for ongoing maintenance in existing stores, the distribution center and corporate offices. Internally generated funds supplemented by borrowings are expected to be sufficient to finance anticipated capital requirements in the near term.

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

Contractual Obligations and Commercial Commitments

The  following  table  summarizes  our  future  cash  outflows   resulting  from
contractual obligations and commitments as of February 1, 2004:


(in thousands)
                                               Less                                     More
                                              than 1         1-3          3-5          than 5
Contractual Obligations          Total         Year         Years        Years         Years
                              ------------  ------------  -----------  -----------  ------------

Long-term debt                     $10,000       -            $10,000      -             -
Minimum rental payments            147,281       29,162        49,627      31,865        36,627
Standby LC for insurance             4,731        4,731        -           -             -
Trade LC's                           2,935        2,935        -           -             -

                              ------------  ----------------------------------------------------
Total                             $164,947      $36,828       $59,627     $31,865       $36,627
                              ============  ====================================================

As disclosed in Note 6 to the Consolidated Financial Statements, Hancock has arrangements that provide for up to $9.7 million in letters of credit.

The Company has no standby repurchase obligations or guarantees of other entities' debt.

During the first quarter of 2003, Hancock entered into a cost-plus contract for the construction of the Company's new distribution center and corporate offices. At February 1, 2004, Hancock's remaining commitment is approximately $10 million, which is expected to be disbursed during 2004.

Related Party Transactions

Hancock has no balances with any related parties, nor has it had any material transactions with related parties during the three-year period reflected in the Consolidated Statements of Income.

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

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. In 2001, an increase in the Producer Price Index, which more than offset the effect of inventory reductions, resulted in a LIFO charge. A deflationary trend in product costs in 2002 and 2003 more than offset inventory increases and caused a LIFO credit.

Seasonality

Hancock's business is slightly seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Such statements are not historical facts and reflect the Company's current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as "anticipates", "believes", "approximates", "estimates", "expects", "intends" or "plans" or the negative of those words or other terminology. Forward-looking statements involve inherent risks and uncertainties; the Company's actual results could differ materially from those expressed in our forward-looking statements. The risks and uncertainties that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed below. Forward-looking statements speak only as of the date made, and neither Hancock Fabrics nor its management undertakes any obligation to update or revise any forward-looking statement.

Competitive changes could have a material adverse effect on our operations.

Although we are one of the largest fabric retailers in the United States and principally compete with only one national fabric/craft store chain, a few small fabric chains and numerous independent fabric stores, changes in our competitive environment could adversely impact our operations. Such changes include, but are not limited to, the following:

  - liquidation of inventory in Hancock's markets caused by a competitor store closure or need to dispose of inventory;

  -  new entrants into the retail fabric industry;

  -  expansion  by  existing  competitors  into  our  markets;  and

  -  increased competitive pricing strategies.


Adverse general economic factors can significantly impact our business.

General economic conditions that are beyond the Company's control can adversely impact our operating results. These factors include increased interest rates in periods of borrowings, consumer debt levels, tax rates and policies, unemployment trends, recession, inflation, deflation and other matters that effect consumer confidence and spending.

Delays or interruptions in the flow of merchandise through our distribution center could adversely impact our operating results.

Approximately two-thirds of Hancock's store shipments pass through the Company's distribution center. The remainder of merchandise is drop-shipped by our vendors directly to our store locations. Damage or interruption to the distribution center from factors such as fire, power loss, storm damage or unanticipated supplier shipment delays could cause damage to our facility and/or a disruption in our operations. The occurrence of unanticipated problems at our distribution center would likely result in increased operating expenses and reduced sales which would negatively impact our operating results.

Implementation of our point-of-sale system could create disruptions in the operations of our stores.

We are in the process of installing a point-of-sale system to all stores which we believe is extremely important in the management of our business. Disruptions, if any, experienced in connection with the implementation of the new system could have a materially adverse impact on our financial condition and results of operations.

A disruption in the performance of our information systems could occur.

We depend on our management information systems for many aspects of our business. Our operations and financial performance would be materially adversely affected if our management information systems are disrupted or if we are unable to maintain, upgrade or expand our systems.

We are vulnerable to risks associated with obtaining merchandise from foreign suppliers.

Hancock relies to a material extent on foreign suppliers for various products. In addition, some of our domestic suppliers manufacture their products overseas or purchase them from foreign vendors. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade are beyond our control and could adversely impact our operating results.

A weak fourth quarter would materially adversely affect our operating results for the year.

Like many retailers, the Company's strongest quarter in terms of sales, net earnings and cash flow is the fourth quarter. If, for any reason, our fourth quarter results were substantially below expectations, our operating results for the full year would be negatively impacted, and we could have substantial excess inventory that could be difficult to liquidate.

Recent Accounting Pronouncements

In June, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement is effective for financial statements for fiscal years beginning after June 15, 2002. Hancock adopted SFAS No. 143 as of February 3, 2003, and there was no impact on its financial statements.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002. This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, and it eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Hancock adopted SFAS No. 145 as of May 15, 2002 and February 3, 2003, and there was no impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Hancock adopted SFAS No. 146 as of January 1, 2003, and there was no impact on its financial statements.

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

During November 2003, the EITF reached a consensus on Issue 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers". EITF 03-10 addresses the accounting and disclosure treatment for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers. EITF 03-10 is effective for sales incentives tendered to consumers for fiscal years beginning after December 15, 2003. Hancock adopted EITF Issue 03-10 on February 2, 2004, and there was no impact on its financial statements.

During December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosure about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension and other postretirement benefit plans and replaces SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised) requires additional disclosures to those in SFAS No. 132 about assets, obligations, cash flows, net periodic benefit cost of defined benefit pension plans and other postretirement plans. SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003. Hancock adopted the disclosure requirements of SFAS No. 132 (revised) as of February 1, 2004.

During December 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities. FIN No. 46 (revised) replaces FIN No. 46, Consolidation of Variable Interest Entities, and provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN No. 46 (revised) is effective for public entities with interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. For public entities with interests in all other types of entities, FIN No. 46 (revised) is effective for financial statements for periods ending after March 15, 2004, with early adoption permitted. Hancock adopted FIN No. 46 (revised) as of February 1, 2004 and there was no impact on its financial statements.

During January 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,
Improvement and Modernization Act of 2003, which allows the deferral of financial recognition of the Medicare Prescription Drug Improvement and Modernization Act until the FASB issues final accounting guidance. Refer to Note 10 in the Consolidated Financial Statements for additional information.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company did not hold derivative financial or commodity instruments at February 1, 2004.

Interest Rate Risk

The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's revolving credit agreements bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's results. As of February 1, 2004, the Company had borrowings outstanding of $10 million under these agreements.

Foreign Currency Risk

All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company, and none is expected in the foreseeable future. As of February 1, 2004 the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              HANCOCK FABRICS, INC.
                                                                            Page
                                                                            ----

Consolidated Balance Sheets as of February 1, 2004 and February 2, 2003      21

Consolidated Statements of Income for each of the three years in the
        period ended February 1, 2004                                        22

Consolidated Statements of Cash Flows for each of the three years in
        the period ended February 1, 2004                                    23

Consolidated Statements of Shareholders' Equity for each of the three
        years in the period ended February 1, 2004                           24

Notes to Consolidated Financial Statements                              25 - 37

Report of Independent Auditors                                               37


Hancock Fabrics, Inc.
Consolidated Balance Sheets
---------------------------------------------------------------------------------------------------
February 1, 2004 and February 2, 2003
  (in thousands, except for share and per share amounts)                  2003             2002
---------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and cash equivalents                                $        4,080      $     4,589
          Receivables, less allowance for doubtful accounts                   966            1,100
          Inventories                                                     154,984          144,061
          Prepaid expenses                                                  2,304            2,570
---------------------------------------------------------------------------------------------------
          Total current assets                                            162,334          152,320

Property and equipment, at depreciated cost                                57,142           41,853
Deferred tax assets                                                         6,207            4,465
Pension payment in excess of required contribution                         15,936           18,829
Goodwill                                                                    4,480            4,480
Other assets                                                                3,324            3,563
---------------------------------------------------------------------------------------------------
          Total assets                                             $      249,423      $   225,510
===================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
          Accounts payable                                         $       42,704           44,357
          Accrued liabilities                                              22,574           21,039
          Deferred tax liabilities                                          3,113            3,078
          Income taxes                                                      7,299            5,089
---------------------------------------------------------------------------------------------------
          Total current liabilities                                        75,690           73,563

Long-term debt obligations                                                 10,000                -
Postretirement benefits other than pensions                                22,368           21,976
Reserve for store closings                                                    592              878
Other liabilities                                                           9,193            4,862
---------------------------------------------------------------------------------------------------
          Total liabilities                                               117,843          101,279
---------------------------------------------------------------------------------------------------

Commitments and contingencies (See Notes 7 and 12)
---------------------------------------------------------------------------------------------------

Shareholders' equity:
          Common stock, $.01 par value; 80,000,000 shares authorized;
           31,941,582 and 31,481,715 issued and outstanding, respectively     319              315
          Additional paid-in capital                                       70,105           63,805
          Retained earnings                                               218,612          208,659
          Treasury stock, at cost, 13,093,781 and 12,431,937
             shares held, respectively                                   (151,905)        (142,545)
          Deferred compensation on restricted stock incentive plan         (5,551)          (6,003)
---------------------------------------------------------------------------------------------------
          Total shareholders' equity                                      131,580          124,231
---------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity               $      249,423          225,510
===================================================================================================

   See accompanying notes to consolidated financial statements.


Hancock Fabrics, Inc.
Consolidated Statements of Income

---------------------------------------------------------------------------------------------------------------------------
Years Ended February 1, 2004, February 2, 2003 and February 3, 2002
  (in thousands, except per share amounts)                                         2003            2002             2001
---------------------------------------------------------------------------------------------------------------------------

Sales                                                                          $  443,605       $  438,287      $  411,857
Cost of goods sold                                                                215,012          214,374         201,315
---------------------------------------------------------------------------------------------------------------------------

           Gross profit                                                           228,593          223,913         210,542
---------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expense                                       194,444          187,222         181,097
Depreciation and amortization                                                       6,275            5,456           5,628
---------------------------------------------------------------------------------------------------------------------------

           Operating income                                                        27,874           31,235          23,817

Other expense (income)
           Interest expense                                                           570              372           1,283
           Interest income                                                            (55)            (108)           (116)
---------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                       27,359           30,971          22,650
Income taxes                                                                        9,931           11,243           8,224
---------------------------------------------------------------------------------------------------------------------------

Net earnings and comprehensive income                                          $   17,428       $   19,728      $   14,426
===========================================================================================================================

Earnings per share
           Basic                                                               $      .99       $     1.11      $      .86
           Diluted                                                             $      .94       $     1.04      $      .84
===========================================================================================================================

Weighted average shares outstanding
           Basic                                                                   17,677           17,847          16,763
           Diluted                                                                 18,599           18,889          17,187
===========================================================================================================================

     See accompanying notes to consolidated financial statements.


Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------
Years Ended February 1, 2004, February 2, 2003 and
  February 3, 2002 (in thousands)                                               2003           2002           2001
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net earnings and comprehensive income                               $ 17,428       $ 19,728      $  14,426
         Adjustments to reconcile net earnings to cash
           flows from operating activities
                   Depreciation and amortization                                6,275          5,456          5,628
                   LIFO charge (credit)                                        (1,375)        (1,525)           125
                   Deferred income taxes                                       (1,707)         3,728            942
                   Amortization of deferred compensation on
                     restricted stock incentive plan                            2,436          2,241          2,006
                   Closed stores reserve charges (credits)                        303           (284)           128
                   (Gain) loss on disposition of property and equipment           303           (660)           159
                   Interest expense on closed stores accrual                      127            159            198
                   Issuance of shares as compensation for professional
                   services                                                        30             25             15
                   Issuance of shares under directors' stock plan                 180            179            171
         (Increase) decrease in assets
                   Receivables and prepaid expenses                               400         (1,014)          (390)
                   Inventory at current cost                                   (9,548)        (6,864)         2,860
                   Pension payment in excess of required contribution           2,893        (15,405)          (346)
                   Other noncurrent assets                                        239            579           (270)
         Increase (decrease) in liabilities
                   Accounts payable                                            (1,653)         4,210          1,482
                   Accrued liabilities                                          1,437          1,433          3,631
                   Current income tax obligations                               2,429          1,095         (1,879)
                   Postretirement benefits other than pensions                    392            105            593
                   Reserve for store closings                                    (618)        (1,010)        (1,518)
                   Other liabilities                                            4,331           (283)           194
         Tax benefit of stock options exercised                                 1,026          3,507          1,049
--------------------------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                   25,328         15,400         29,204
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Additions to property and equipment                                  (21,942)       (17,089)       (10,478)
         Proceeds from the disposition of property and equipment                   75          1,047             83
--------------------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                      (21,867)       (16,042)       (10,395)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Borrowings (repayments) on revolving  credit agreement                10,000              -        (16,000)
         Purchase of treasury stock                                            (9,360)        (6,234)          (728)
         Proceeds from exercise of stock options                                2,865         10,620          3,780
         Cash dividends paid                                                   (7,475)        (6,069)        (2,838)
--------------------------------------------------------------------------------------------------------------------
                   Net cash used in financing activities                       (3,970)        (1,683)       (15,786)
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                 (509)        (2,325)         3,023
Cash and cash equivalents:
         Beginning of period                                                    4,589          6,914          3,891
--------------------------------------------------------------------------------------------------------------------
         End of period                                                       $  4,080       $  4,589      $   6,914
====================================================================================================================

Supplemental disclosures:
Cash paid during the period for:
         Interest                                                            $    442       $    213      $   1,095
         Income taxes                                                        $  8,209       $  3,590      $   8,112
====================================================================================================================

    See accompanying notes to consolidated financial statements.


Hancock Fabrics, Inc.
Consolidated Statement of Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Years Ended February 1, 2004, February 2, 2003 and February 3, 2002
 (in thousands, except number of shares)
------------------------------------------------------------------------------------------------------------------------------------
                                                                Additional                                                   Total
                                               Common Stock      Paid-in   Retained     Treasury Stock      Deferred   Shareholders'
                                           -------------------                         -----------------
                                              Shares    Amount   Capital   Earnings    Shares     Amount    Compensation     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance January 28, 2001                    29,190,335   $292    $39,094   $183,412 (11,905,738)($135,583)     ($5,168)     $82,047
Net earnings and comprehensive income                                        14,426                                          14,426
Cash dividends ($.16 per share)                                              (2,838)                                         (2,838)
Issuance of restricted stock                   459,100      5      3,477                                        (3,482)
Cancellation of restricted stock                (4,100)              (31)                                           31
Amortization & vesting of deferred
 compensation on restricted stock incentive plan                     (63)                                        2,006        1,943
Issuance of shares under directors' stock
 plan                                           20,189               171                                                        171
Issuance of shares as compensation for
 professional services                           1,527                15                                                         15
Purchase of treasury stock                                                             (104,856)     (728)                     (728)
Stock options exercised                        579,050      5      3,775                                                      3,780
Tax benefit of stock options exercised                             1,049                                                      1,049
------------------------------------------------------------------------------------------------------------------------------------
Balance February 3, 2002                    30,246,101    302     47,487    195,000 (12,010,594) (136,311)      (6,613)      99,865
Net earnings and comprehensive income                                        19,728                                          19,728
Cash dividends ($.32 per share)                                              (6,069)                                         (6,069)
Issuance of restricted stock                    97,600      1      1,764                                        (1,765)
Cancellation of restricted stock               (16,400)             (134)                                          134
Amortization & vesting of deferred
 compensation on restricted stock incentive plan                     369                                         2,241        2,610
Issuance of shares under directors' stock
 plan                                           10,911               179                                                        179
Issuance of shares as compensation for
 professional services                           1,528                25                                                         25
Purchase of treasury stock                                                             (421,343)   (6,234)                   (6,234)
Stock options exercised                      1,141,975     12     10,608                                                     10,620
Tax benefit of stock options exercised                             3,507                                                      3,507
------------------------------------------------------------------------------------------------------------------------------------
Balance February 2, 2003                    31,481,715    315     63,805    208,659 (12,431,937) (142,545)      (6,003)     124,231
Net earnings and comprehensive income                                        17,428                                          17,428
Cash dividends ($.40 per share)                                              (7,475)                                         (7,475)
Issuance of restricted stock                   149,000      1      2,359                                        (2,360)
Cancellation of restricted stock               (43,500)             (376)                                          376
Amortization & vesting of deferred
 compensation on restricted stock incentive plan                     219                                         2,436        2,655
Issuance of shares under directors' stock
 plan                                           11,955               180                                                        180
Issuance of shares as compensation for
 professional services                           1,937                30                                                         30
Purchase of treasury stock                                                             (661,844)   (9,360)                   (9,360)
Stock options exercised                        340,475      3      2,862                                                      2,865
Tax benefit of stock options exercised                             1,026                                                      1,026
------------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 2004                    31,941,582   $319    $70,105   $218,612 (13,093,781)($151,905)     ($5,551)    $131,580
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business

Hancock Fabrics, Inc. ("Hancock") is a retail and wholesale merchant of fabric and related home sewing and decorating accessories. Hancock operates 433 stores in 42 states, supplies various independent retailers at wholesale prices and operates an internet store under its two domain names, hancockfabrics.com and homedecoratingaccents.com. Hancock conducts business in one operating business segment.

Note 2 - Summary of Accounting Policies

Consolidated financial statements include the accounts of Hancock and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated. Hancock maintains its financial records on a 52-53 week fiscal year ending on the Sunday closest to January 31. Fiscal years 2003, 2002 and 2001, as used herein, refer to the years ended February 1, 2004, February 2, 2003, and February 3, 2002, respectively. Fiscal year 2001 contained 53 weeks and fiscal years 2003 and 2002 each contained 52 weeks.

Use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period is required by management in the preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Revenue recognition occurs at the time of sale of merchandise to Hancock's customers. Sales include the sale of merchandise from Company-owned stores, net of returns and exclusive of sales taxes. Sales to independent retailers at wholesale prices are recorded based on the shipping terms with customers.

Cost of goods sold includes merchandise and freight and handling costs and excludes depreciation and amortization, which are shown separately in the Consolidated Statement of Income.

Cash and cash equivalents include cash on hand, amounts due from banks and repurchase agreements having original maturities of three months or less and are reflected as such for purposes of reporting cash flows.

Inventories consist of fabrics, sewing notions and related accessories held for resale and are valued at the lower of cost or market; cost is determined by the last-in, first-out ("LIFO") method. The current cost of inventories exceeded the LIFO cost by approximately $37 million at February 1, 2004 and $38 million at February 2, 2003.

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Average depreciable lives are as follows: buildings and improvements 15-30 years and fixtures and equipment 3-8 years.

Long-lived asset impairment is periodically assessed at the individual store level by comparing the carrying value of the assets with their estimated future undiscounted cash flows in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. No impairment losses were recorded in 2003, 2002, or 2001.

Maintenance   and  repairs  are  charged  to  expense  as  incurred   and  major
improvements are capitalized.

Advertising, including production costs, is charged to expense the first day of the advertising period. Advertising expense for 2003, 2002 and 2001, was $17.2 million, $15.5 million and $15.2 million, respectively.

Pre-opening costs of new stores are charged to expense as incurred.

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

Financial instruments are evaluated using the following methods and assumptions to estimate the fair value of each class of financial instruments: cash and receivables - the carrying amounts approximate fair value because of the short maturity of those instruments; long-term debt - the fair value of Hancock's long-term debt is estimated based on the current borrowing rates available to Hancock for bank loans with similar terms and average maturities. Throughout all years presented, Hancock did not have any financial derivative instruments outstanding.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock options are accounted for using the intrinsic value method where compensation cost for stock options is measured as the excess, if any, of the quoted market price of Hancock's stock at the date of grant over the amount an employee must pay to acquire the stock. For each of the three years in the period ended February 1, 2004, the exercise price of all options granted had equaled the fair market value at the date of grant; accordingly, no compensation expense for stock options has been recorded.

Pro-forma information regarding net income and earnings per share as if the fair value method had been applied in measuring compensation expense is presented below (in thousands, except per share amounts):


                                                                   2003           2002           2001
                                                               -------------- -------------- --------------

Net earnings, as reported                                      $    17,428      $  19,728      $  14,426
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                          (963)          (604)          (515)
                                                               -------------- -------------- --------------
Pro forma net earnings                                         $    16,465      $  19,124      $  13,911
                                                               ============== ============== ==============

Earnings per share:
   Basic - as reported                                         $       .99      $    1.11      $     .86
                                                               ============== ============== ==============
   Basic - pro forma                                           $       .93      $    1.07      $     .83
                                                               ============== ============== ==============

   Diluted - as reported                                       $       .94      $    1.04      $     .84
                                                               ============== ============== ==============
   Diluted - pro forma                                         $       .89      $    1.01      $     .81
                                                               ============== ============== ==============

Comprehensive income and the components of accumulated comprehensive income are not presented since Hancock did not have any comprehensive income items in any of the three fiscal years in the period ended February 1, 2004.

Treasury stock is repurchased periodically by Hancock. These treasury stock transactions are recorded using the cost method.

Recently Adopted Accounting Pronouncements include SFAS No. 142, Goodwill and Other Intangible Assets, issued by the Financial Accounting Standards Board ("FASB") during July 2001. SFAS No. 142 changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets ceased upon adoption of this statement. Hancock adopted SFAS No. 142 in 2002. The transitional impairment test of goodwill was performed in the fourth quarter and no impairment was noted. The only change in the carrying amount of goodwill in 2001 resulted from amortization expense of $383,000. The following table presents net earnings and earnings per share as adjusted for goodwill amortization, net of income tax expense, recognized in the periods prior to the adoption of SFAS No. 142 (in thousands, except per share amounts):


                                                                             2001
                                                                      -------------------

Reported net earnings                                                 $         14,426
   Add: Goodwill amortization, net of income taxes                                 244
                                                                      -------------------
   Adjusted net earnings                                              $         14,670
                                                                      ===================
Basic net earnings per share                                          $            .88
                                                                      ===================
Diluted net earnings per share                                        $            .85
                                                                      ===================

Recent Accounting Pronouncements include SFAS No. 143, Accounting for Asset Retirement Obligations, issued by the FASB in June 2001. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement is effective for financial statements for fiscal years beginning after June 15, 2002. Hancock adopted SFAS No. 143 as of February 3, 2003, and there was no impact on its financial statements.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002. This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, and it eliminates the treatment of early extinguishments of debt as extraordinary items. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Hancock adopted SFAS No. 145 as of May 15, 2002 and February 3, 2003, and there was no impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Hancock adopted SFAS No. 146 as of January 1, 2003, and there was no impact on its financial statements.

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

During November 2003, the EITF reached a consensus on Issue 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers". EITF 03-10 addresses the accounting and disclosure treatment for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers. EITF 03-10 is effective for sales incentives tendered to consumers for fiscal years beginning after December 15, 2003. Hancock adopted EITF Issue 03-10 on February 2, 2004, and there was no impact on its financial statements.

During December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosure about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension and other postretirement benefit plans and replaces SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised) requires additional disclosures to those in SFAS No. 132 about assets, obligations, cash flows, net periodic benefit cost of defined benefit pension plans and other postretirement plans. SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003. Hancock adopted the disclosure requirements of SFAS No. 132 (revised) as of February 1, 2004.

During December 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities. FIN No. 46 (revised) replaces FIN No. 46, Consolidation of Variable Interest Entities, and provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN No. 46 (revised) is effective for public entities with interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. For public entities with interests in all other types of entities, FIN No. 46 (revised) is effective for financial statements for periods ending after March 15, 2004, with early adoption permitted. Hancock adopted FIN No. 46 (revised) as of February 1, 2004 and there was no impact on its financial statements.

During January 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,
Improvement and Modernization Act of 2003, which allows the deferral of financial recognition of the Medicare Prescription Drug Improvement and Modernization Act until the FASB issues final accounting guidance. Refer to Note 10 in the Consolidated Financial Statements for additional information.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 presentation including the tax benefit of stock options exercised in the consolidated statements of cash flows.

Note 3 - Acquisition of Heilig-Meyers' Leases

Beginning in 2000 and continuing through 2001, Hancock acquired certain operating leases of Heilig-Meyers' stores for cash payments of approximately $1.2 million. Fourteen lease assignments were made for stores operating across the United States. These acquisitions were accounted for as purchases. As no tangible assets were acquired, the entire purchase price was assigned to intangible assets. Aggregate amortization expense for these intangibles for the next five years totals approximately $300,000. Operating results for former Heilig-Meyers' locations have been included with those of Hancock as these stores were opened during 2000 and 2001.

Note 4 - Property and Equipment (in thousands)

                                                                            2003                 2002
                                                                     -------------------  -------------------

Buildings and improvements                                               $      21,084      $     14,025
Leasehold improvements                                                          11,194             9,847
Fixtures and equipment                                                          64,873            57,642
Construction in progress                                                        13,785            10,083
                                                                     -------------------  -------------------
                                                                               110,936            91,597
Accumulated depreciation and amortization                                      (57,912)          (53,409)
                                                                     -------------------  -------------------
                                                                                53,024            38,188
Land                                                                             4,118             3,665
                                                                     -------------------  -------------------
                                                                         $      57,142      $     41,853
                                                                     ===================  ===================


Note 5 - Accrued Liabilities (in thousands)


                                                                       2003                 2002
                                                                -------------------  -------------------

Payroll and benefits                                               $     6,384         $     7,161
Property taxes                                                           4,664               4,172
Sales taxes                                                              2,196               2,341
Current portion of reserve for store closings (Note 13)                    969                 871
Other                                                                    8,361               6,494
                                                                -------------------  -------------------
                                                                   $    22,574         $    21,039
                                                                ===================  ===================

Note 6 - Long-Term Debt Obligations

Hancock has two uncollateralized revolving credit arrangements totaling $50 million with a group of banks. These agreements provide for an annual facility fee, which was .20% of the total facility amount as of February 1, 2004. Borrowings under the revolving credit agreements bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the Money Market Rate or a rate derived from the London Interbank Offered Rate. Hancock anticipates that these credit arrangements will be extended through March 26, 2007.

At February 1, 2004 and February 2, 2003, Hancock had outstanding borrowings of $10 million and $0, respectively, under the revolving credit arrangements. At February 1, 2004, the effective interest rate on the outstanding borrowings was 1.62%. The revolving credit arrangements contain certain restrictive covenants which, among other things, require the Company to comply with certain financial covenants, including maintenance of a specified consolidated tangible net worth, a debt to cash flow ratio and a fixed charge coverage ratio. As of February 1, 2004, the Company was in compliance with the covenants.

Hancock has an arrangement that provides for up to $5 million in letters of credit. At February 1, 2004, Hancock had commitments under this arrangement of $2.9 million on issued letters of credit which support purchase orders for merchandise to be imported. Hancock also has a $4.7 million standby letter of credit to guarantee payment of potential future workers' compensation claims.

Note 7 - Long-Term Leases

Hancock leases its retail fabric store locations under noncancelable operating leases expiring at various dates through 2024. Most of the Company's store leases have an average initial term of ten years and provide for renewal options. In addition, the majority of Hancock's store leases contain escalation clauses and require the Company to pay its pro rata share of taxes, insurance and common area maintenance expenses. Certain of the leases for store locations also provide for additional rent based on sales volume.

Rent expense consists of the following (in thousands):


                                                       2003            2002             2001
                                                  --------------- ---------------- ---------------

Minimum rent                                       $    32,837     $     31,661      $   31,070
Additional rent based on sales                             234              342             342
                                                  --------------- ---------------- ---------------
                                                   $    33,071     $     32,003      $   31,412
                                                  =============== ================ ===============

Minimum rental payments as of February 1, 2004 are as follows (in thousands):


         Fiscal Year
           2004                                                       $           29,162
           2005                                                                   26,482
           2006                                                                   23,145
           2007                                                                   18,172
           2008                                                                   13,693
           Thereafter                                                             36,627
                                                                      -------------------
           Total minimum lease payments                               $          147,281
                                                                      ===================

Note 8 - Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):


                                                             2003               2002              2001
                                                       ------------------ ----------------- -----------------
Currently payable
   Federal                                             $          10,967   $         7,097   $         6,877
   State                                                             671               418               405
                                                       ------------------ ----------------- -----------------
                                                                  11,638             7,515             7,282
                                                       ------------------ ----------------- -----------------
Deferred
   Current                                                            35               110            (1,757)
   Noncurrent                                                     (1,742)            3,618             2,699
                                                       ------------------ ----------------- -----------------
                                                                  (1,707)            3,728               942
                                                       ------------------ ----------------- -----------------
                                                       $           9,931   $        11,243   $         8,224
                                                       ================== ================= =================


Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

The deferred tax assets (liabilities) are comprised of the following (in thousands):


                                                                          2003               2002
                                                                  ------------------ ------------------

   Inventory valuation methods                                      $      (6,488)     $      (4,835)
   Accelerated depreciation                                                  (783)              (715)
   Accruals not currently deductible:
     Postretirement benefits other than pensions                            7,785              7,643
     Other employee benefit costs                                           3,098              2,624
     Deferred compensation                                                  2,589              1,036
     Store closing costs                                                      567                635
     Insurance reserves                                                       878                985
   Pension payment in excess of required contributions                     (5,785)            (6,266)
   Other                                                                    1,233                280
                                                                  ------------------ ------------------
                                                                    $       3,094      $       1,387
                                                                  ================== ==================


Management expects the deferred tax assets to be fully recoverable and the deferred tax liabilities to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities.

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:


                                                                           2003             2002            2001
                                                                      ---------------  --------------- ----------------

Statutory Federal income tax rate                                             35.0%           35.0%            35.0%
State income taxes, net of Federal income tax effect                           1.3             1.3              1.3
                                                                      ---------------  --------------- ----------------
Effective tax rate                                                            36.3%           36.3%            36.3%
                                                                      ===============  =============== ================

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

Stock Repurchase Plan. In prior years and continuing in fiscal 2003, repurchases of approximately 13,100,000 shares have been made. As of February 1, 2004, 378,000 shares are available for repurchase under the most recent authorization.

Note 10 - Employee Benefit Plans

Stock Options. In 1996, Hancock adopted the 1996 Stock Option Plan (the "1996 Plan") which authorized the granting of options to employees for up to 2,000,000 shares of common stock at an exercise price of no less than 50% of fair market value on the date the options are granted. The exercise price of all options granted under this Plan have equaled the fair market value on the grant date. The employee stock options granted under the 1996 Plan vest ratably over a period of not less than two years and expire ten years after the date of grant. The 1996 Plan expired on September 30, 2001 and a preceding plan, the 1987 Stock Option Plan expired on March 22, 1997. Both plans prohibit grants after the expiration date.

In 2001, Hancock adopted the 2001 Stock Incentive Plan (the "2001 Plan") which authorizes the granting of options or restricted stock to key employees for up to 2,800,000 shares of common stock in total, with no more than 1,000,000 of those shares being allocated to restricted stock. The 2001 Plan also provides for the granting of options to directors as specified in the plan document. The options granted under the 2001 Plan can have an exercise price of no less than 100% of fair market value on the date the options are granted. Options and restricted stock issued under the 2001 Plan vest ratably over a minimum four-year period and options expire ten years after the date of grant. As of February 1, 2004, a total of 997,850 shares remain available for grant under the 2001 Plan, including 365,150 shares which can be issued as restricted stock.

A summary of activity in the plans for the years ended February 1, 2004, February 2, 2003 and February 3, 2002 follows:

                               2003                              2002                                 2001
                   -----------------------------  -----------------------------------  -----------------------------------
                                    Weighted                           Weighted                            Weighted
                                     Average                           Average                             Average
                                    Exercise                           Exercise                            Exercise
                      Options         Price          Options            Price             Options           Price
                   -----------------------------  -----------------------------------  -----------------------------------
Outstanding at
  beginning of year    2,196,250     $  10.82          2,926,450      $      9.07          3,121,500        $     8.83

Granted                  463,500     $  15.85            461,900      $     18.04            488,200        $     7.50

Canceled                (110,650)    $  13.50            (50,125)     $      9.80           (104,200)       $     8.13

Exercised               (340,475)    $   8.42         (1,141,975)     $      9.30           (579,050)       $     6.53
                   --------------                 ---------------                      --------------

Outstanding
  at end of year       2,208,625     $  12.13          2,196,250      $     10.82          2,926,450        $     9.07
                   ==============                 ===============                      ==============
Exercisable
  at end of year       1,239,600     $  10.14          1,400,600      $      9.30          2,182,600        $    10.00
                   ==============                 ===============                      ==============


The weighted average remaining  contractual life of all outstanding  options was
6.32 years at February 1, 2004.

The weighted average grant-date fair value of options granted during 2003, 2002 and 2001 was $6.38, $6.75 and $2.85, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: dividend yields of 1.64%, 1.64% and 1.37%; average expected volatility of .51, .48 and .48; risk-free interest rates of 3.47%, 2.54% and 4.19%; and an average expected life of 4.5 years in 2003, 4.5 years in 2002 and
4.0 years in 2001.

                                  Options Outstanding                                   Options Exercisable
-------------------------------------------------------------------------        -----------------------------------
                                          Weighted         Weighted                                   Weighted
                          Number          Average           Average                  Number           Average
      Range of          Outstanding      Remaining         Exercise                Exercisable        Exercise
  Exercise Prices        at 2/1/04      Life (Years)         Price                  at 2/1/04          Price
-------------------------------------------------------------------------        -----------------------------------
    $ 4.25 to $ 5.81          271,775       5.98           $     4.84                 271,775         $     4.84
    $ 7.50 to $ 7.50          356,450       7.29                 7.50                 138,350               7.50
    $ 8.13 to $11.00          318,800       1.92                 9.55                 318,800               9.55
    $12.63 to $13.13          391,000       3.75                12.93                 391,000              12.93
    $14.25 to $15.84          453,900       9.23                15.79                  14,250              14.64
    $16.42 to $18.09          416,700       8.31                18.07                 105,425              18.09
                      ----------------                                           ----------------
     $4.25 to $18.09        2,208,625       6.32                12.13               1,239,600              10.14
                      ================                                           ================


Restricted Stock. On December 6, 1995, Hancock adopted the 1995 Restricted Stock Plan to provide for the issuance of restricted stock awards to employees. The aggregate number of shares that may be issued or reserved for issuance pursuant to the 1995 Restricted Stock Plan shall not exceed one million shares. In 2001, Hancock adopted the 2001 Stock Incentive Plan which authorized the granting of up to 1,000,000 shares of restricted stock. During 2003, 2002 and 2001, restricted shares totaling 149,000, 97,600 and 459,100, respectively, were issued to officers and key employees under the Plans. As of February 1, 2004, a total of 1,061,900 shares are outstanding for which restrictions have not been lifted. Compensation expense related to restricted shares issued is recognized over the period for which restrictions apply. This expense totaled $2,436,000, $2,241,000 and $2,006,000 in 2003, 2002 and 2001, respectively.

Retirement Plan. Hancock maintains a noncontributory defined benefit retirement plan that covers substantially all of its full-time employees. The plan provides for pension and disability benefits based primarily on years of service and employee compensation. Hancock uses a December 31st measurement date for its retirement plan.

Changes in Projected Benefit Obligation and Fair Value of Plan Assets (in thousands)


                                                                         2003              2002
                                                                   ----------------- -----------------
Change in benefit obligation
Benefit obligation at beginning of year                             $       56,682     $      48,435
Service costs                                                                2,479             2,214
Interest costs                                                               3,676             3,542
Benefits paid                                                               (2,469)           (2,346)
Actuarial adjustments                                                        2,871             4,837
                                                                   ----------------- -----------------
Benefit obligation at end of year                                  $        63,239     $      56,682
                                                                   ================= =================

Change in plan assets
Fair value of plan assets at beginning of year                     $        54,193     $      44,792
Actual return on plan assets                                                11,501            (5,681)
Employer contributions                                                           -            17,428
Benefits paid                                                               (2,469)           (2,346)
                                                                   ----------------- -----------------
Fair value of plan assets at end of year                           $        63,225     $      54,193
                                                                   ================= =================

Funded Status

The funded status and the amounts recognized in Hancock's consolidated balance sheet for the retirement plan based on an actuarial valuation were as follows (in thousands):


                                                           2003               2002
                                                     ------------------ ------------------

Funded status                                          $           (14)   $        (2,489)
Prior service cost                                                 250                328
Actuarial adjustments                                           15,700             20,990
                                                     ------------------ ------------------
Net amount recognized                                  $        15,936    $        18,829
                                                     ================== ==================


Components of Net Periodic Benefit Cost (in thousands)


                                                              2003               2002              2001
                                                        ------------------ ----------------- -----------------

Service costs                                            $         2,479    $        2,214    $       1,955
Interest costs                                                     3,676             3,542            3,238
Expected return on plan assets                                    (4,641)           (4,112)          (4,430)
Amortization and deferrals                                            78               101              107
Recognized net actuarial (gain) loss                               1,301               279                -
                                                        ------------------ ----------------- -----------------
Net periodic benefit cost                                $         2,893    $        2,024    $         870
                                                        ================== ================= =================

Accumulated Benefit Obligation

The accumulated benefit obligation for the retirement plan was $59,673,000 and $53,908,000 at December 31, 2003 and 2002, respectively.

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

                                                       2003             2002            2001
                                                  ---------------  --------------- ----------------

Discount rate                                              6.25%            6.75%            7.25%
Rate of increase in compensation levels                    4.00%            4.00%            4.00%


Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

                                                      2003         2002        2001
                                                  ------------ ----------- ------------

Discount rate                                           6.75%       7.25%        7.50%
Rate of increase in compensation levels                 4.00%       4.00%        4.25%
Expected long-term rate of return on assets             8.75%       9.25%        9.25%

The expected long-term rate of return on plan assets reflects Hancock's expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligation. In developing the expected long-term rate of return assumption, Hancock evaluated input from the Company's third party actuarial and investment firms and considered other factors including inflation, interest rates, peer data and historical returns.

Plan Assets

Hancock's retirement plan weighted-average asset and target allocations were as follows:

                                             Percentage of Plan
                                                   Assets               Target
                                                at December 31        Allocation
                                                --------------        ----------
Asset Category                              2003            2002
--------------                           -----------     ----------
Equity securities                             66.1%          47.4%           65%
Fixed income securities                       33.9%          52.6%           35%
                                         -----------     ----------  ------------
Total                                        100.0%         100.0%          100%
                                         ===========     ==========  ============


Hancock invests in a diversified portfolio of equity and fixed income securities designed to maximize returns while minimizing risk associated with return volatility. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and the Company's financial condition. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. In addition, the target asset allocation is periodically reviewed and adjusted, as appropriate. On December 31, 2002, the Company made a $15 million contribution to the retirement plan which was initially placed into a money-market fund prior to being distributed to equity and fixed income securities in accordance with target allocation percentages. Accordingly, on that date, the actual allocation between equity and fixed income securities varies from the target allocation by an amount that is more than the typical variation.

Contributions

Hancock's minimum required contribution for 2004 is $0, while the maximum amount that may be contributed and deducted for income tax purposes is $4,335,000. Hancock has not yet decided whether it will make a contribution in 2004.

Postretirement Benefit Plan. Hancock maintains a postretirement medical/dental/life insurance plan for all employees and retirees hired before January 1, 2003. Eligibility for the plan is limited to employees completing 15 years of credited service while being eligible for the Company's employee medical benefit program. The Company currently contributes to the plan as benefits are paid. Hancock uses a December 31st measurement date for its postretirement benefit plan.

On December 8, 2003, the "Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act) was signed into law. The Act expands Medicare to include coverage for prescription drugs. Hancock sponsors medical programs, including prescription drug coverage for retirees, and the Company expects that this legislation will eventually reduce the Company's cost for some of these programs. On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which allows the deferral of financial recognition of the Act until the FASB issues final accounting guidance. Hancock elected to defer the recognition of the Act. Therefore, the Company's accumulated postretirement obligation does not reflect the effects of the Act. The FASB's specific authoritative guidance on accounting for the federal subsidy is pending, and that guidance, when issued, could require a change to the amounts recorded in the financial statements and disclosed in the Notes to the Consolidated Financial Statements.

Changes in Accumulated Postretirement Benefit Obligation (in thousands)

                                                                     2003              2002
                                                              ------------------ -----------------
Change in benefit obligation
Benefit obligation at beginning of year                       $          13,731  $          11,874
Service costs                                                               560                485
Interest costs                                                              932                852
Benefits paid                                                              (490)              (500)
Actuarial adjustments                                                     1,359              1,020
                                                              ------------------ ------------------
Benefit obligation at end of year                             $          16,092  $          13,731
                                                              ================== ==================

Funded Status

The Company currently contributes to the plan as benefits are paid. The funded status and the amounts recognized in Hancock's consolidated balance sheet for other postretirement benefits based on an actuarial valuation were as follows (in thousands):


                                                     2003               2002
                                               ------------------ ------------------

Funded status                                  $        (16,092)  $        (13,731)
Prior service cost                                       (1,923)            (2,173)
Actuarial adjustments                                    (4,353)            (6,072)
                                               ------------------ ------------------
Net amount recognized                          $        (22,368)  $        (21,976)
                                               ================== ==================


Components of Net Periodic Benefit Cost (in thousands)

                                                 2003              2002               2001
                                           ----------------- -----------------  -----------------

Service costs                              $            560  $            485   $            635
Interest costs                                          932               852              1,027
Amortization and deferrals                             (610)             (732)              (520)
                                           ----------------- -----------------  -----------------
Net periodic postretirement costs          $            882  $            605   $          1,142
                                           ================= =================  =================


Assumptions

Weighed-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

                                                   2003              2002               2001
                                             ----------------- -----------------  -----------------

Discount rate                                           6.25%             6.75%              7.25%
Rate of increase in compensation levels                 4.00%             4.00%              4.00%


Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

                                                   2003              2002               2001
                                             ----------------- -----------------  -----------------

Discount rate                                           6.75%             7.25%              7.50%
Rate of increase in compensation levels                 4.00%             4.00%              4.25%


Assumed Health Care Cost Trend Rates

                                                                 2003                                      2002
                                                 --------------------------------------  ----------------------------------------
                                                    Employees             Employees          Employees             Employees
                                                  under age 65         age 65 or older     under age 65         age 65 or older
                                                 --------------------------------------------------------------------------------
Health care cost trend rate assumed for next year          7.25%                 9.00%               7.75%                 9.75%
Rate that the cost trend rate gradually declines to        4.75%                 4.75%               4.75%                 4.75%
Year that the rate reaches the rate it is assumed to
  remain at                                                 2009                  2010                2009                  2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

                                                 One-Percentage Point       One-Percentage Point
                                                       Increase                    Decrease
                                             --------------------------------------------------------
Effect on total service and interest costs               $275                      ($218)
Effect on postretirement benefit obligation             $2,467                    ($1,900)

Contributions

Hancock currently contributes to the plan as benefits are paid and expects to continue to do so in 2004. Claims paid in 2003, 2002 and 2001 totaled $490,000, $500,000 and $549,000, respectively. The Company expects claims for 2004 to be similar to the three preceding years.

Note 11 - Earnings per Share

A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share amounts):

                                                                       Years Ended
                            --------------------------------------------------------------------------------------------------
                                   February 1, 2004                 February 2, 2003                 February 3, 2002
                            -------------------------------  ------------------------------  ---------------------------------
                               Net               Per Share     Net               Per Share      Net               Per Share
                             Earnings   Shares    Amount     Earnings   Shares     Amount     Earnings   Shares     Amount
                            ---------  -------- -----------  --------  -------  -----------  ---------  --------  ------------
Basic EPS
Earnings available to
  common shareholders        $ 17,428   17,677   $    .99    $ 19,728   17,847   $    1.11    $ 14,426   16,763   $    .86

Effect of Dilutive
  Securities
Stock options                              423                             607                              354
Restricted stock                           499                             435                               70
                                       ---------                      ---------                        ----------

Diluted EPS
Earnings available to
  common shareholders
  plus conversions           $ 17,428   18,599   $    .94    $ 19,728   18,889   $    1.04      14,426   17,187   $    .84
                            =========  ========= ==========  ======== =========  ==========  ========= ========== ============


Certain options to purchase shares of Hancock's common stock totaling 539,174, 289,974 and 1,291,988 shares were outstanding during the years ended February 1, 2004, February 2, 2003 and February 3, 2002, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average price of common shares.

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

Other. During the first quarter of 2003, Hancock entered into a cost-plus contract for the construction of the Company's new distribution center and corporate offices. At February 1, 2004, Hancock's remaining commitment is approximately $10 million which is expected to be disbursed during 2004.

Note 13 - Reserve for Store Closings

The reserve for store closings is based on estimates of net lease obligations and other store closing costs. During 2002, Hancock recorded a reduction in the reserve of $550,000 for sub-lease arrangements reached during the year that were not previously anticipated. In addition, Hancock increased the reserve by $266,000 for the remaining cost of net lease obligations for stores closed during 2002. During 2003, Hancock increased the reserve by $89,000 to reflect changes in prospects for sub-leasing certain properties and by $214,000 for the remaining cost of net lease obligations for stores closed during 2003.

The 2002 and 2003 activity in the reserve is as follows (in thousands):


                                                 Addition to
                                Beginning       (Reduction in)                                          End of
                                 of Year           Reserve            Interest        Payments           Year
                             ---------------- -------------------  --------------- ---------------- ---------------
2002
   Lease obligations         $       2,884    $          (284)     $        159    $      (1,010)   $       1,749
                             ================ ===================  =============== ================ ===============

2003
   Lease obligations         $       1,749    $           303      $        127    $        (618)   $       1,561
                             ================ ===================  =============== ================ ===============


Report of Independent Auditors

To the Board of Directors and
Shareholders of Hancock Fabrics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Hancock Fabrics, Inc. and its subsidiaries at February 1, 2004 and February 2, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes the examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers, LLP

Memphis, Tennessee
March 5, 2004

QUARTERLY FINANCIAL DATA (unaudited)

Years ended February 1, 2004 and February 2, 2003
  (in thousands, except per share amounts)

                                                                                Per Common Share
                                                                   -------------------------------------------
                                        Gross           Net               Net Earnings*              Cash
                                                                   -----------------------------
                           Sales        Profit        Earnings         Basic         Diluted       Dividend
--------------------------------------------------------------------------------------------------------------
2003
  First Quarter        $     107,636    $   54,739     $    4,071     $      .23     $      .22    $      .10
  Second Quarter              96,103        49,769          1,577            .09            .09           .10
  Third Quarter              112,699        57,425          4,214            .24            .23           .10
  Fourth Quarter             127,167        66,660          7,566            .43            .41           .10
--------------------------------------------------------------------------------------------------------------
                       $     443,605    $  228,593     $    17,428    $      .99     $      .94    $      .40
==============================================================================================================

2002
  First Quarter        $     104,054    $   52,535     $    3,691     $      .21     $      .20    $      .08
  Second Quarter              92,676        47,551          1,485            .08            .08           .08
  Third Quarter              112,933        57,290          5,756            .32            .31           .08
  Fourth Quarter             128,624        66,537          8,796            .49            .47           .08
--------------------------------------------------------------------------------------------------------------
                       $     438,287    $  223,913     $   19,728     $     1.11     $     1.04    $      .32
==============================================================================================================


* Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.


Eleven-Year Summary (unaudited)                             Earnings
(dollars in thousands)                                       Before
                                                LIFO        Interest         Net                           Number
                                 Gross         Credit          and         Interest         Net              of
  Year          Sales           Profit        (Charge)        Taxes        Expense       Earnings          Stores
---------------------------------------------------------------------------------------------------------------------
  2003         $    443,605    $   228,593     $   1,375     $   27,874     $     515     $   17,428             433
  2002              438,287        223,913         1,525         31,235           264         19,728             430
  2001              411,857        210,542          (125)        23,817         1,167         14,426             439
  2000              385,245        195,834          (650)        18,965         2,223         10,670             443
  1999              381,572        185,871           475         12,871         2,380          6,713             453
  1998              392,303        190,782           300          6,802         1,273          3,517 (1)         462
  1997              381,910        186,764           700         24,947           162         15,289             481
  1996              378,218        183,325        (2,505)        21,128           957         12,413             462
  1995              364,192        172,169        (3,016)        16,586         1,937          8,907             498
  1994              366,816        171,387          (500)        19,089         2,230         10,159             500
  1993              367,745        161,491        (6,600)        10,677         2,076          5,399             500

(1) Net earnings in 1998 included a net charge of $6,349,000 related principally to net lease obligations for stores closed at January 31, 1999 and stores committed to closing in fiscal 1999.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a.  CONTROLS AND PROCEDURES

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

                                    PART III

Item 10.  DIRCTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Directors of the Company and our Code of Business Conduct and Ethics is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Shareholders.

                                                 Office Presently Held and Business
Name                            Age              Experience During the Last Five Years
----                            ---              -------------------------------------

Larry G. Kirk                    57              Chairman of the Board from June 1997 and Chief Executive Officer from
                                                 June 1996.  Director from 1990.

Jack W. Busby, Jr.               61              President and Chief Operating Officer from June 1997 through February
                                                 2004.  Director from 1997.

James A. Austin                  50              Executive Vice President from June 2001 and Chief Operating Officer from
                                                 February 2004.  Prior to June 2001, Division Merchandise Manager-Linens,
                                                 Domestics and Window Fashions for Wards.

Bruce D. Smith                   45              Senior Vice President, Chief Financial Officer and
                                                 Treasurer from March 1997.

The term of each of the officers expires June 10, 2004.

There are no family relationships among the executive officers, directors or nominees for director.

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

Item 11.  EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Shareholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table details information regarding the Company's existing equity compensation plans as of February 1, 2004:


                                               (a)                  (b)                     (c)

                                            Number of                               Number of securities
                                        securities to be                           remaining available for
                                           issued upon        Weighted-average      future issuance under
                                           exercise of       exercise price of       equity compensation
                                           outstanding          outstanding           plans (excluding
                                        options, warrants    options, warrants      securities reflected
Plan Category                              and rights            and rights          in column (a)) (2)
-------------------------------------- ------------------   -------------------    ------------------------

Equity compensation plans
approved by security holders (1)               2,208,625               $12.13                  997,850

Equity compensation plans not
approved by security holders                           -                    -                        -
                                       ------------------   -----------------------------------------------
Total                                          2,208,625               $12.13                  997,850
                                       ==================   ===============================================

--------------------------------------
(1) These plans are the Company's 1987 Stock Option Plan, 1996 Stock Option Plan and 2001 Stock Incentive Plan.

(2) These securities include shares available under the Company's 2001 Stock Incentive Plan.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about principal accountant fees and services is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Shareholders.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

        3.1   c     Certificate of Incorporation.
        3.2   d     By-Laws.
        4.1   j     Amended and restated Rights Agreement with Continental
                    Stock and  Transfer  Company  dated March 23, 1987 and
                    amended and restated most recently on March 4, 2001.
        4.2   b     Agreement with Continental Stock and Transfer Company (as
                    Rights Agent) dated July 16, 1992.
       10.1   f     Credit  Agreement  with Wachovia Bank as Agent and Lenders as Signatories  Hereto  ("Revolving  Credit  Agreement")
                    dated April 16, 1999.
       10.2   k     Credit Agreement with SouthTrust Bank as Lender as
                    Signatories Hereto  ("SouthTrust  Credit Agreement") dated
                    March 26, 2002.
       10.3   k     Amendment to Revolving Credit Agreement dated
                    March 26, 2002.
       10.4   d     Form of Indemnification  Agreement dated June 8, 1995 for
                    each of Jack W. Busby, Jr., Don L. Fruge',  Larry G. Kirk
                    and Donna L. Weaver.
       10.5   e     Indemnification Agreement for Bruce D. Smith dated
                    December 10, 1996.
       10.6   f    #Agreement (deferred compensation) with Jack W. Busby dated
                    June 9, 1998.
       10.7   f    #Agreement to Secure Certain Contingent Payments with Jack W.
                    Busby dated June 9, 1998.
       10.8   f    #Agreement (deferred compensation) with Larry G. Kirk dated
                    June 9, 1998.
       10.9   f    #Agreement to Secure Certain Contingent Payments with Larry
                    G. Kirk dated June 9, 1998.
       10.10  d    #Form of Amendment,  Extension and Restatement of Severance
                    Agreement for each of Jack W. Busby, Jr. and Larry G. Kirk dated March 14, 1996.
       10.11  e    #Amendment of Deferred  Compensation  Agreement,  Severance
                    Agreement and Agreement to Secure Contingent Payments with
                    Larry G. Kirk dated June 13, 1996.
       10.12  e    #Amendment of Deferred  Compensation  Agreement and Agreement
                    to Secure  Contingent  Payments with Jack W. Busby,  Jr.
                    dated June 13, 1996.
       10.13  e    #Agreement (deferred compensation) with Bruce D. Smith dated
                    December 10, 1996.
       10.14  e    #Severance Agreement with Bruce D. Smith dated December 10,
                    1996.
       10.15  e    #Agreement to Secure Certain Contingent Payments with Bruce
                    D. Smith dated December 10, 1996.
       10.16  c    #Supplemental Retirement Plan, as amended.
       10.17  e    #1996 Stock Option Plan.
       10.18  a    #Extra Compensation Plan.
       10.19  g     Indemnification Agreement for Roger T. Knox dated June 21,
                    1999.
       10.20  g    #Form of  Agreement  and Renewal of Severance  Agreement for
                    each of Larry G. Kirk,  Jack W. Busby,  Jr. and Bruce D.
                    Smith dated May 4, 1999.
       10.21  h    #2000 Stock Compensation Plan for Non-Employee Directors.
       10.22  i    #2001 Stock Incentive Plan.
       10.23  i    #Agreement (deferred compensation) with James A. Austin dated
                    June 14, 2001.
       10.24  i     Indemnification Agreement for James A. Austin dated June 14,
                    2001.
       10.25  i    #Severance Agreement with James A. Austin dated June 14,
                    2001.
       10.26  i    #Agreement to Secure Certain Contingent Payments with James
                    A. Austin dated June 14, 2001.
       10.27  l    #Officer Incentive Compensation Plan as amended.

       10.28  l    #Amended and Restated 1995 Restricted Stock Plan and Deferred
                    Stock Unit Plan.
       21     *     Subsidiaries of the Registrant.
       23     *     Consent of PricewaterhouseCoopers LLP.
       31.1   *     Certification of Chief Executive Officer
       31.2   *     Certification of Chief Financial Officer
       32     *     Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to 18 U.S.C. Section 1350

           *  Filed herewith.

Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a          Form 10-K dated April 27, 1992.
b          Form 10-K dated April 26, 1993.
c          Form 10-K dated April 24, 1995.
d          Form 10-K dated April 22, 1996.
e          Form 10-K dated April 22, 1997.
f          Form 10-K dated April 30, 1999.
g          Form 10-K dated April 25, 2000.
h          Form S-8 dated December 27, 2000 and amended on April 26, 2001.
i          Form 10-Q dated September 12, 2001.
j          Form 8-K dated April 6, 2001.
k          Form 10-K dated April 29, 2002.
l          Form 10-K dated April 28, 2003.

         # Denotes management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K

  - Current Report on Form 8-K filed November 24, 2003 announcing quarterly earnings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 2004.


                                                    HANCOCK FABRICS, INC.

                                                    By   /s/ Larry G. Kirk
                                                       -----------------------
                                                             Larry G. Kirk
                                                    Chairman of the Board,
                                                    Director and Chief Executive
                                                    Officer


                                                    By   /s/ Bruce D. Smith
                                                       -----------------------
                                                             Bruce D. Smith
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

          Signature                                       Title
          ---------                                       -----

/s/ Jack W. Busby, Jr.                                   Director
--------------------------
Jack W. Busby, Jr.


/s/ Don L. Fruge'                                        Director
--------------------------
Don L. Fruge'


/s/ Roger T. Knox                                        Director
--------------------------
Roger T. Knox


/s/ Donna L. Weaver                                      Director
--------------------------
Donna L. Weaver

                                                                      EXHIBIT 21


                         Subsidiaries of the Registrant


                                    State of                Names Under Which
            Name                 Incorporation          Subsidiary Does Business
---------------------------      -------------          ------------------------
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

Sewing Centers, LLC                 Delaware               Singer Sewing Center

                                                                      EXHIBIT 23





                       Consent of Independent Accountants


We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 (Nos. 33-17215, 33-29138, 33-55419, 333-32295, 333-32299,
333-52788, and 333-69086) of our report dated March 5, 2004 relating to the financial statements, which appears in Hancock Fabrics, Inc.'s Annual Report on Form 10-K for the year ended February 1, 2004.



PricewaterhouseCoopers, LLP

Memphis, Tennessee
April 14, 2004

                                                                    EXHIBIT 31.1

                    Certification of Chief Executive Officer

I, Larry G. Kirk, certify that:

1.     I have reviewed this annual report on Form 10-K of Hancock Fabrics, Inc.;

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

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


Date:  April 14, 2004


/s/ Larry G. Kirk
-------------------
Larry G. Kirk
Chairman of the Board and Chief Executive Officer

                                                                    EXHIBIT 31.2

                    Certification of Chief Financial Officer

I, Bruce D. Smith, certify that:

1.     I have reviewed this annual report on Form 10-K of Hancock Fabrics, Inc.;

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

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


Date:  April 14, 2004


/s/ Bruce D. Smith
---------------------
Bruce D. Smith
Senior Vice President and
Chief Financial Officer

                                                                      EXHIBIT 32

      Certification of Chief Executive Officer and Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1350


Each of the undersigned, Larry G. Kirk and Bruce D. Smith, certifies pursuant to 18 U.S.C. Section 1350, that: (1) this annual report on Form 10-K of Hancock Fabrics, Inc. ("Hancock") for the year ended February 1, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date:  April 14, 2004

/s/ Larry G. Kirk
---------------------

Larry G. Kirk
Chairman of the Board and Chief Executive Officer


/s/ Bruce D. Smith
---------------------
Bruce D. Smith
Senior Vice President and Chief Financial Officer