Form 10-Q
period 2004-05-02
HANCOCK FABRICS INC
filed 2004-06-09
CIK 812906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the quarterly period ended May 2, 2004

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

As of May 2, 2004, the registrant had outstanding an aggregate of 18,888,270 shares of common stock, $.01 par value.


INDEX

Part I.  Financial Information:
                                                                                          Page Numbers
  Item 1. Financial Statements (unaudited)

    Consolidated Balance Sheets as of May 2, 2004 and February 1, 2004                         3

    Consolidated Statements of Income for the Thirteen Weeks  Ended May 2,                     4
      2004 and May 4, 2003

    Consolidated Statements of Cash Flows for the Thirteen Weeks Ended                         5
      May 2, 2004 and May 4, 2003

    Consolidated Statement of Shareholders' Equity for the Thirteen Weeks
      Ended May 2, 2004                                                                        6

    Notes to Consolidated Financial Statements                                               7 - 10

  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                               11 - 14

  Item 3. Quantitative and Qualitative Disclosures about Market Risks                         15

  Item 4. Controls and Procedures                                                             15

Part II.  Other Information:

  Item 2. Changes in Securities, Use of Proceeds and Issuer
          Purchases of Equity Securities                                                      16

  Item 6. Exhibits and Reports on Form 8-K                                                    17

Signature                                                                                     17

PART I. FINANCIAL INFORMATION

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

---------------------------------------------------------------------------------------------------
                                                                       May 2,        February 1,
(in thousands, except for share and per share amounts)                  2004             2004
---------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and cash equivalents                                $       3,246      $      4,080
          Receivables, less allowance for doubtful accounts                1,082               966
          Inventories                                                    150,963           154,984
          Prepaid expenses                                                 1,789             2,304
---------------------------------------------------------------------------------------------------
          Total current assets                                           157,080           162,334

Property and equipment, at depreciated cost                               63,357            57,142
Deferred tax assets                                                        5,691             6,207
Pension payment in excess of required contribution                        15,406            15,936
Goodwill                                                                   4,480             4,480
Other assets                                                               3,241             3,324
---------------------------------------------------------------------------------------------------
          Total assets                                             $     249,255      $    249,423
===================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
          Accounts payable                                         $      38,842      $     42,704
          Accrued liabilities                                             18,622            22,574
          Deferred tax liabilities                                         3,713             3,113
          Income taxes                                                     1,184             7,299
---------------------------------------------------------------------------------------------------
          Total current liabilities                                       62,361            75,690

Long-term debt obligations                                                23,000            10,000
Postretirement benefits other than pensions                               22,533            22,368
Reserve for store closings                                                   462               592
Other liabilities                                                          9,081             9,193
---------------------------------------------------------------------------------------------------
          Total liabilities                                              117,437           117,843
---------------------------------------------------------------------------------------------------

Commitments and contingencies
---------------------------------------------------------------------------------------------------

Shareholders' equity:
          Common stock, $.01 par value; 80,000,000 shares authorized;
           32,093,841 and 31,941,582 issued and outstanding,
            respectively                                                     321               319
          Additional paid-in capital                                      72,746            70,105
          Retained earnings                                              217,172           218,612
          Treasury stock, at cost, 13,205,571 and 13,093,781
             shares held, respectively                                  (153,637)         (151,905)
          Deferred compensation on restricted stock incentive plan        (4,784)           (5,551)
---------------------------------------------------------------------------------------------------
          Total shareholders' equity                                     131,818           131,580
---------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity               $     249,255      $    249,423
===================================================================================================

  See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                   Thirteen Weeks Ended
                                                                                May 2,            May 4,
(in thousands, except per share amounts)                                         2004              2003
---------------------------------------------------------------------------------------------------------------

Sales                                                                         $   105,089       $   107,636
Cost of goods sold (1)                                                             52,606            52,897
---------------------------------------------------------------------------------------------------------------

    Gross profit                                                                   52,483            54,739
---------------------------------------------------------------------------------------------------------------

Selling, general and administrative expense                                        49,379            46,820
Depreciation and amortization                                                       1,710             1,452
---------------------------------------------------------------------------------------------------------------

    Operating income                                                                1,394             6,467

Other expense (income)
    Interest expense                                                                  124                94
    Interest income                                                                   (12)              (17)
---------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                        1,282             6,390
Income taxes                                                                          466             2,319
---------------------------------------------------------------------------------------------------------------

Net earnings and comprehensive income                                         $       816       $     4,071
===============================================================================================================

Earnings per share
    Basic                                                                     $       .05       $       .23
    Diluted                                                                   $       .04       $       .22
===============================================================================================================

Weighted average shares outstanding
    Basic                                                                          17,994            17,790
    Diluted                                                                        18,791            18,684
===============================================================================================================

Dividends per share                                                                 $0.12             $0.10
===============================================================================================================

(1) Excluding depreciation and amortization
See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows
(unaudited)

-----------------------------------------------------------------------------------------------------
(in thousands)
                                                                            Thirteen Weeks Ended
                                                                           May 2,         May 4,
                                                                            2004           2003
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net earnings and comprehensive income                          $         816    $     4,071
         Adjustments to reconcile net earnings to cash
           flows used in operating activities
                   Depreciation and amortization                                1,710          1,452
                   LIFO charge (credit)                                          (150)             -
                   Deferred income taxes                                        1,116              -
                   Amortization of deferred compensation on
                     restricted stock incentive plan                              710            504
                   Loss on disposition of property and equipment                  138              -
                   Interest expense on closed stores accrual                       27             34
                   Issuance of shares as compensation for professional
                     services                                                       8              7
                   Issuance of shares under directors' stock plan                  45             45
         (Increase) decrease in assets
                   Receivables and prepaid expenses                               399          1,241
                   Inventory at current cost                                    4,171         (2,045)
                   Pension payment in excess of required contribution             530            780
                   Other assets                                                    83             84
         Increase (decrease) in liabilities
                   Accounts payable                                            (3,862)        (3,897)
                   Accrued liabilities                                         (3,889)        (4,739)
                   Income taxes                                                (5,056)          (790)
                   Postretirement benefits other than pensions                    165            101
                   Reserve for store closings                                    (220)          (172)
                   Other liabilities                                             (112)          (186)
         Tax benefit of stock options exercised                                   483            102
-----------------------------------------------------------------------------------------------------
                   Net cash used in operating activities                       (2,888)        (3,408)
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Additions to property and equipment                                   (8,070)        (3,592)
         Proceeds from the disposition of property and equipment                    7             17
-----------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                       (8,063)        (3,575)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Borrowings on revolving  credit agreement                             13,000         17,000
         Purchase of treasury stock                                            (1,732)        (9,202)
         Proceeds from exercise of stock options                                1,105            408
         Cash dividends paid                                                   (2,256)        (1,884)
-----------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                   10,117          6,322
-----------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                            (834)          (661)
Cash and cash equivalents:
         Beginning of period                                                    4,080          4,589
-----------------------------------------------------------------------------------------------------
         End of period                                                  $       3,246    $     3,928
=====================================================================================================

Supplemental disclosures:
Cash paid during the period for:
         Interest                                                       $          95    $        34
         Income taxes                                                   $       3,932    $     3,109
=====================================================================================================

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for number of shares)

------------------------------------------------------------------------------------------------------------------------------------
                                                               Additional
                                              Common Stock      Paid-in               Treasury Stock                      Total
                                          --------------------           Retained   -------------------     Deferred   Shareholders'
                                            Shares    Amount    Capital  Earnings    Shares      Amount    Compensation   Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 2004                  31,941,582    $319    $70,105  $218,612  (13,093,781) ($151,905)    ($5,551)     $131,580

Net earnings and comprehensive income                                         816                                               816
Cash dividends ($.12 per share)                                            (2,256)                                           (2,256)
Cancellation of restricted stock              (5,650)               (57)                                           57
Amortization & vesting of deferred
 compensation on restricted stock
 incentive plan                                                   1,059                                           710         1,769
Issuance of shares under directors'
 stock plan                                    2,805                 45                                                          45
Issuance of shares as compensation for
  professional services                          454                  8                                                           8
Purchase of treasury stock                                                            (111,790)    (1,732)                   (1,732)
Stock options exercised                      154,650       2      1,103                                                       1,105
Tax benefit of stock options exercised                              483                                                         483
------------------------------------------------------------------------------------------------------------------------------------
Balance May 2, 2004                       32,093,841    $321    $72,746  $217,172  (13,205,571) ($153,637)    ($4,784)     $131,818
====================================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hancock Fabrics, Inc. ("Hancock" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring entries), which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended February 1, 2004 incorporated into the Company's Annual Report on Form 10-K.

The results of operations for the thirteen week period is not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2: STOCK OPTIONS

Stock options are accounted for using the intrinsic value method where compensation cost for stock options is measured as the excess, if any, of the quoted market price of Hancock's stock at the date of grant over the amount an employee must pay to acquire the stock. For the 13 weeks ended May 2, 2004 and May 4, 2003 the exercise price of all options granted equaled the fair market value at the date of grant; accordingly, no compensation expense for stock options has been recorded.

Pro forma information regarding net earnings and earnings per share as if the fair value method had been applied in measuring compensation expense is presented below (in thousands, except per share amounts):

                                                                   2004           2003
                                                               -------------- --------------

Net earnings, as reported                                      $        816     $    4,071
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                           (448)          (162)
                                                               -------------- --------------
Pro forma net earnings                                         $        368     $    3,909
                                                               ============== ==============

Earnings per share:
   Basic - as reported                                         $        .05     $      .23
                                                               ============== ==============
   Basic - pro forma                                           $        .02     $      .22
                                                               ============== ==============

   Diluted - as reported                                       $        .04     $      .22
                                                               ============== ==============
   Diluted - pro forma                                         $        .02     $      .21
                                                               ============== ==============

NOTE 3:  EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares, par value $.01 ("Common Stock") outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.


COMPUTATION OF EARNINGS PER SHARE
(unaudited)

------------------------------------------------------------------------------------------------
(in thousands, except for share and                                    Thirteen Weeks Ended
                                                                   -----------------------------
  per share amounts)                                                  May 2,       May 4,
                                                                       2004         2003
------------------------------------------------------------------------------------------------
Basic earnings per share:

  Net earnings                                                             $816       $4,071
                                                                    ============ ============

  Weighted average number of common shares outstanding
    during period                                                    17,993,773   17,790,199
                                                                    ============ ============

Basic earnings per share                                                  $0.05        $0.23
                                                                    ============ ============

Diluted earnings per share:

  Net earnings                                                             $816       $4,071
                                                                    ============ ============

  Weighted average number of common shares outstanding
    during period                                                    17,993,773   17,790,199

   Stock options                                                        346,088      443,548

   Restricted stock and deferred stock units                            451,441      450,234
                                                                    ------------ ------------
  Weighted average number of common shares outstanding
    during period  adjusted for dilutive securities                  18,791,302   18,683,981
                                                                    ============ ============

Diluted earnings per share                                                $0.04        $0.22
                                                                    ============ ============

Weighted average common stock equivalents not included in EPS

  (stock options) because the effect would be anti-dilutive             413,500      444,168
                                                                    ============ ============

NOTE 4:  RESERVE FOR STORE CLOSINGS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs.

At May 2, 2004, the total reserve balance included in current and noncurrent liabilities was $1,368,000 which represents the present value of the future net lease obligations required for the locations which have been closed. The 2004 activity in the reserve is as follows (in thousands):

                                                 Addition to
                               February 1,      (Reduction in)                                          May 2,
                                  2004             Reserve            Interest        Payments           2004
                             ---------------- -------------------  --------------- ---------------- ---------------

2004
   Lease obligations         $        1,561     $              -    $         27     $       (220)   $       1,368
                             ================ ===================  =============== ================ ===============


NOTE 5: RETIREMENT BENEFITS

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expands Medicare to include coverage for prescription drugs. Hancock sponsors medical programs, including prescription drug coverage for retirees, and the Company expects that this legislation will eventually reduce the Company's cost for some of these programs. On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which allows the deferral of financial recognition of the Act until the FASB issues final accounting guidance. Hancock elected to defer the recognition of the Act. Therefore, the Company's net periodic postretirement benefit cost does not reflect the effects of the Act. The FASB's specific authoritative guidance on accounting for the federal subsidy is pending, and that guidance, when issued, could require a change to the amounts recorded in the financial statements and disclosed in the Notes to the Consolidated Financial Statements.

The following summarizes the net periodic benefit cost for the thirteen weeks ended May 2, 2004 and May 4, 2003:

                                                            Retirement Plan              Postretirement Benefit Plan
(Dollars in thousands)                                    2004           2003                2004           2003
-----------------------------------------------------------------------------------------------------------------------
Service costs                                          $      718       $      620         $     165       $     140
Interest cost                                                 970              976               248             233
Expected return on assets                                  (1,388)          (1,161)
Amortization of prior service costs                            18               20               (62)            (63)
Recognized net actuarial (gain) loss                          212              325               (58)            (90)
-----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $      530       $      780         $     293       $     220
-----------------------------------------------------------------------------------------------------------------------

Hancock's minimum required contribution for 2004 is $0, while the maximum amount that may be contributed and deducted for income tax purposes is $4,335,000. Hancock has not yet decided whether it will make a contribution in 2004.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

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

During January 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,
Improvement and Modernization Act of 2003, which allows the deferral of financial recognition of the Medicare Prescription Drug Improvement and Modernization Act until the FASB issues final accounting guidance. Refer to Note 5, above, and Note 10 in the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for additional information.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions allow.

During the thirteen weeks ended May 2, 2004, net earnings and non-cash charges and credits, including depreciation and amortization, totaling $4.4 million, borrowings of $13 million and proceeds from stock option exercises totaling $1.1 million were used to fund a $3.9 million reduction of accrued liabilities, a $5.1 million reduction of income tax obligations, $2.3 million in cash dividends and $8.1 million in additions to property and equipment. At May 2, 2004, Hancock had outstanding debt of $23 million, or 14.9% of total capitalization, compared to $17 million, or 12.6% of total capitalization at May 4, 2003. Hancock opened three stores and closed six stores during the thirteen weeks ended May 2, 2004, resulting in a total of 430 stores at quarter end. We expect to open 10 to 12 stores and close 7 to 10 in the second quarter and plan to have 10 or more net additions for the year.




RESULTS OF OPERATIONS

Thirteen weeks ended May 2, 2004 compared with thirteen weeks ended May 4, 2003

Net earnings were $816 thousand, or $.04 per diluted share, compared with $4.1 million, or $.22 per diluted share, in 2003's first quarter.

Sales decreased to $105.1 million from $107.6 million in the same quarter of the previous year primarily as the result of a 3.2% decline in comparable store sales. Comparable store sales were adversely affected by a weaker offering of spring merchandise, together with a delay in getting the spring assortments to our stores on a timely basis as the result of relocating our distribution operations from our only distribution center to a new facility. Store selling square footage increased from 4,968,000 selling square feet at the end of last year's first quarter to 5,062,000 square feet this year due to new stores being larger in size than the stores that were closed.

Gross margins declined from 50.9% to 49.9% due largely to the need for more seasonal clearance markdowns resulting from the slower sales.

Selling, general and administrative expenses as a percentage of sales were 47.0% compared to 43.5% in the first quarter of 2003. The deleveraging impact on the expense ratio that results from negative comparable store sales was the primary factor affecting the comparison. In addition, there was approximately $350,000 of expense associated with completing the distribution center move, a $350,000 spike in employee medical claims, $150,000 of store lease termination costs and a $150,000 increase in legal costs associated with various real estate activity, including a condemnation case for one store.

Depreciation and amortization increased to 1.6% of sales from 1.3% primarily due to capital expenditures related to the new distribution center and the continued roll-out of point-of-sale ("POS") systems to our stores. At quarter end, POS had been installed in 224 stores, and our goal is to complete the roll-out in the remaining stores by fiscal year end.

Interest expense increased slightly due to higher average outstanding debt levels incurred in connection with funding construction of the new distribution center. The effect of higher borrowings was partially offset, however, by lower interest rates.

Income tax expense decreased almost $1.9 million due to the reduction in pretax earnings from the same period in 2003. Hancock's effective tax rate was 36.3% in both years.


Thirteen weeks ended May 4, 2003 compared to thirteen weeks ended May 5, 2002

Net earnings were $4.1 million, or $.22 per diluted share, compared with $3.7 million, or $.20 per diluted share, in the same period of the prior year. Earnings were influenced by higher sales and a higher gross margin than in the first quarter of 2002.

Sales increased to $107.6 million from $104.0 million in the first quarter of the previous year, as the result of an increase of 4.2% in comparable store sales. Comparable store sales benefited from the continued repositioning of the store base, the remerchandising of Hancock's product mix and efforts to appeal to a more diverse customer base. Gross margins increased to 50.9% from 50.5% in the previous year as a result of the shift in the merchandise mix more towards higher-margin home decorating products.

Selling, general and administrative expenses as a percentage of sales were 43.5% compared to 43.6% in the first quarter of 2002. Expense leverage from comparable store sales increases was offset partially by higher costs resulting from the start-up of certain activities at the new distribution center.

Interest expense was higher due to average debt outstanding totaling $7 million during this year's first quarter versus no debt outstanding in the first quarter of 2002.

Income tax expense increased $215 thousand due to the increase in pretax earnings from the same period in 2002. Hancock's effective tax rate was 36.3% in both years.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by Hancock, including the use of estimates and assumptions, are presented in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments, which will affect the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary.

OFF-BALANCE SHEET ARRANGEMENTS

Hancock has no off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Hancock has an arrangement that provides up to $5 million in letters of credit. At May 2, 2004, Hancock had commitments under this arrangement of $3.7 million on issued letters of credit which support purchase orders for merchandise to be imported. Hancock also has a $4.7 million standby letter of credit to guarantee payment of potential future workers' compensation claims. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

Hancock has no standby repurchase obligations or guarantees of other entities' debt.

EFFECTS OF INFLATION

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to Federal and State minimum wage requirements; accordingly, any increases will affect Hancock. In addition, payroll taxes, employee benefits and other employee costs continue to increase. Health insurance and workers' compensation insurance costs, in particular, continue to rise at an unsettling rate in the United States each year, and higher employer contributions to Hancock's pension plan have been necessary recently in light of weaker investment returns. Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. During the first quarter of 2004, a decrease in the Producer Price Index resulted in a LIFO credit of $150,000. There was no LIFO charge or credit in the same period of 2003.

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

During November 2003, the EITF reached a consensus on Issue 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers". EITF 03-10 addresses the accounting and disclosure treatment for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers. EITF 03-10 is effective for sales incentives tendered to consumers for fiscal years beginning after December 15, 2003. Hancock adopted EITF Issued 03-10 on February 2, 2004, and there was no impact on its financial statements.

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

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Such statements are not historical facts and reflect the Company's current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as "anticipates", "believes", "approximates", "estimates", "expects", "intends" or "plans" or the negative of those words or other terminology. Forward-looking statements involve inherent risks and uncertainties; the Company's actual results could differ materially from those expressed in our forward-looking statements. The risks and uncertainties that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

    - Transition of operations to the Company's new corporate offices will result in higher operating expenses than historically experienced and may disrupt our operations
    -     Changes in customer demand or purchase patterns
    - Competitive changes, including but not limited to, an increase in advertising, an increase in promotional pricing activity and liquidations of inventory in Hancock's markets in connection with a competitor's store closing or need to dispose of old inventory
    -     Adverse general economic trends
    - Delays or interruptions in the flow of merchandise between Hancock's suppliers and/or its distribution center and its stores
    -     Disruption in the Company's data processing services
    -     The stability of interest rates during periods of borrowing

Forward-looking  statements  speak only as of the date made, and neither Hancock
Fabrics nor its management undertakes any obligation to update or revise any forward-looking statement.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock does not hold derivative financial or commodity instruments at May 2, 2004. Hancock is exposed to financial market risks, including changes in interest rates. All borrowings under Hancock's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect Hancock's results. All of Hancock's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on Hancock, and they are not expected to in the foreseeable future.

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

PART II.  OTHER INFORMATION:

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
        PURCHASES OF EQUITY SECURITIES


This table provides information with respect to purchases by the Company of shares of its Common Stock during the first quarter of 2004:


Issuer Purchases of Equity Securities

------------------------------------------------------------------------------------------------------------------------
                                                                        Total Number of               Maximum
                                                                      Shares Purchased as      Number of Shares That
                               Total number of      Average Price       Part of Publicly       May Yet Be Purchased
Period                       Shares Purchased *     Paid Per Share      Announced Plans           Under the Plans
------------------------------------------------------------------------------------------------------------------------

February 2, 2004 through
February 29, 2004                           20,111            $16.65                  20,111                    357,738
------------------------------------------------------------------------------------------------------------------------

March 1, 2004 through
April 4, 2004                               91,679            $15.24                  91,679                    266,059
------------------------------------------------------------------------------------------------------------------------

April 5, 2004 through
May 2, 2004                                      -                 -                       -                    266,059
------------------------------------------------------------------------------------------------------------------------

Total                                      111,790            $15.49                 111,790
------------------------------------------------------------------------------------------------------------------------

      *The number of shares purchased during the quarter includes 111,580 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock from time to time when warranted by market conditions. There have been 1,733,941 shares purchased under this authorization through May 2, 2004.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     31.1  Certification of Chief Executive Officer
     31.2  Certification of Chief Financial Officer
     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

 (b) Reports on Form 8-K

- Current Report on Form 8-K filed February 25, 2004 announcing quarterly earnings.
- Current Report on Form 8-K filed May 19, 2004 announcing quarterly earnings.

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

                                                     HANCOCK FABRICS, INC.
                                                         (Registrant)

                                               By:  /s/ Bruce D. Smith
                                                   ---------------------------
                                                         Bruce D. Smith

                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)
June 9, 2004

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


Date:  June 9, 2004


/s/ Larry G. Kirk
------------------------
Larry G. Kirk
Chairman of the Board and Chief Executive Officer

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


Date:  June 9, 2004

/s/ Bruce D. Smith
------------------------------
Bruce D. Smith
Senior Vice President and
Chief Financial Officer

                                                                      Exhibit 32


      Certification of Chief Executive Officer and Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1350

Each of the undersigned, Larry G. Kirk and Bruce D. Smith, certifies pursuant to 18 U.S.C. Section 1350 that: (1) this quarterly report on Form 10-Q of Hancock Fabrics, Inc. ("Hancock") for the quarter ended May 2, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date:  June 9, 2004


/s/ Larry G. Kirk
------------------------------
Larry G. Kirk
Chairman of the Board and Chief Executive Officer



/s/ Bruce D. Smith
------------------------------
Bruce D. Smith
Senior Vice President and Chief Financial Officer