Form 10-Q
period 2004-08-01
HANCOCK FABRICS INC
filed 2004-09-09
CIK 812906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended August 1, 2004
                                                ----------------

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
Yes   X    No
    -----    ------

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X    No
                                                ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of August 1, 2004, the registrant had outstanding an aggregate of 18,925,618 shares of common stock, $.01 par value.

INDEX

Part I.  Financial Information:
                                                                                               Page Numbers
  Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheets as of August 1, 2004 and February 1, 2004                           3

    Consolidated Statements of Operations for the Thirteen Weeks and Twenty-six
      Weeks Ended August 1, 2004 and August 3, 2003                                                 4

    Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended                            5
      August 1, 2004 and August 3, 2003

    Consolidated Statement of Shareholders' Equity for the Twenty-six Weeks
       Ended August 1, 2004                                                                         6

    Notes to Consolidated Financial Statements                                                    7 - 10

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                                    11 - 14

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks                              14

  Item 4.  Controls and Procedures                                                                  14

Part II.  Other Information:

   Item 2.        Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities                                                             15

   Item 4.  Submission of Matters to a Vote of Securityholders                                      15

   Item 6.  Exhibits and Reports on Form 8-K                                                        16

Signature                                                                                           16

PART I. FINANCIAL INFORMATION

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

---------------------------------------------------------------------------------------------------
                                                                     August 1,       February 1,
(in thousands, except for share and per share amounts)                  2004             2004
---------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and cash equivalents                                $        3,775    $       4,080
          Receivables, less allowance for doubtful accounts                 1,057              966
          Inventories                                                     159,902          154,984
          Income taxes refundable                                             563                -
          Prepaid expenses                                                  3,122            2,304
---------------------------------------------------------------------------------------------------
          Total current assets                                            168,419          162,334

Property and equipment, at depreciated cost                                68,317           57,142
Deferred tax assets                                                         5,802            6,207
Pension payment in excess of required contribution                         14,876           15,936
Goodwill                                                                    4,480            4,480
Other assets                                                                3,198            3,324
---------------------------------------------------------------------------------------------------
          Total assets                                             $      265,092    $     249,423
===================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
          Accounts payable                                         $       41,700           42,704
          Accrued liabilities                                              19,062           22,574
          Deferred tax liabilities                                          3,892            3,113
          Income taxes                                                          -            7,299
---------------------------------------------------------------------------------------------------
          Total current liabilities                                        64,654           75,690

Long-term debt obligations                                                 41,000           10,000
Postretirement benefits other than pensions                                22,689           22,368
Reserve for store closings                                                    350              592
Other liabilities                                                           8,980            9,193
---------------------------------------------------------------------------------------------------
          Total liabilities                                               137,673          117,843
---------------------------------------------------------------------------------------------------

Commitments and contingencies
---------------------------------------------------------------------------------------------------

Shareholders' equity:
          Common stock, $.01 par value; 80,000,000 shares authorized;
           32,143,411 and 31,941,582 issued and outstanding, respectively     321              319
          Additional paid-in capital                                       73,383           70,105
          Retained earnings                                               212,219          218,612
          Treasury stock, at cost, 13,217,793 and 13,093,781
             shares held, respectively                                   (153,794)        (151,905)
          Deferred compensation on restricted stock incentive plan         (4,710)          (5,551)
---------------------------------------------------------------------------------------------------
          Total shareholders' equity                                      127,419          131,580
---------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity               $      265,092    $     249,423
===================================================================================================

   See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

-----------------------------------------------------------------------------------------        ----------------------------------
                                                                 Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                               August 1,     August 3,               August 1,      August 3,
(in thousands, except per share amounts)                         2004          2003                    2004           2003
-----------------------------------------------------------------------------------------        ----------------------------------

Sales                                                          $   89,767    $   96,103             $  194,856      $    203,739
Cost of goods sold (1)                                             46,301        46,334                 98,907            99,231
-----------------------------------------------------------------------------------------        ----------------------------------

    Gross profit                                                   43,466        49,769                 95,949           104,508
-----------------------------------------------------------------------------------------        ----------------------------------

Selling, general and administrative expense                        45,706        45,544                 95,085            92,364
Depreciation and amortization                                       1,802         1,585                  3,512             3,037
-----------------------------------------------------------------------------------------        ----------------------------------

    Operating income (loss)                                        (4,042)        2,640                 (2,648)            9,107

Other expense (income)
    Interest expense                                                  180           180                    304               274
    Interest income                                                   (12)          (17)                   (24)              (34)
-----------------------------------------------------------------------------------------        ----------------------------------

Earnings (loss) before income taxes                                (4,210)        2,477                 (2,928)            8,867
Income taxes                                                       (1,528)          900                 (1,062)            3,219
-----------------------------------------------------------------------------------------        ----------------------------------

Net earnings (loss) and comprehensive income (loss)            $   (2,682)   $    1,577             $   (1,866)     $      5,648
=========================================================================================        ==================================

Earnings (loss) per share
    Basic                                                      $     (.15)   $      .09             $     (.10)     $        .32
    Diluted                                                    $     (.15)   $      .09             $     (.10)     $        .31
=========================================================================================        ==================================

Weighted average shares outstanding
    Basic                                                          18,208        17,515                 18,101            17,652
    Diluted                                                        18,208        18,345                 18,101            18,452
=========================================================================================      ====================================

Dividends per share                                                 $0.12         $0.10                  $0.24             $0.20
=========================================================================================      ====================================

(1)  Excluding depreciation and amortization
See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows
(unaudited)

-----------------------------------------------------------------------------------------------------
(in thousands)
                                                                           Twenty-six Weeks Ended
                                                                           August 1,    August 3,
                                                                             2004         2003
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net earnings (loss) and comprehensive income (loss)            $      (1,866)   $     5,648
         Adjustments to reconcile net earnings (loss) to cash
           flows used in operating activities
                   Depreciation and amortization                                3,512          3,037
                   LIFO credit                                                   (200)          (200)
                   Deferred income taxes                                        1,184              -
                   Amortization of deferred compensation on
                     restricted stock incentive plan                            1,267            966
                   Loss on disposition of property and equipment                  245              -
                   Interest expense on reserve for store closings                  53             67
                   Issuance of shares as compensation for professional
                   services                                                        15             15
                   Issuance of shares under directors' stock plan                  90             90
         (Increase) decrease in assets
                   Receivables and prepaid expenses                              (909)          (603)
                   Inventory at current cost                                   (4,718)        (6,540)
                   Income taxes refundable                                       (563)             -
                   Pension payment in excess of required contribution           1,060          1,446
                   Other assets                                                   126             41
         Increase (decrease) in liabilities
                   Accounts payable                                            (1,004)        (9,193)
                   Accrued liabilities                                         (3,450)        (3,965)
                   Income taxes                                                (6,196)        (3,527)
                   Postretirement benefits other than pensions                    321            228
                   Reserve for store closings                                    (357)          (317)
                   Other liabilities                                             (213)            87
         Tax benefit of stock options exercised                                   494            569
-----------------------------------------------------------------------------------------------------
                   Net cash used in operating activities                      (11,109)       (12,151)
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Additions to property and equipment                                  (14,951)        (6,347)
         Proceeds from the disposition of property and equipment                   19             -
-----------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                      (14,932)        (6,347)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Borrowings on revolving  credit agreement                             31,000         28,000
         Purchase of treasury stock                                            (1,889)        (9,264)
         Proceeds from exercise of stock options                                1,152          2,064
         Cash dividends paid                                                   (4,527)        (3,735)
-----------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                   25,736         17,065
-----------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                            (305)        (1,433)
Cash and cash equivalents:
         Beginning of period                                                    4,080          4,589
-----------------------------------------------------------------------------------------------------
         End of period                                                  $       3,775    $     3,156
=====================================================================================================

Supplemental disclosures:
Cash paid during the period for:
         Interest                                                       $         247    $       156
         Income taxes                                                   $       4,029    $     5,809
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

------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock     Additional               Treasury Stock   Deferred       Total
                                            -------------------   Paid-in    Retained   -----------------   Compen-    Shareholders'
                                              Shares     Amount   Capital    Earnings    Shares     Amount  sation        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 2004                    31,941,582     $319     $70,105  $218,612 (13,093,781)($151,905) ($5,551)     $131,580

Net earnings (loss) and comprehensive                                          (1,866)                                      (1,866)
 income (loss)
Cash dividends ($.24 per share)                                                (4,527)                                      (4,527)
Issuance of restricted Stock                    40,700                  496                                     (496)            0
Cancellation of restricted stock                (7,350)                 (70)                                      70
Amortization & vesting of deferred
 compensation on restricted stock incentive
 plan                                                                 1,103                                    1,267         2,370
Issuance of shares under directors' stock
 plan                                            6,495                   90                                                     90
Issuance of shares as compensation for
 professional services                           1,034                   15                                                     15
Purchase of treasury stock                                                               (124,012)   (1,889)                (1,889)
Stock options exercised                        160,950        2       1,150                                                  1,152
Tax benefit of stock options exercised                                  494                                                    494
------------------------------------------------------------------------------------------------------------------------------------
Balance August 1, 2004                      32,143,411     $321     $73,383  $212,219 (13,217,793)($153,794) ($4,710)     $127,419
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

NOTE 2: STOCK OPTIONS

Stock options are accounted for using the intrinsic value method where compensation cost for stock options is measured as the excess, if any, of the quoted market price of Hancock's stock at the date of grant over the amount an employee must pay to acquire the stock. For all periods presented, the exercise price of all options granted equaled the fair market value at the date of grant; accordingly, no compensation expense for stock options has been recorded.

Pro forma information regarding net earnings (loss) and earnings (loss) per share as if the fair value method had been applied in measuring compensation expense is presented below (in thousands, except per share amounts):


                                                                   Thirteen Weeks Ended         Twenty-six Weeks Ended
                                                               ----------------------------- -----------------------------
                                                                 August 1,      August 3,      August 1,      August 3,
                                                                    2004          2003            2004          2003
                                                               ------------  --------------   -----------  ---------------

Net earnings (loss), as reported                               $    (2,682)   $    1,577       $  (1,866)    $    5,648
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                          (362)         (262)           (810)          (424)
                                                               ------------  --------------   -----------  ---------------
Pro forma net earnings (loss)                                  $    (3,044)   $    1,315       $  (2,676)    $    5,224
                                                               ============  ==============   ===========  ===============

Earnings (loss) per share:
   Basic - as reported                                         $      (.15)   $      .09       $    (.10)    $      .32
                                                               ============  ==============   ===========  ===============
   Basic - pro forma                                           $      (.17)   $      .08       $    (.15)    $      .30
                                                               ============  ==============   ===========  ===============

   Diluted - as reported                                       $      (.15)   $      .09       $    (.10)    $      .31
                                                               ============  ==============   ===========  ===============
   Diluted - pro forma                                         $      (.17)   $      .07       $    (.15)    $      .28
                                                               ------------  --------------   -----------  ---------------

NOTE 3:  EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock, par value $.01 ("Common Stock") outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.


COMPUTATION OF EARNINGS (LOSS) PER SHARE
(unaudited)

-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except for share and                                     Thirteen Weeks Ended       Twenty-six Weeks Ended
                                                                    ---------------------------------------------------------
  per share amounts)                                                 August 1,    August 3,       August 1,    August 3,
                                                                       2004         2003            2004         2003
-----------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:

  Net earnings (loss)                                                  ($2,682)       $1,577        ($1,866)       $5,648
                                                                    ============ ============    ============ ============

  Weighted average number of common shares outstanding
    during period                                                   18,208,093    17,514,570     18,100,932    17,652,365
                                                                    ============ ============    ============ ============

Basic earnings (loss) per share                                         ($0.15)        $0.09         ($0.10)        $0.32
                                                                    ============ ============    ============ ============

Diluted earnings (loss) per share:

  Net earnings (loss)                                                  ($2,682)       $1,577        ($1,866)       $5,648
                                                                    ============ ============    ============ ============

  Weighted average number of common shares outstanding
    during period                                                   18,208,093    17,514,570     18,100,932    17,652,365

   Stock options                                                             -       468,503              -       455,644

   Restricted stock and deferred stock units                                 -       361,765              -       344,381
                                                                    ------------ ------------    ------------ ------------
  Weighted average number of common shares outstanding
    during period adjusted for dilutive securities                  18,208,093    18,344,838     18,100,932    18,452,390
                                                                    ============ ============    ============ ============

Diluted earnings (loss) per share                                       ($0.15)        $0.09         ($0.10)        $0.31
                                                                    ============ ============    ============ ============

Weighted average common stock equivalents not included in EPS
  (stock options) because the effect would be anti-dilutive          1,700,360       430,559       ,456,255       436,863
                                                                    ============ ============    ============ ============

NOTE 4:  RESERVE FOR STORE CLOSINGS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs.

At August 1, 2004, the total reserve balance included in current and noncurrent liabilities was $1,257,000 which represents the present value of the future net lease obligations for the locations which have been closed. The 2004 activity in the reserve is as follows (in thousands):



                                                 Addition to
                               February 1,      (Reduction in)                                        August 1,
                                  2004             Reserve            Interest        Payments           2004
                             ---------------- -------------------  --------------- ---------------- ---------------

2004
   Lease obligations         $      1,561     $             -      $         53    $       (357)     $      1,257
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

The following summarizes the net periodic benefit cost for Hancock's defined benefit pension retirement plan and its postretirement health care benefit plan for the twenty-six weeks ended August 1, 2004 and August 3, 2003:



                                                            Retirement Plan              Postretirement Benefit Plan
(Dollars in thousands)                                    2004           2003                2004           2003
-----------------------------------------------------------------------------------------------------------------------
Service costs                                         $    1,436      $  1,240             $    330        $    280
Interest cost                                              1,940         1,838                  496             466
Expected return on assets                                 (2,776)       (2,322)
Amortization of prior service costs                           36            40                 (124)           (126)
Recognized net actuarial (gain) loss                         424           650                 (117)           (180)
-----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                             $    1,060      $  1,446             $    585        $    440
-----------------------------------------------------------------------------------------------------------------------

Hancock's minimum required contribution for 2004 under its retirement plan is $0, while the maximum amount that may be contributed and deducted for income tax purposes is $4,335,000. Hancock does not expect to make a contribution in 2004.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

In August 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise for interim periods beginning after June 15, 2003. Hancock adopted SFAS No. 150 as of June 1, 2003 and August 4, 2003, and there was no impact on its financial statements.

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

In April 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (MMA). The FSP requires companies to assess the effect of MMA on their retirement-related benefit costs and obligations and reflect the effects in the financial statements, pursuant to SFAS 106, "Employer's Accounting for Post-retirement Benefits Other Than
Pensions." In order to estimate the impact of the MMA, companies must first determine if the benefits provided under its plan are actuarially equivalent to the benefits provided under Part D of the MMA. If a company is unable to determine actuarial equivalency, due to the lack of authoritative guidance, the company is required to disclose the existence of the Act and the absence of any impact on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. Once actuarial equivalency is determined, the effect of the FSP is reflected either prospectively or retroactively and the impact is disclosed. The FSP is effective for the Company in the third quarter of fiscal year 2004. The Company is currently analyzing the impact of the standard and has not reflected any impact to the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost associated with the subsidy. Adoption is not expected to have a material impact on the Company's condensed statements of consolidated earnings, financial position or cash flows.

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

During the twenty-six weeks ended August 1, 2004, borrowings of $31.0 million and proceeds from stock option exercises totaling $1.2 million were used to fund $14.9 million in additions to property and equipment, $4.5 million in cash dividends paid, $1.9 million of treasury stock purchases and $11.1 million of cash used in operating activities, which included a $4.7 million seasonal increase in inventory and a $6.2 million reduction of income tax obligations. At August 1, 2004, Hancock had outstanding debt of $41 million, or 24.3% of total capitalization, compared to $28 million, or 18.9% of total capitalization at August 3, 2003. Hancock opened eleven stores and closed eight stores during the thirteen weeks ended August 1, 2004, resulting in a total of 433 stores at quarter end. We expect to open 10 to 12 stores and close 7 to 8 in the third quarter and plan to have 5 to 10 net additions for the year.

RESULTS OF OPERATIONS

Thirteen weeks ended August 1, 2004 compared with thirteen weeks ended August 3, 2003

A net loss of $2.7 million, or ($.15) per diluted share, was recognized in the second quarter, compared with income of $1.6 million, or $.09 per diluted share, in the same period of 2003. Operations were adversely affected by a decline in both sales and gross margin.

Sales decreased to $89.8 million from $96.1 million in the same period of the previous year primarily as the result of a 6.7% decline in comparable store sales. Comparable store sales were adversely affected by a weaker offering of spring/summer merchandise coupled with some disruption from the changeover of several notion product lines. Approximately two-thirds of the sales decline was due to a lower average ticket, with the remainder being due to a reduction in customer traffic. Store selling square footage increased from 5,014,000 at the end of last year's second quarter to 5,099,000 this year due to new stores being larger in size than the stores that were closed and the net addition of two stores.

Gross margins declined from 51.8% to 48.4% due largely to promotional efforts to improve the slowing sales and clear inventory in preparation for fall goods.

Selling, general and administrative expenses as a percentage of sales were 50.9% compared to 47.4% in the second quarter of 2003. The deleveraging impact on the expense ratio that results from negative comparable store sales was the primary factor affecting the comparison, as expense dollars were up only $162 thousand.

Depreciation and amortization increased to 2.0% of sales from 1.6% due primarily to capital expenditures related to the new distribution center and the continued roll-out of point-of-sale ("POS") systems to our stores. At quarter end, POS had been installed in 300 stores, and the Company is on track to complete the roll-out in the remaining stores by fiscal year end.

Interest expense did not change between years as a $7 million higher average outstanding debt level, incurred in connection with funding construction of the new distribution center, was offset by lower interest rates.

Income tax expense decreased $2.4 million due to the reduction in pretax earnings from the same period in 2003. Hancock's effective tax rate was 36.3% in both years.

Twenty-six weeks ended August 1, 2004 compared with twenty-six weeks ended August 3, 2003

A net loss of $1.9 million, or ($.10) per diluted share, was recognized in the first half of the year, compared with income of $5.6 million, or $.31 per diluted share, in the same period of 2003.

Sales decreased to $194.9 million from $203.7 million in the same period of the previous year primarily as the result of a 4.8% decline in comparable store sales. Sales were adversely affected by a weaker offering of spring merchandise, together with a delay in the first quarter in delivering the spring assortments to our stores on a timely basis as the result of relocating our distribution center to a new facility. In addition, there was a loss of sales in the second quarter from product changeovers that were phased out prior to the replacement lines becoming available.

Gross margins declined from 51.3% to 49.2% due largely to promotional efforts to improve the slowing sales and clear inventory in preparation for fall goods.

Selling, general and administrative expenses as a percentage of sales were 48.8% compared to 45.3% in the first half of 2003. The deleveraging impact on the expense ratio that results from negative comparable store sales was the primary factor affecting the comparison. Also, the Company incurred some additional costs in the first quarter in connection with the transition to the new distribution facility.

Depreciation and amortization increased to 1.8% of sales from 1.5% due primarily to capital expenditures related to the new distribution center and the continued roll-out of the POS systems to our stores.

Interest expense increased slightly due to higher average outstanding debt levels incurred in connection with funding construction of the new distribution center. The effect of higher borrowings was partially offset, however, by lower interest rates.

Income tax expense decreased $4.3 million due to the reduction in pretax earnings from the same period in 2003. Hancock's effective tax rate was 36.3% in both years.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Hancock has an arrangement that provides up to $5 million in letters of credit. At August 1, 2004, Hancock had commitments under this arrangement of $2.6
million  on  issued  letters  of  credit  which  support   purchase  orders  for
merchandise to be imported. Hancock also has a $5.5 million standby letter of credit to guarantee payment of potential future workers' compensation claims. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

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

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. During the first six months of 2004, a decrease in the Producer Price Index resulted in a LIFO credit of $200,000. During the same period of 2003, the company also recorded a LIFO credit of $200,000

SEASONALITY

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


FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Such statements are not historical facts and reflect the Company's current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as "anticipates", "believes", "approximates", "estimates", "expects", "intends" or "plans" or the negative of those words or other terminology. Forward-looking statements involve inherent risks and uncertainties; the Company's actual results could differ materially from those expressed in our forward-looking statements. The risks and uncertainties that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

    o Transition of operations to the Company's new corporate offices will result in higher operating expenses than historically experienced and may disrupt our operations
    o     Changes in customer demand or purchase patterns
    o Competitive changes, including but not limited to, an increase in advertising, an increase in promotional pricing activity and liquidations of inventory in Hancock's markets in connection with a competitor's store closing or need to dispose of old inventory

    o     Adverse general economic trends
    o Delays or interruptions in the flow of merchandise between Hancock's suppliers and/or its distribution center and its stores
    o     Disruption in the Company's data processing services
    o     The stability of interest rates during periods of borrowing

Forward-looking  statements  speak only as of the date made, and neither Hancock
Fabrics nor its management undertakes any obligation to update or revise any forward-looking statement.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock does not hold derivative financial or commodity instruments at August 1, 2004. Hancock is exposed to financial market risks, including changes in interest rates. All borrowings under Hancock's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect Hancock's results. All of Hancock's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on Hancock, and they are not expected to in the foreseeable future.

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

PART II.  OTHER INFORMATION:

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
         PURCHASES OF EQUITY SECURITIES

This table provides information with respect to purchases by the Company of shares of its Common Stock during the first half of 2004:


Issuer Purchases of Equity Securities

------------------------------------------------------------------------------------------------------------------------

                                                                        Total Number of               Maximum
                                                                      Shares Purchased as      Number of Shares That
                            Total number of (1)     Average Price       Part of Publicly       May Yet Be Purchased
Period                        Shares Purchased      Paid Per Share    Announced Plans (2)         Under the Plans
------------------------------------------------------------------------------------------------------------------------

May 3, 2004 through
June 6, 2004                           6,474            $13.32                   6,474                    259,585
------------------------------------------------------------------------------------------------------------------------

June 7, 2004 through
July 4, 2004                           5,642            $12.28                   5,642                    253,943
------------------------------------------------------------------------------------------------------------------------

July 5, 2004 through
August 1, 2004                           106            $11.82                     106                    253,837
------------------------------------------------------------------------------------------------------------------------


Total                                 12,222            $12.83                  12,222
------------------------------------------------------------------------------------------------------------------------

      (1)The number of shares purchased  during the first two quarters  includes
      123,512   shares  deemed   surrendered  to  the  Company  to  satisfy  tax
      withholding obligations arising from the lapse of restrictions on shares.

      (2)In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock from time to time when warranted by market conditions. There have been 1,746,163 shares purchased under this authorization through August 1, 2004.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

(a)    Registrant's Annual Meeting of Shareholders was held on June 10, 2004.

(b) Roger T. Knox and Bernard J. Wein were elected to serve on the Board of Directors until 2007. Don L. Fruge and Larry G. Kirk will continue to serve on the Board of Directors until 2006. Jack W. Busby, Jr. and Donna
       L. Weaver will continue to serve on the Board of Directors until 2005.

(c) The vote in the uncontested election of the nominees for the Board of Directors elected to serve until 2007 was as follows: 16,830,446 votes for and 639,342 votes withheld for Mr. Knox and 17,391,600 votes for and 78,188 votes withheld for Mr. Wein.

  (d)  Not applicable

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

September 9, 2004

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


Date:  September 9, 2004


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


Date:  September 9, 2004

/s/ Bruce D. Smith
-------------------------
Bruce D. Smith
Senior Vice President and
Chief Financial Officer

                                                                      Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1350

Each of the undersigned, Larry G. Kirk and Bruce D. Smith, certifies pursuant to 18 U.S.C. Section 1350 that: (1) this quarterly report on Form 10-Q of Hancock Fabrics, Inc. ("Hancock") for the quarter ended August 1, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date:  September 9, 2004

/s/ Larry G. Kirk
------------------------
Larry G. Kirk
Chairman of the Board and Chief Executive Officer


/s/ Bruce D. Smith
------------------------
Bruce D. Smith
Senior Vice President and Chief Financial Officer