Form 10-Q
period 2004-10-31
HANCOCK FABRICS INC
filed 2004-12-09
CIK 812906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2004

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

            For the transition period from_____________to___________.

                         Commission File Number 1 - 9482

                              HANCOCK FABRICS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                           64-0740905
    (State or other jurisdiction                             (I. R. S. Employer
  of incorporation or organization)                          Identification No.)

    One Fashion Way, Baldwyn, MS                                   38824
(Address of principal executive offices)                         (Zip Code)


               Registrant's telephone number, including area code
                                 (662) 365-6000

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

As of October 31, 2004, the registrant had outstanding an aggregate of 19,098,735 shares of common stock, $.01 par value.

INDEX

Part I.  Financial Information:
                                                                   Page Numbers
  Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheets as of October 31, 2004
     and February 1, 2004                                                 3

    Consolidated Statements of Operations for the Thirteen
     Weeks and Thirty-nine Weeks Ended October 31, 2004 and
     November 2, 2003                                                     4

    Consolidated Statements of Cash Flows for the Thirty-nine
     Weeks Ended October 31, 2004 and November 2, 2003                    5

    Consolidated Statement of Shareholders' Equity for the
     Thirty-nine Weeks Ended October 31, 2004                             6

    Notes to Consolidated Financial Statements                          7 - 10

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                11 - 14

  Item 3.  Quantitative and Qualitative Disclosures about Market
    Risks                                                                14

  Item 4.  Controls and Procedures                                       14

Part II.  Other Information:

   Item 2. Unregistered Sales of Equity Securities and Use of
     Proceeds                                                            15

   Item 6.  Exhibits                                                     15

Signature                                                                16

PART I. FINANCIAL INFORMATION

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

---------------------------------------------------------------------------------------------------
                                                                    October 31,      February 1,
(in thousands, except for share and per share amounts)                  2004             2004
---------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and cash equivalents                                $        4,616     $      4,080
          Receivables, less allowance for doubtful accounts                 1,165              966
          Inventories                                                     163,874          154,984
          Income taxes refundable                                           2,339                -
          Prepaid expenses                                                  3,065            2,304
---------------------------------------------------------------------------------------------------
          Total current assets                                            175,059          162,334

Property and equipment, at depreciated cost                                70,998           57,142
Deferred tax assets                                                         4,322            6,207
Pension payment in excess of required contribution                         14,261           15,936
Goodwill                                                                    4,480            4,480
Other assets                                                                3,138            3,324
---------------------------------------------------------------------------------------------------
          Total assets                                             $      272,258     $    249,423
===================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
          Accounts payable                                         $       45,416     $     42,704
          Accrued liabilities                                              19,124           22,574
          Deferred tax liabilities                                          4,579            3,113
          Income taxes                                                          -            7,299
---------------------------------------------------------------------------------------------------
          Total current liabilities                                        69,119           75,690

Long-term debt obligations                                                 44,000           10,000
Postretirement benefits other than pensions                                22,655           22,368
Reserve for store closings                                                    487              592
Other liabilities                                                           8,665            9,193
---------------------------------------------------------------------------------------------------
          Total liabilities                                               144,926          117,843
---------------------------------------------------------------------------------------------------

Commitments and contingencies
---------------------------------------------------------------------------------------------------

Shareholders' equity:
          Common stock, $.01 par value; 80,000,000 shares authorized;
           32,318,276 and 31,941,582 issued and outstanding,
           respectively                                                       323              319
          Additional paid-in capital                                       75,423           70,105
          Retained earnings                                               210,908          218,612
          Treasury stock, at cost, 13,219,541 and 13,093,781
             shares held, respectively                                   (153,812)        (151,905)
          Deferred compensation on restricted stock incentive plan         (5,510)          (5,551)
---------------------------------------------------------------------------------------------------
          Total shareholders' equity                                      127,332          131,580
---------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity               $      272,258     $    249,423
===================================================================================================

          See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

--------------------------------------------------------------------------------------------   ------------------------------------
                                                                Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                                          October 31,        November 2,         October 31,        November 2,
(in thousands, except per share amounts)                      2004              2003                2004               2003
--------------------------------------------------------------------------------------------   ------------------------------------

Sales                                                       $   109,914        $    112,699        $   304,770        $    316,438
Cost of goods sold (1)                                           57,290              55,274            156,197             154,505
--------------------------------------------------------------------------------------------   ------------------------------------

          Gross profit                                           52,624              57,425            148,573             161,933
--------------------------------------------------------------------------------------------   ------------------------------------

Selling, general and administrative expense                      48,846              49,022            143,931             141,386
Depreciation and amortization                                     1,923               1,608              5,435               4,645
--------------------------------------------------------------------------------------------   ------------------------------------

          Operating income (loss)                                 1,855               6,795              (793)              15,902

Other expense (income)
          Interest expense                                          335                 189                639                 463
          Interest income                                           (14)                 (9)               (38)                (43)
--------------------------------------------------------------------------------------------   ------------------------------------

Earnings (loss) before income taxes                               1,534               6,615             (1,394)             15,482
Income taxes                                                        557               2,401               (505)              5,620
--------------------------------------------------------------------------------------------   ------------------------------------

Net earnings (loss) and comprehensive income (loss)         $       977               4,214               (889)              9,862
============================================================================================   ====================================

Earnings (loss) per share
          Basic                                             $       .05        $        .24        $      (.05)       $        .56
          Diluted                                           $       .05        $        .23        $      (.05)       $        .53
============================================================================================   ====================================

Weighted average shares outstanding
          Basic                                                  18,246              17,673             18,149              17,659
          Diluted                                                18,624              18,560             18,149              18,509
============================================================================================   ====================================

Dividends per share                                               $0.12               $0.10              $0.36               $0.30
============================================================================================ ======================================

(1)  Excluding depreciation and amortization
See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows
(unaudited)

-----------------------------------------------------------------------------------------------------
(in thousands)
                                                                           Thirty-nine Weeks Ended
                                                                          October 31,    November 2,
                                                                             2004           2003
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net earnings (loss) and comprehensive income (loss)               $     (889)          9,862
         Adjustments to reconcile net earnings (loss) to cash
          flows (used in) provided by operating activities
                   Depreciation and amortization                                5,435          4,645
                   LIFO charge (credit)                                           550          (500)
                   Deferred income taxes                                        3,351              -
                   Amortization of deferred compensation on
                     restricted stock incentive plan                            1,821          1,595
                   Loss on disposition of property and equipment                  596              -
                   Interest expense on reserve for store closings                  77             98
                   Issuance of shares as compensation for professional
                     services                                                      27             22
                   Issuance of shares under directors' stock plan                 150            135
         (Increase) decrease in assets
                   Receivables and prepaid expenses                              (960)           (317)
                   Inventory at current cost                                   (9,440)         (7,334)
                   Income taxes refundable                                     (2,339)              -
                   Pension expense                                              1,675          2,169
                   Other assets                                                   186            (105)
         Increase (decrease) in liabilities
                   Accounts payable                                             2,712          (5,130)
                   Accrued liabilities                                         (3,140)         (2,975)
                   Income taxes                                                (6,155)         (1,902)
                   Postretirement benefits other than pensions                    287            316
                   Reserve for store closings                                    (492)           (505)
                   Other liabilities                                             (528)             86
         Tax benefit of stock options exercised                                   563             875
-----------------------------------------------------------------------------------------------------
                   Net cash (used in) provided by operating activities         (6,513)          1,035
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Additions to property and equipment                                  (19,906)        (12,291)
         Proceeds from the disposition of property and equipment                   19              -
-----------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                      (19,887)        (12,291)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Borrowings on revolving  credit agreement                             34,000          23,000
         Purchase of treasury stock                                            (1,907)         (9,268)
         Proceeds from exercise of stock options                                1,658           3,220
         Cash dividends paid                                                   (6,815)         (5,606)
-----------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                   26,936          11,346
-----------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                             536              90
Cash and cash equivalents:
         Beginning of period                                                    4,080           4,589
-----------------------------------------------------------------------------------------------------
         End of period                                                  $       4,616       $   4,679
=====================================================================================================
Supplemental disclosures:
Cash paid during the period for:
         Interest                                                       $         551       $     360
         Income taxes                                                   $       4,085           5,732
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

-----------------------------------------------------------------------------------------------------------------------------------
                                                             Additional                                      Deferred     Total
                                           Common Stock       Paid-in    Retained      Treasury Stock        Compen-   Shareholders'
                                      -----------------------                      ------------------------
                                         Shares     Amount    Capital    Earnings     Shares     Amount       sation      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 2004               31,941,582     $319    $70,105   $218,612   (13,093,781) ($151,905)    ($5,551)   $131,580
Net earnings (loss) and comprehensive
  income (loss)                                                             (889)                                            (889)
Cash dividends ($.36 per share)                                           (6,815)                                          (6,815)
Issuance of restricted Stock              151,500        1      1,849                                          (1,850)          0
Cancellation of restricted stock           (7,350)                (70)                                             70
Amortization & vesting of deferred
  compensation on restricted stock
  incentive plan                                                1,144                                           1,821       2,965
Issuance of shares under directors'
  stock plan                               11,403                 150                                                         150
Issuance of shares as compensation for
  professional services                     2,116                  27                                                          27
Purchase of treasury stock                                                            (125,760)    (1,907)                 (1,907)
Stock options exercised                   219,025        3      1,655                                                       1,658
Tax benefit of stock options exercised                            563                                                         563
-----------------------------------------------------------------------------------------------------------------------------------
Balance October 31, 2004               32,318,276     $323    $75,423   $210,908   (13,219,541) ($153,812)    ($5,510)   $127,332
===================================================================================================================================

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

Pro forma information regarding net earnings (loss) and earnings (loss) per share as if the fair value method had been applied in measuring compensation expense is presented below (in thousands, except per share amounts):



                                                                   Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                               ------------------------------  -------------------------------
                                                                October 31,    November 2,      October 31,     November 2,
                                                                   2004           2003              2004           2003
                                                               ------------------------------  -------------------------------

Net earnings (loss), as reported                               $      977      $     4,214       $    (889)      $   9,862
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                         (389)            (265)         (1,199)           (689)
                                                               ------------   ---------------  -------------   ---------------
Pro forma net earnings (loss)                                  $      588      $     3,949       $  (2,088)      $   9,173
                                                               ============   ===============  =============   ===============

Earnings (loss) per share:
   Basic - as reported                                         $      .05      $       .24       $    (.05)      $     .56
                                                               ============   ===============  =============   ===============
   Basic - pro forma                                           $      .03      $       .22       $    (.12)      $     .52
                                                               ============   ===============  =============   ===============

   Diluted - as reported                                       $      .05      $       .23       $    (.05)      $     .53
                                                               ============   ===============  =============   ===============
   Diluted - pro forma                                         $      .03      $       .21       $    (.12)      $     .50
                                                               ============   ===============  =============   ===============

NOTE 3:  EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock, par value $.01 ("Common Stock"), outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.


COMPUTATION OF EARNINGS (LOSS) PER SHARE
(unaudited)

-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except for share and                                     Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                                                    ---------------------------------------------------------
  per share amounts)                                                October 31,  November 2,     October 31,  November 2,
                                                                       2004         2003            2004         2003
-----------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:

  Net earnings (loss)                                                      $977       $4,214          ($889)       $9,862
                                                                    ============ ============    ============ ============

  Weighted average number of common shares outstanding
        during period                                                18,246,095   17,673,313     18,149,320    17,659,362
                                                                    ============ ============    ============ ============

Basic earnings (loss) per share                                           $0.05        $0.24         ($0.05)        $0.56
                                                                    ============ ============    ============ ============

Diluted earnings (loss) per share:

  Net earnings (loss)                                                      $977       $4,214          ($889)       $9,862
                                                                    ============ ============    ============ ============

  Weighted average number of common shares outstanding
        during period                                                18,246,095   17,673,313     18,149,320    17,659,362

   Stock options                                                        168,580      440,456              -       450,581

   Restricted stock and deferred stock units                            209,216      446,102              -       398,718
                                                                    ------------ ------------    ------------ ------------
  Weighted average number of common shares outstanding
        during period adjusted for dilutive securities               18,623,891   18,559,871     18,149,320    18,508,661
                                                                    ============ ============    ============ ============

Diluted earnings (loss) per share                                         $0.05        $0.23         ($0.05)        $0.53
                                                                    ============ ============    ============ ============

Weighted average common stock equivalents not included in EPS
  (stock options) because the effect would be anti-dilutive           1,679,477      421,658      1,605,068       431,795
                                                                    ============ ============    ============ ============

NOTE 4:  RESERVE FOR STORE CLOSINGS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs.

At October 31, 2004, the total reserve balance included in current and noncurrent liabilities was $1,146,000 which represents the present value of the future net lease obligations for the locations which have been closed. The 2004 activity in the reserve is as follows (in thousands):



                                                 Addition to
                               February 1,      (Reduction in)                                       October 31,
                                  2004             Reserve            Interest        Payments           2004
                             ---------------- -------------------  --------------- ---------------- ---------------

2004
   Lease obligations         $         1,561    $             -     $         77     $       (492)    $      1,146
                             ================ ===================  =============== ================ ===============


NOTE 5: RETIREMENT BENEFITS

On December 9, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare's prescription drug benefits. During the third quarter of 2004, Hancock adopted FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and determined that the Company's prescription drug coverage for retirees is at least actuarially equivalent to the Medicare coverage provided under the Act. The Company elected to adopt the provisions of FSP No. 106-2 prospectively. The reduction in Hancock's accumulated postretirement benefit obligation related to the subsidy is $3.3 million and the Company recognized a reduction in net periodic postretirement benefit cost of approximately $150 thousand for the third quarter and the nine months ended October 31, 2004.

The following summarizes the net periodic benefit cost for Hancock's defined benefit pension retirement plan and its postretirement health care benefit plan for the thirty-nine weeks ended October 31, 2004 and November 2, 2003:



                                                   Retirement Plan              Postretirement Benefit Plan
(Dollars in thousands)                           2004           2003                2004           2003
--------------------------------------------------------------------------------------------------------------
Service costs                                $    2,136      $   1,859            $     457      $     420
Interest cost                                     2,912          2,757                  701            699
Expected return on assets                        (4,069)        (3,482)
Amortization of prior service costs                  50             60                 (186)          (189)
Recognized net actuarial (gain) loss                646            975                 (247)          (270)
--------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                    $    1,675      $   2,169            $     725      $     660
--------------------------------------------------------------------------------------------------------------

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

In April 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (MMA). The FSP requires companies to assess the effect of MMA on their retirement-related benefit costs and obligations and reflect the effects in the financial statements, pursuant to SFAS 106, "Employer's Accounting for Post-retirement Benefits Other Than
Pensions." In order to estimate the impact of the MMA, companies must first determine if the benefits provided under its plan are actuarially equivalent to the benefits provided under Part D of the MMA. If a company is unable to determine actuarial equivalency, due to the lack of authoritative guidance, the company is required to disclose the existence of the Act and the absence of any impact on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. Once actuarial equivalency is determined, the effect of the FSP is reflected either prospectively or retroactively and the impact is disclosed. As disclosed in Note 5, the Company prospectively adopted FAS 106-2 during the third quarter of 2004.

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

For the first nine months of the year, inventory increased $8.9 million, partially offset by a $3.5 million increase in accounts payable, as the Company seasonally prepared for its busiest quarter and purchased merchandise for next spring early this year to avoid distribution bottlenecks. Property and equipment also increased $13.9 million due to capital expenditures in excess of $19 million related, primarily, to the new Baldwyn distribution center and corporate offices, as well as the continuing installation of point-of-sale equipment in our stores. Depreciation expense totaling $5.4 million partially offset the increase in property and equipment. Income taxes payable of $7.3 million swung to a refundable of $2.3 million during the thirty-nine week period due to a reduction of net income and the timing of the payment of 2003 income taxes.

During the thirty-nine weeks ended October 31, 2004, borrowings of $34.0 million and proceeds from stock option exercises totaling $1.7 million were used to fund the aforementioned capital expenditures and increase in inventory, $6.8 million in cash dividends paid and $1.9 million of treasury stock purchases. At October 31, 2004, Hancock had outstanding debt of $44 million, or 25.7% of total capitalization, compared to $23 million, or 7.1% of total capitalization at February 2, 2004. Hancock opened 21 stores and closed 21 stores during the thirty-nine weeks ended October 31, 2004, resulting in a total of 433 stores at quarter end. We expect to open 10 to 15 stores and close 5 to 10 stores in the fourth quarter and plan to have 5 to 10 net additions for the year.

RESULTS OF OPERATIONS

Thirteen weeks ended October 31, 2004 compared with thirteen weeks ended November 2, 2003

Net earnings were $1.0 million, or $.05 per diluted share, compared with $4.2 million, or $.23 per diluted share, in the same period of 2003. Operations were adversely affected by a decline in both sales and gross margin, including an increase in the Producer Price Index that resulted in a LIFO charge of $750 thousand in the third quarter of 2004 compared to a $300 thousand credit in the same period of 2003.

Sales decreased to $109.9 million from $112.7 million in the same period of the previous year as the result of a 2.6% decline in sales of stores which were open more than one full year ("comparable store sales"). Comparable store sales were adversely affected by sluggish consumer behavior, particularly in the home decorating area. In addition, four hurricanes in our southeastern and Atlantic coast markets hurt sales in September. Approximately three-fourths of the sales decline was due to a lower average ticket, with the remainder being due to a reduction in customer traffic. Store selling square footage increased from 5,060,000 at the end of last year's third quarter to 5,111,000 this year due to new stores being larger in size than the stores that were closed and the net addition of one store.

Gross margins declined from 51.0% to 47.9% due largely to promotional efforts to improve the slowing sales, more aggressive markdowns to clear inventory before the end of the season and the impact of the current year LIFO charge versus the prior year LIFO credit.

Selling, general and administrative expenses as a percentage of sales were 44.4% compared to 43.5% in the third quarter of 2003. The deleveraging impact on the expense ratio that results from negative comparable store sales drove the percentage increase as expense dollars were actually down $176 thousand.

Depreciation and amortization increased to 1.8% of sales from 1.4% due primarily to capital expenditures related to the new distribution center and the continued roll-out of point-of-sale ("POS") systems to our stores. At quarter end, POS had been installed in 374 stores, and the Company is on track to complete the roll-out in the remaining stores by fiscal year end.

Interest expense increased $146 thousand versus the prior year as a result of an increase in the average debt outstanding during the quarter incurred in connection with funding construction of the new distribution center and corporate offices.

Income tax expense decreased $1.8 million due to the reduction in pretax earnings from the same period in 2003. Hancock's effective tax rate was 36.3% in both years.

Thirty-nine weeks ended October 31, 2004 compared with Thirty-nine weeks ended November 2, 2003

A net loss of $889 thousand, or ($.05) per diluted share, was recognized in the first three quarters of the year, compared with income of $9.8 million, or $.53 per diluted share, in the same period of 2003.

Sales decreased to $304.8 million from $316.4 million in the same period of the previous year primarily as the result of a 4.0% decline in comparable store sales. Sales were adversely affected by a weaker offering of spring merchandise, together with a delay in the first quarter in delivering the spring assortments to our stores on a timely basis as the result of relocating our distribution center to a new facility. In addition, there was a loss of sales in the second quarter from product changeovers that were phased out prior to the replacement lines becoming available.

Gross margins declined from 51.2% to 48.7% due largely to promotional efforts to improve the slowing sales, more aggressive markdowns to clear inventory before the end of the season and the impact of a current year LIFO charge of $550 thousand versus a prior year credit of $500 thousand.

Selling, general and administrative expenses as a percentage of sales were 47.2% compared to 44.7% in the same period of 2003. The deleveraging impact on the expense ratio that results from negative comparable store sales was the primary factor affecting the comparison. Also, the Company incurred some additional costs in the first quarter in connection with the transition to the new distribution facility.

Depreciation and amortization increased to 1.8% of sales from 1.5% due primarily to capital expenditures related to the new distribution center and the continued roll-out of the POS systems to our stores.

Interest expense increased due to higher average outstanding debt levels incurred in connection with funding construction of the new distribution center and corporate offices.

Income tax expense decreased $6.1 million due to the reduction in pretax earnings from the same period in 2003. Hancock's effective tax rate was 36.3% in both years.

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


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Hancock has an arrangement that provides up to $5 million in letters of credit. At October 31, 2004, Hancock had commitments under this arrangement of $2.1 million on issued letters of credit which support purchase orders for merchandise to be imported. Hancock also has a $5.5 million standby letter of credit to guarantee payment of potential future workers' compensation claims. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

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

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. During the first nine months of 2004, an increase in the Producer Price Index resulted in a LIFO charge of $550,000. During the same period of 2003, the company recorded a LIFO credit of $500,000.

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

Forward-looking  statements  speak only as of the date made, and neither Hancock
nor  its   management   undertakes  any  obligation  to  update  or  revise  any
forward-looking statement.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock does not hold derivative financial or commodity instruments at October 31, 2004. Hancock is exposed to financial market risks, including changes in interest rates. All borrowings under Hancock's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect Hancock's results. All of Hancock's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on Hancock, and they are not expected to in the foreseeable future.

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

PART II.  OTHER INFORMATION:

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information with respect to purchases by the Company of shares of its Common Stock during the third quarter of 2004:


Issuer Purchases of Equity Securities

------------------------------------------------------------------------------------------------------------------------

                                                                        Total Number of               Maximum
                                                                      Shares Purchased as      Number of Shares That
                              Total number of (1)   Average Price       Part of Publicly       May Yet Be Purchased
Period                         Shares Purchased     Paid Per Share    Announced Plans (2)         Under the Plans
------------------------------------------------------------------------------------------------------------------------

August 2, 2004 through
September 5, 2004                               24            $11.17                      24                  253,813
----------------------------------------------------------------------------------------------------------------------

September 6, 2004 through
October 3, 2004                                  -                 -                       -                  253,813
----------------------------------------------------------------------------------------------------------------------

October 4, 2004 through
October 31, 2004                             1,724            $10.29                   1,724                  252,089
----------------------------------------------------------------------------------------------------------------------


Total                                        1,748            $10.30                   1,748
------------------------------------------------------------------------------------------------------------------------

      (1)The number of shares purchased during the third quarter includes 1,724 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

      (2)In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock from time to time when warranted by market conditions. There have been 1,747,911 shares purchased under this authorization through October 31, 2004.

ITEM 6: EXHIBITS

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

                                               HANCOCK FABRICS, INC.
                                                   (Registrant)

                                               By:  /s/ Bruce D. Smith
                                                  -----------------------
                                                      Bruce D. Smith

                                                Senior Vice President and
                                                  Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)
December 9, 2004

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


Date:  December 9, 2004


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


Date:  December 9, 2004


/s/ Bruce D. Smith
--------------------------
Bruce D. Smith
Senior Vice President and
Chief Financial Officer

                                                                      Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1350

Each of the undersigned, Larry G. Kirk and Bruce D. Smith, certifies pursuant to 18 U.S.C. Section 1350 that: (1) this quarterly report on Form 10-Q of Hancock Fabrics, Inc. ("Hancock") for the quarter ended October 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date:  December 9, 2004

/s/ Larry G. Kirk
---------------------

Larry G. Kirk
Chairman of the Board and Chief Executive Officer

/s/ Bruce D. Smith
---------------------

Bruce D. Smith
Senior Vice President and Chief Financial Officer