Form 10-K
period 2005-01-30
HANCOCK FABRICS INC
filed 2005-04-15
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X ] Annual Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the fiscal year ended January 30, 2005

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

(662) 365-6000

Securities Registered Pursuant to Section 12 (b) of the Act:

Name of each exchange

Title of each class	on which registered

Common stock ($.01 par value)	New York Stock Exchange

Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

M TCS 870445 v1

2790014-000001 04/14/05

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	X_	No ___

The aggregate market value of Hancock Fabrics, Inc. $.01 par value stock held by non-affiliates as of August 1, 2004 was $210,227,630. As of August 1, 2004 there were 18,925,618 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement

for the 2005 Annual Meeting of Shareholders, to be

filed within 120 days of the Registrant’s fiscal year-end.	Part III

With the exception of those portions that are specifically incorporated herein by reference, the aforesaid document is not deemed filed as part of this report.

M TCS 870445 v1

2790014-000001 04/14/05

2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART 1	Page

Item 1.	Business	4
Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

PART III

Item 10. Directors and Executive Officers of the Registrant	46
Item 11. Executive Compensation	47

Item 12. Security Ownership of Certain Beneficial Owners and Management

and Related Stockholders Matters	47
Item 13. Certain Relationships and Related Transactions	48
Item 14. Principal Accountant Fees and Services	48

PART IV

Item 15. Exhibits and Financial Statement Schedules	49

Signatures	52

M TCS 870445 v1

2790014-000001 04/14/05

PART I

Item 1. BUSINESS

Hancock Fabrics, Inc., a Delaware corporation (“Hancock” or the “Company,” which may be referred to as “we”, “us” or “our”) was incorporated in 1987 as a successor to the retail and wholesale fabric business of Hancock Textile Co., Inc., a Mississippi corporation and a wholly owned subsidiary of Lucky Stores, Inc., a Delaware corporation (“Lucky”).

Founded in 1957, we operated as a private company until 1972 when we were acquired by Lucky. We became a publicly owned company as a result of the distribution of shares of common stock to the shareholders of Lucky on May 4, 1987.

The Company is a specialty retailer of fabric and related home sewing and decorating accessories. We are one of the largest fabric retailers in the United States, operating 447 stores in 42 states.

Operations

Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics and home accent pieces), notions (which include sewing aids and accessories such as zippers, buttons, threads and ornamentation), sewing machines, patterns, yarn, quilting materials and seasonal items.

Our stores are primarily located in strip shopping centers. During 2004, we opened 39 stores and closed 25.

Marketing

The following table shows net sales for each of our merchandise categories as a percentage of our total net sales:

We principally serve the sewing and home decorating markets, which largely consist of women who are hobbyists, making clothing for their families and decorations for their homes.

We offer our customers a wide selection of products at prices that we believe are generally lower than the prices charged by our competitors. In addition to staple fabrics and notions for clothing and home decoration, we provide a variety of seasonal and current fashion apparel merchandise.

M TCS 870445 v1

2790014-000001 04/14/05

We use promotional advertising, primarily through direct mail, newspapers and television, to reach target customers. We mail fourteen to eighteen direct mail promotions each year to approximately 1 million households. We also mail to our customers three magazines published in-house that contain sewing instructions and fashion, home decorating and holiday ideas. We advertise on cable and network television nationally for corporate image and promotions.

Distribution and Supply

Our retail stores are served by our newly-constructed headquarters facility and our recently acquired 632,000 square foot warehouse and distribution facility in Baldwyn, Mississippi. We completed the transfer of our warehousing and distribution operations from our Tupelo, Mississippi facility during February 2004 and moved to its new corporate offices in September 2004. The Tupelo facility and related property are currently being marketed for sale.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise from our warehouse and vendors to our retail stores.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 5% of our merchandise from any one supplier during the fiscal year ended January 30, 2005. We have experienced no difficulty in maintaining satisfactory sources of supply.

Competition

We are among the largest fabric retailers in the United States. We principally compete with one national fabric/craft store chain, a few small fabric chains and numerous independent fabric stores on the basis of price, selection, quality, service and location. In addition, Wal-Mart has a small fabric department in its stores.

Our competition has changed significantly in the last 15 years due to rapid expansion that began in the fabric industry in the late 1980’s, which ultimately led to financial difficulties for many of our competitors and to significant industry contraction and consolidation.

Growth Strategy

Hancock’s growth strategy is to continue to expand our reach in our core business by:

Expanding Our Store Base. In recent years, we have focused on repositioning almost 300 smaller, overlapping stores into larger, well-spaced locations that have the square footage needed to showcase our complete product lines. Some repositioning work remains to be done; however, the bulk of it is now behind us and, in fact, in both 2003 and 2004 we opened more stores than we closed/relocated for the first time since we began upgrading the store base in 1996. As we go forward, we believe that there is a long-term opportunity to nearly double our store count in the United States. Our goal is to continue to expand our selling square footage each year through a combination of opening stores in new markets and replacing the remaining small stores with units that are in the 13,000 to 15,000 square foot range.

M TCS 870445 v1

2790014-000001 04/14/05

Improving Our Sales Productivity. We believe that we have the potential to improve our sales per square foot, which is currently at $71.20 (based on total store square feet). Recent efforts to remerchandise our stores have laid the foundation for further improving our mix. Remodels in 354 stores to accommodate a store-within-a-store home decorating concept, the addition of home accents and yarn to all stores, new relationships with recognized design personalities and a significant enhancement to our quilting line have positioned our stores to attract a new customer as well as sell more to existing customers. We also believe that there are still opportunities to improve our home decorating and apparel fabric business, particularly in the area of value-priced goods. In addition, in 2004 we virtually completed the implementation of point-of-sale (“POS”) systems in our stores. These systems will provide us with detailed sales and gross margin information at the item level. As a result, we will be able to improve our purchasing decisions and better tailor our merchandise mix across the chain and from store to store.

Extending Our Customer Reach. We regularly send advertising mailers to our core list of 1 million customers. In addition, we use television ads to reach potential customers that would be more likely to have an interest in certain of our newer product offerings, particularly in the home side of the business. Of course, the television ads also serve to encourage repeat visits by our existing customers.

Information Technology

Hancock is committed to using information technology to improve operations and efficiency and enhance the customer shopping experience. The new POS system will improve our ability to analyze sales, gross margin trends and customer buying habits, improve inventory management and measure store productivity.

Service Mark

The Company has registered the service mark “Hancock Fabrics” with the United States Patent and Trademark Office.

Seasonality

Hancock’s business is seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

Employees

At January 30, 2005, we employed approximately 6,200 people on a full-time and part-time basis. Approximately 5,800 work in our retail stores. The remainder work in the Baldwyn headquarters and warehouse and distribution facilities.

Government Regulation

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of our employees are paid at rates related to Federal and state minimum wages and, accordingly, any increase in the minimum wage would affect our labor cost.

M TCS 870445 v1

2790014-000001 04/14/05

Available Information

The Company’s internet address is www.hancockfabrics.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website as soon as practical after these documents are filed with or furnished to the Securities and Exchange Commission. We also provide copies of such filings free of charge upon request.

Hancock has adopted corporate governance guidelines for its employees, officers and directors. In addition, the Company has adopted charters for each of the following committees of the Board of Directors: audit committee; corporate governance and nominating committee; and management review and compensation committee. Each of these documents are available free of charge on the Company’s website. In addition, we will also provide copies of these documents free of charge upon request.

New York Stock Exchange Certification

The Chief Executive Officer of Hancock filed a Section 303A.12 (a) CEO Certification with the New York Stock Exchange dated June 18, 2004. The CEO Certification attests that the Chief Executive Officer is not aware of any violations by the Company of the NYSE’s Corporate Governance Listing Standards. In addition, the Chief Executive Officer and Chief Financial Officer of Hancock filed the certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to the Company’s Form 10-K for the fiscal year ended February 1, 2004.

Item 2. PROPERTIES

As of January 30, 2005, the Company operated 447 stores in 42 states. The number of store locations in each state is shown in the following table:

	Number		Number
State	# of Stores	State	# of Stores

Alabama	14	Montana	2
Arizona	9	Nebraska	5
Arkansas	13	Nevada	4
California	23	New Mexico	2
Colorado	8	New York	4
Connecticut	1	North Carolina	19
Florida	13	North Dakota	4
Georgia	20	Ohio	12
Idaho	5	Oklahoma	15
Illinois	23	Oregon	2
Indiana	9	Pennsylvania	5
Iowa	12	Rhode Island	1
Kansas	4	South Carolina	11
Kentucky	10	South Dakota	3
Louisiana	14	Tennessee	20
Maryland	6	Texas	55
Massachusetts	2	Utah	6
Michigan	13	Virginia	16
Minnesota	13	Washington	12
Mississippi	9	Wisconsin	15
Missouri	12	Wyoming	1

M TCS 870445 v1

2790014-000001 04/14/05

Our store development for the last five years is shown in the following table:

The Company’s 447 retail stores average approximately 13,700 square feet and are located principally in strip shopping centers.

With the exception of 7 owned locations, our retail stores are leased. The original lease terms generally range from 10 to 20 years and most leases contain one or more renewal options, usually of five years in length. At January 30, 2005, the remaining terms of leases for stores in operation, including renewal options, averaged approximately 12 years. During 2005, 50 store leases will expire. We are currently negotiating renewals on certain of these leases.

In 2004, the Company completed construction of and moved into a 650,000 square foot warehouse and distribution facility, a 28,000 square foot fixture facility, and an 80,000 square foot corporate headquarters facility in Baldwyn, Mississippi. These facilities, which are located on 64 acres of land, are owned by the Company and are not subject to any mortgage or similar encumbrances.

The 550,000 square foot warehouse, distribution and former headquarters facility in Tupelo, Mississippi is owned by the Company and is not subject to any mortgage or similar encumbrances. This facility is located on approximately 59 acres of land and is currently being marketed for sale.

Reference is made to the information contained in Note 6 to the Consolidated Financial Statements for information concerning our long-term obligations under leases.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 30, 2005, through the solicitation of proxies or otherwise.

M TCS 870445 v1

2790014-000001 04/14/05

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock and the associated common stock purchase rights are listed on the New York Stock Exchange (“NYSE”) and trade under the symbol HKF. The following table sets forth the high and low closing prices of our common stock at year-end and during each quarter in 2004 and 2003, as reported on the NYSE, together with dividends.

As of April 1, 2005, there were 4,412 record holders of Hancock’s common stock.

On March 16, 2005, Hancock’s Board of Directors declared a cash dividend of $.06 per share payable April 15, 2005 to shareholders of record April 1, 2005. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows and capital requirements.

See Part III, Item 12 for a description of our equity compensation plans.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its Common Stock during the year ended January 30, 2005:

M TCS 870445 v1

2790014-000001 04/14/05

(1)The number of shares purchased during the year includes 132,863 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

(2)In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,755,620 shares purchased under this authorization through January 30, 2005.

M TCS 870445 v1

2790014-000001 04/14/05

Item 6. SELECTED FINANCIAL DATA

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto and other financial statements that we have previously filed with the Securities and Exchange Commission.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

Hancock Fabrics, Inc. is a specialty retailer of fabric and related home sewing and decorating accessories in the United States, operating 447 stores in 42 states as of January 30, 2005.

M TCS 870445 v1

2790014-000001 04/14/05

Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. The stores average approximately 13,700 total square feet, of which approximately 11,800 are on the sales floor. During 2004, the average sales per store was approximately $980 thousand.

We use a number of key performance measures to evaluate our financial performance, including the following (dollars in thousands):

(1)

A new store is included in the comparable store sales computation immediately upon reaching its one-year anniversary. Stores that are relocated are treated as new stores. In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable store sales.

(2)	Measures the degree to which sales translate to profits after deducting the product costs and operating expenses that are required to generate sales (Operating income divided by Sales).

(3)	Measures cash flows from operations, including earnings and changes in working capital (see Consolidated Statements of Cash Flows).

(4)

Measures the productivity of asset investments (Net earnings, excluding the impact of interest net of tax, divided by average total assets). This calculation may or may not be comparable to other companies’ return on average assets, depending upon whether they exclude the impact of interest from net earnings.

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

Inventories. Inventories are valued at the lower of cost or market; cost is determined by the LIFO method. As with other retailers, it is not practical to perform physical inventory counts for all stores on the last day of a period; therefore, certain assumptions must be made in order to record cost of sales and the related change in inventory for the period of time from each store's most recent physical count to the end of the period. These assumptions for all stores that did not have inventory counts at period end are based on the actual gross margin trends realized by stores that were inventoried during the period.

M TCS 870445 v1

2790014-000001 04/14/05

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

Pension and Postretirement Benefit Obligations. The value of assets and liabilities associated with pension and postretirement benefits is determined on an actuarial basis. These values are affected by the market value of plan assets and estimates of the expected return on plan assets and assumed discount rates. Hancock determines the discount rates using changes in the rates of high quality, fixed income investments. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate used affect the amount of pension expense recognized. Hancock expects pension and postretirement benefit expenses to change by less than 5% during 2005.

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

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and, in accordance with generally accepted accounting principles, is no longer amortized. On an annual basis, the fair value of Hancock’s reporting units are compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, Hancock would recognize the difference as an impairment charge. The fair value of the reporting unit is estimated using the discounted present value of future cash flows. The Company has two reporting units for purposes of goodwill impairment testing.  Each reporting unit consists of the stores acquired in two separate transactions that resulted in the recognition of goodwill.

M TCS 870445 v1

2790014-000001 04/14/05

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of sales for the period indicated. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

2004 vs. 2003

Sales decreased $16.9 million in 2004 due to a 4.2% decline in sales of stores that were open more than one full year (“comparable store sales”). Most of the decrease was caused by a lower average ticket, as customer traffic did not vary significantly between years. The lower average ticket was attributable to several factors, including a decline in home decorating sales which tend to carry a higher price point, some deflation in apparel category price points and out-of-stocks in several key merchandise areas. Sales in the first half of the year were adversely affected by a weaker offering of spring merchandise, together with a delay in delivering the spring assortments to our stores as the result of relocating our distribution center to a new facility. In addition, there was a loss of sales from a large number of product changeovers that were phased out prior to the replacement lines becoming available.

For the year, store selling square footage increased from 5,087,000 to 5,253,000 due to the net addition of 14 stores.

Gross margins declined from 51.5% in 2003 to 49.0% in 2004 due to more aggressive markdowns to clear seasonal goods and increased promotional efforts, both of which were in response to the slowing sales environment. In addition, gross margin was negatively affected by the impact of a current year LIFO (last-in, first-out) charge of $900 thousand versus a prior year credit of $1.4 million due to an increase in the U. S. Department of Labor’s Producer Price Index (“PPI”) that the Company uses to measure inflation in inventories. Although not having a cash impact, LIFO caused a $2.3 million negative swing in gross profit, or about 50 basis points of sales.

M TCS 870445 v1

2790014-000001 04/14/05

Selling, general and administrative expenses as a percentage of sales increased to 46.3% in 2004 from 43.8% in 2003. The deleveraging impact on the expense ratio that results from negative comparable store sales was the primary factor affecting the comparison. In addition, 2004’s expenses included a charge of $1.5 million in 2004 for the required accelerated recognition of future retirement benefits for the Company’s retiring Chairman and Chief Executive Officer who retired at the end of 2004. Overall, expense dollars were well controlled, increasing only 1%, before the effect of the retirement charge, despite normal inflationary pressures on operating costs.

Depreciation expense increased $1.5 million in 2004 due primarily to capital expenditures related to the new distribution center and corporate office facility in Baldwyn, Mississippi and the implementation of a point-of-sale (POS) system in Hancock’s stores.

Interest expense increased $400 thousand due to the average outstanding debt rising from $18 million during 2003 to $33 million in 2004 in connection with funding of the new distribution center and corporate offices and implementation of the store POS systems. Income tax expense decreased $8.9 million in 2004 due to a reduction in pretax earnings from 2003. Hancock’s effective tax rate was 36.3% in both years.

2003 vs. 2002

Sales increased $5.3 million in 2003 due to a 1.2% increase in comparable stores sales. During 2003, Hancock opened 28 stores and closed 25.

The improvement in comparable store sales was primarily driven by a 4% sales increase in our home decorating category, which accounted for 28% of sales in 2003 and 27% in 2002. Our store-within-a-store home decorating concept was in place in 319 of our store locations by year end. Comparable store sales in categories other than decorating were flat overall, with quilting, yarn and sewing machine sales rising, while fashion and special occasion fabric sales declined. Quilting has become one of our fastest growing product lines due mostly to partnerships with exclusive suppliers and industry personalities. Hancock’s focus on teaching activities and product demonstrations in our stores also contributed to higher sales during the year.

Gross margins increased to 51.5% in 2003 from 51.1% in 2002 as a result of product mix adjustments and the Company’s ability to better control promotional activities. During 2003, we continued to shift our merchandise mix towards higher-margin home decorating products. In addition, we focused on limiting significant promotional activities, which compromise gross margin, despite deep discounting activities by our competitors at various times during the year. The increase in gross margin was partially offset, however, by a decrease in the LIFO credit from $1.5 million in 2002 to $1.4 million in 2003 due to slightly less product cost deflation in that year.

Selling, general and administrative expenses as a percentage of sales increased to 43.8% in 2003 from 42.7% in 2002, due primarily to costs associated with the relocation of our distribution operations to a new facility. For most of the year, Hancock operated two distribution centers which caused us to incur duplicate expenses for items such as depreciation, insurance, utilities and maintenance. The actual transfer of inventory, fixtures, equipment and systems between the two facilities also resulted in higher expenses for items such as payroll and transportation. The relocation of the distribution operations was completed just after fiscal year end. Normal selling, general and administrative expenses as a percent of sales were adversely impacted during 2003 by the absence of sales leverage on fixed expenses and a $900 thousand increase in pension expense

M TCS 870445 v1

2790014-000001 04/14/05

due to negative returns on plan assets in recent years and a lower discount rate. In addition, the expense comparison in 2003 was negatively influenced by a gain of $690 thousand on the sale of real estate in 2002 which was reflected as a reduction of expense.

Income tax expense decreased $1.3 million in 2003 due to a reduction in pretax earnings from 2002. Hancock’s effective tax rate was 36.3% in both years.

Liquidity and Capital Resources

Hancock has historically financed its operations with internally generated cash flow.

Hancock maintains a strong financial position as evidenced by the following information as of the end of the past three fiscal years (dollars in thousands):

Changes in cash and cash equivalents

Cash flows from operating activities in 2004 decreased from the prior year due to reduced earnings, offset by the resulting decline in accrued bonuses and income tax obligations. In addition, inventory increased slightly due to the net addition of 14 stores, partially offset by a decline in inventory levels from 2003 when extra inventory had been purchased in an attempt to protect against supply disruptions associated with the transfer of inventory to the new distribution center in the fourth quarter. In 2003, cash flows from operating activities increased from 2002 due to a voluntary pension plan contribution of $17.4 million in 2002 made to improve the funding status of the plan. The increase in 2003 was partially offset by higher inventory levels due to the addition of new product lines, such as yarn and small furniture, the expansion of our quilting category, and the extra inventory purchased in the fourth quarter as discussed above. Changes in accounts payable did not help to offset the inventory increase in 2003 as would normally be the case because the extra inventory had already been paid for by year end. Also, we have experienced some shortening of terms as we source more product overseas and we brought inventory in earlier throughout 2003 due to the import backlog that began with the longshoremen strike.

Cash used for investing activities during the past three years has been at a rate significantly higher than Hancock’s historical trend due to capital expenditures associated with construction of the new headquarters/distribution center and the installation of POS systems in Hancock’s stores.

M TCS 870445 v1

2790014-000001 04/14/05

Cash provided by financing activities in 2004 consisted mostly of net borrowings of $21 million needed to fund the significant level of capital expenditures, less $9.1 million of cash dividends. In 2003, cash used for financing activities included $9.4 million of treasury stock purchases and $7.5 million of cash dividends, partially offset by $10 million of net borrowings and $2.9 million of stock option proceeds. In 2002, treasury stock purchases and cash dividends used $6.2 million and $6.1 million, respectively, of cash, while stock option exercises provided cash of $10.6 million.

In total, over the past three years, cash flows from operations, together with borrowings of $31 million and proceeds from the exercise of stock options totaling $15 million, were sufficient to allow Hancock to purchase approximately $60 million of property and equipment, pay over $22 million of dividends and purchase more than $17 million of treasury stock.

Capital expenditures

Hancock's primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders.

Capital expenditures amounted to $22.8 million in 2004, $21.9 million in 2003 and $17.1 million in 2002. The new distribution center, implementation of POS, new store openings and ongoing capital maintenance were the primary capital items during this three year period.

Equity

In prior years and continuing in 2004, Hancock has repurchased over 13 million shares, or approximately 40% of its outstanding stock. Hancock plans to use future cash in excess of operating needs and capital investment for the payment of cash dividends and the purchase of treasury stock, as market and financial conditions dictate. In evaluating treasury stock purchases, consideration is given to overall liquidity issues related to Hancock’s stock. As of January 30, 2005, a total of 244,000 shares were available for repurchase under Hancock's most recent authorization.

Bank credit facilities

In addition to its operating cash flows, Hancock has two revolving credit facilities available with three banks, which provide a total of $50 million of borrowing capacity. Management believes the total of $50 million is adequate for Hancock's foreseeable needs in the near term, although it may have a need for a seasonal overline during the early fall season when inventory levels are building in advance of the heavy selling season in November and December. As of January 30, 2005, Hancock had outstanding debt of $31 million under these revolving credit agreements. See Note 5 to the Consolidated Financial Statements for further information regarding the Company’s credit facilities.

General

Hancock estimates that capital expenditures for 2005 will be in a range of $8 million to $10 million. Anticipated expenditures include approximately $3.5 million for new stores, with the remainder being primarily for ongoing capital maintenance in existing stores and at the distribution center. Internally generated funds supplemented by borrowings are expected to be

M TCS 870445 v1

2790014-000001 04/14/05

sufficient to finance anticipated capital requirements in the near term. We are attempting to execute sale/leaseback transactions for five store properties that could generate as much as $6 million to $7 million of cash in 2005. In addition, our former distribution center/corporate headquarters is being held for sale. Discussions have occurred with several interested parties; however, the timing and price of a sale cannot be reasonably predicted.

Off-Balance Sheet Arrangements

Hancock has no off-balance sheet financing arrangements. However, Hancock does finance the use of its retail fabric locations under noncancelable operating leases. Since the terms of these arrangements meet the definition of operating leases, the sum of the future lease payments is not reflected on Hancock’s balance sheet. Such minimum rental payments are reflected in the table below.

Contractual Obligations and Commercial Commitments

The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 30, 2005:

Other cash obligations that have been excluded from the contractual obligations table include postretirement benefits other than pensions, pension funding obligations, interest costs associated with debt obligations and amounts included in other noncurrent liabilities for workers’ compensation, deferred compensation and stepped rent. Contributions to the postretirement medical/dental/life benefit plans are made as benefits are paid to the participants. Claims paid in 2004, 2003 and 2002 totaled $615,000, $490,000 and 500,000, respectively. The Company expects claims for 2005 to be higher than prior years due to an aging population and increases in the assumed medical trend rates. Hancock has not yet decided whether or not it will make a contribution to the pension plan in 2005. Interest payments are excluded from the table because they are variable and unknown.

As disclosed in Note 5 to the Consolidated Financial Statements, Hancock has a $5.5 million standby letter of credit to guarantee payment of potential future workers’ compensation claims. Hancock also has an arrangement that provides for up to $5.0 million in trade letters of credit. At January 30, 2005, Hancock had commitments under this arrangement of $710 thousand on issued letters of credit which support purchase orders for merchandise to be imported.

The Company has no standby repurchase obligations or guarantees of other entities' debt.

M TCS 870445 v1

2790014-000001 04/14/05

Related Party Transactions

Hancock has no balances with any related parties, nor has it had any material transactions with related parties during the three-year period ended January 30, 2005.

Effects of Inflation

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to Federal and State minimum wage requirements; accordingly, any increases will affect Hancock. In addition, payroll taxes, employee benefits and other employee costs continue to increase. Health insurance costs, in particular, continue to rise at an unsettling rate in the United States each year, and higher employer contributions to Hancock’s pension plan could be necessary if investment returns are weak. Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. In 2004, an increase in the PPI resulted in a LIFO charge. A deflationary trend in the PPI in 2002 and 2003 caused a LIFO credit.

Seasonality

Hancock's business is seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and reflect the Company’s current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “anticipates”, “believes”, “approximates”, “estimates”, “expects”, “intends” or “plans” or the negative of those words or other terminology. Forward-looking statements involve inherent risks and uncertainties; the Company’s actual results could differ materially from those expressed in our forward-looking statements. The risks and uncertainties that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed below. Forward-looking statements speak only as of the date made, and neither Hancock Fabrics nor its management undertakes any obligation to update or revise any forward-looking statement.

Competitive changes could have a material adverse effect on our operations.

Although we are one of the largest fabric retailers in the United States and principally compete with only one national fabric/craft store chain, a few small fabric chains and numerous independent fabric stores, changes in our competitive environment could adversely impact our operations. Such changes include, but are not limited to, the following:

M TCS 870445 v1

2790014-000001 04/14/05

•	liquidation of inventory in Hancock’s markets caused by a competitor’s store closings or need to dispose of inventory;
•	new entrants into the retail fabric industry;
•	expansion by existing competitors into our markets; and
•	increased competitive pricing strategies.

Adverse general economic factors can significantly impact our business.

General economic conditions that are beyond the Company’s control can adversely impact our operating results. These factors include increased interest rates in periods of borrowings, consumer debt levels, tax rates and policies, unemployment trends, recession, inflation, deflation and other matters that affect consumer confidence and spending.

Delays or interruptions in the flow of merchandise through our distribution center could adversely impact our operating results.

Approximately 72% of Hancock’s store shipments pass through the Company’s distribution center. The remainder of merchandise is drop-shipped by our vendors directly to our store locations. Damage or interruption to the distribution center from factors such as fire, power loss, storm damage or unanticipated supplier shipment delays could cause a disruption in our operations. The occurrence of unanticipated problems at our distribution center would likely result in increased operating expenses and reduced sales which would negatively impact our operating results.

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

Hancock relies on foreign suppliers for various products. In addition, some of our domestic suppliers manufacture their products overseas or purchase them from foreign vendors. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade are beyond our control and could adversely impact our operating results.

A weak fourth quarter would materially adversely affect our operating results for the year.

Like many retailers, the Company’s strongest quarter in terms of sales, net earnings and cash flow is the fourth quarter. If, for any reason, our fourth quarter results were substantially below expectations, our operating results for the full year would be negatively impacted, and we could have substantial excess inventory that could be difficult to liquidate.

M TCS 870445 v1

2790014-000001 04/14/05

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the Summary of Accounting Policies in the Notes to the Consolidated Financial Statements.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company did not hold derivative financial or commodity instruments at January 30, 2005.

Interest Rate Risk

The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s revolving credit agreements bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus ½% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company’s results. As of January 30, 2005, the Company had borrowings outstanding of $31 million under these agreements.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company, and none is expected in the foreseeable future. As of January 30, 2005, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

M TCS 870445 v1

2790014-000001 04/14/05

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

Page

Consolidated Balance Sheets as of January 30, 2005 and February 1, 2004	23

Consolidated Statements of Income for each of the three years in the period ended	24
January 30, 2005

Consolidated Statements of Cash Flows for each of the three years in the period	25
ended January 30, 2005

Consolidated Statements of Shareholders’ Equity for each of the three years	26
in the period ended January 30, 2005

Notes to Consolidated Financial Statements	27-41

Management’s Report on Internal Control Over Financial Reporting	42

Report of Independent Registered Public Accounting Firm	43

M TCS 870445 v1

2790014-000001 04/14/05

Hancock Fabrics, Inc.
Consolidated Balance Sheets

January 30, 2005 and February 1, 2004

(in thousands, except for share and per share amounts)	2004	2003
Assets		
Current assets:		
Cash and cash equivalents	$ 3,794	$ 4,080
Receivables, less allowance for doubtful accounts	870	966
Inventories	155,857	154,984
Prepaid expenses	2,115	2,304
Total current assets	162,636	162,334
Property and equipment, at depreciated cost	71,261	57,142
Deferred tax assets	4,157	6,207
Pension payment in excess of required contribution	13,961	15,936
Goodwill	4,480	4,480
Other assets	3,030	3,324
Total assets	$ 259,525	$ 249,423
Liabilities and Shareholders' Equity		
Current liabilities:		
Accounts payable	$ 41,681	$ 42,704
Accrued liabilities	20,044	22,574
Deferred tax liabilities	4,192	3,113
Income taxes	463	7,299
Total current liabilities	66,380	75,690
Long-term debt obligations	31,000	10,000
Postretirement benefits other than pensions	22,661	22,368
Reserve for store closings	483	592
Other liabilities	10,435	9,193
Total liabilities	130,959	117,843
Commitments and contingencies (See Notes 6 and 12)		
Shareholders' equity:		
Common stock, $.01 par value; 80,000,000 shares authorized; 32,328,133 and 31,941,582 issued and outstanding, respectively	323	319
Additional paid-in capital	75,524	70,105
Retained earnings	211,032	218,612
Treasury stock, at cost, 13,127,250 and 13,093,781 shares held, respectively	(152,729)	(151,905)
Deferred compensation on restricted stock incentive plan	(5,584)	(5,551)
Total shareholders' equity	128,566	131,580
Total liabilities and shareholders' equity	$ 259,525	$ 249,423

See accompanying notes to consolidated financial statements.

M TCS 870445 v1

2790014-000001 04/14/05

M TCS 870445 v1

2790014-000001 04/14/05

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows

Years Ended January 30, 2005, February 1, 2004 and February 2, 2003 (in thousands)	**2004**	**2003**	**2002**
Cash flows from operating activities:			
Net earnings and comprehensive income	$ 1,758	$ 17,428	$ 19,728
Adjustments to reconcile net earnings to cash flows from operating activities			
Depreciation and amortization	7,796	6,275	5,456
LIFO charge (credit)	935	(1,375)	(1,525)
Deferred income taxes	3,129	(1,707)	3,728
Amortization of deferred compensation on restricted stock incentive plan	2,631	2,436	2,241
Reserve for store closings charges (credits)	552	303	(284)
(Gain) loss on disposition of property and equipment	523	303	(660)
Interest expense on reserve for store closings	98	127	159
Issuance of shares as compensation for professional services	42	30	25
Issuance of shares under directors' stock plan	225	180	179
Tax benefit of stock options exercised	569	1,026	3,507
(Increase) decrease in assets			
Receivables and prepaid expenses	285	400	(1,014)
Inventory at current cost	(1,808)	(9,548)	(6,864)
Pension payment in excess of required contribution	1,975	2,893	(15,405)
Other noncurrent assets	294	239	579
Increase (decrease) in liabilities			
Accounts payable	(1,023)	(1,653)	4,210
Accrued liabilities	(2,244)	1,437	1,433
Current income tax obligations	(5,670)	2,429	1,095
Postretirement benefits other than pensions	293	392	105
Reserve for store closings	(1,045)	(618)	(1,010)
Other liabilities	1,242	4,331	(283)
Net cash provided by operating activities	10,557	25,328	15,400
Cash flows from investing activities:			
Additions to property and equipment	(22,785)	(21,942)	(17,089)
Proceeds from the disposition of property and equipment	347	75	1,047
Net cash used in investing activities	(22,438)	(21,867)	(16,042)
Cash flows from financing activities:			
Net borrowings on revolving credit agreement	21,000	10,000	-
Purchase of treasury stock	(1,987)	(9,360)	(6,234)
Proceeds from exercise of stock options	1,700	2,865	10,620
Cash dividends paid	(9,118)	(7,475)	(6,069)
Net cash provided by (used in) financing activities	11,595	(3,970)	(1,683)
Decrease in cash and cash equivalents	(286)	(509)	(2,325)
Cash and cash equivalents:			
Beginning of period	4,080	4,589	6,914
End of period	$ 3,794	$ 4,080	$ 4,589
Supplemental disclosures:			
Cash paid during the period for:			
Interest	$ 891	$ 442	$ 213
Income taxes	$ 2,975	$ 8,209	$ 3,590

See accompanying notes to consolidated financial statements.

M TCS 870445 v1

2790014-000001 04/14/05

M TCS 870445 v1

2790014-000001 04/14/05

Notes to Consolidated Financial Statements

Note 1 - Description of Business

Hancock Fabrics, Inc. (“Hancock”) is a specialty retailer of fabric and related home sewing and decorating accessories. Hancock operates 447 stores in 42 states and operates an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

Note 2 - Summary of Accounting Policies

Consolidated financial statements include the accounts of Hancock and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated. For fiscal years 2004, 2003 and 2002, Hancock maintained its financial records on a 52-53 week fiscal year ending on the Sunday closest to January 31. Fiscal years 2004, 2003 and 2002, as used herein, refer to the years ended January 30, 2005, February 1, 2004, and February 2, 2003, respectively. Each of these years contained 52 weeks. Beginning in fiscal 2005, the Company will maintain its financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31.

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

Revenue recognition occurs at the time of sale of merchandise to Hancock’s customers. Sales include the sale of merchandise at the Company’s stores, net of returns and exclusive of sales taxes. The Company allows customers to return merchandise; however, does not provide a reserve for future returns as the amount does not have a material impact on the financial statements. Since less than 4% of merchandise sold is later returned by customers and such returns typically occur within a matter of days of the selling transaction, the need for a reserve at any period end is not significant.

Cost of goods sold includes merchandise and freight and handling costs and excludes depreciation and amortization, which are shown separately in the Consolidated Statement of Income.

Cash and cash equivalents include cash on hand, amounts due from banks and repurchase agreements having original maturities of three months or less and are reflected as such for purposes of reporting cash flows.

Inventories consist of fabrics, sewing notions and related accessories held for resale and are valued at the lower of cost or market; cost is determined by the last-in, first-out (“LIFO”) method. The current cost of inventories exceeded the LIFO cost by approximately $38 million at January 30, 2005 and $37 million at February 1, 2004. Hancock provides for slow-moving or obsolete inventories throughout the year by marking down impacted inventory to its net realizable value. In addition, Hancock records specific reserves when necessary to the extent that markdowns have not yet been reflected.

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Average depreciable lives are as follows: buildings and improvements 5-40 years and fixtures and equipment 3-8 years.

M TCS 870445 v1

2790014-000001 04/14/05

Long-lived asset impairment is periodically assessed at the individual store level by comparing the carrying value of the assets with their estimated future undiscounted cash flows in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. No impairment losses were recorded in 2004, 2003, or 2002.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and, in accordance with generally accepted accounting principles, is no longer amortized. On an annual basis, the fair value of Hancock’s reporting units are compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, Hancock would recognize the difference as an impairment charge. The fair value of the reporting unit is estimated using the discounted present value of future cash flows. The Company has two reporting units for purposes of goodwill impairment testing.  Each reporting unit consists of the stores acquired in two separate transactions that resulted in the recognition of goodwill.

Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Repairs and maintenance expense totaled $2.2 million, $2.2 million and $2.2 million for 2004, 2003 and 2002 respectively.

Advertising, including production costs, is charged to expense the first day of the advertising period. Advertising expense for 2004, 2003, and 2002, was $17.5 million, $17.2 million, and $15.5 million, respectively.

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

Financial instruments are evaluated using the following methods and assumptions to estimate the fair value of each class of financial instruments: cash and receivables - the carrying amounts approximate fair value because of the short maturity of those instruments; long-term debt - the fair value of Hancock’s long-term debt is estimated based on the current borrowing rates available to Hancock for bank loans with similar terms and average maturities. Throughout all years presented, Hancock did not have any financial derivative instruments outstanding.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock options are accounted for using the intrinsic value method where compensation cost for stock options is measured as the excess, if any, of the quoted market price of Hancock’s stock at the date of grant over the amount an employee must pay to acquire the stock. For each of the three years in the period ended January 30, 2005, the exercise price of all options granted had equaled the fair market value at the date of grant; accordingly, no compensation expense for stock options has been recorded.

Pro-forma information regarding net earnings and earnings per share as if the fair value method had been applied in measuring compensation expense is presented below (in thousands, except per share amounts):

M TCS 870445 v1

2790014-000001 04/14/05

Comprehensive income and the components of accumulated comprehensive income are not presented since Hancock did not have any comprehensive income items in any of the three fiscal years in the period ended January 30, 2005.

Treasury stock is repurchased periodically by Hancock. These treasury stock transactions are recorded using the cost method.

Recent Accounting Pronouncements

In April 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA). The FSP requires companies to assess the effect of MMA on their retirement-related benefit costs and obligations and reflect the effects in the financial statements, pursuant to SFAS 106, Employer’s Accounting for Post-retirement Benefits Other Than Pensions. In order to estimate the impact of the MMA, companies must first determine if the benefits provided under its plan are actuarially equivalent to the benefits provided under Part D of the MMA. Once actuarial equivalency is determined, the effect of the FSP is reflected either prospectively or retrospectively and the impact is disclosed. As discussed in Note 9, Hancock adopted FSP 106-2 during the third quarter of 2004.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. FAS 151 clarifies that abnormal inventory costs such as idle facilities, excess freight and handling costs, and waste materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Hancock does not expect adoption of SFAS 151 to have a material impact on its financial statements.

During December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Hancock does not expect the adoption of SFAS 153 to have a material impact on its financial statements.

M TCS 870445 v1

2790014-000001 04/14/05

In December 2004, the FASB issued SFAS No. 123(revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that all grants of employee stock options and other similar share-based awards be recognized in the financial statements based on their grant-date fair values. SFAS No. 123R is effective for periods beginning after June 15, 2005. Hancock is in the process of evaluating the impact SFAS 123R will have on its financial statements and has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Note 3 - Property and Equipment (in thousands)

Note 4 - Accrued Liabilities (in thousands)

Note 5 - Long-Term Debt Obligations

Hancock has two uncollateralized revolving credit arrangements totaling $50 million with a group of banks. These agreements provide for an annual facility fee, equal to .25% of the total facility amount. Borrowings under the revolving credit agreements bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus .50% or the prime rate), a rate derived from the Money Market Rate or a rate derived from the London Interbank Offered Rate. These credit arrangements expire March 26, 2007.

M TCS 870445 v1

2790014-000001 04/14/05

At January 30, 2005 and February 1, 2004, Hancock had outstanding borrowings of $31 million and $10 million, respectively, under the revolving credit arrangements. At January 30, 2005, the effective interest rate on the outstanding borrowings was 3.40%. The revolving credit arrangements contain certain restrictive covenants which, among other things, require the Company to comply with certain financial covenants, including maintenance of a specified consolidated tangible net worth, a debt to cash flow ratio and a fixed charge coverage ratio. As of January 30, 2005, the Company was in compliance with the covenants.

Hancock has an arrangement that provides for up to $5 million in letters of credit. At January 30, 2005, Hancock had commitments under this arrangement of $710 thousand on issued letters of credit which support purchase orders for merchandise to be imported. Hancock also has a $5.5 million standby letter of credit to guarantee payment of potential future workers’ compensation claims.

Note 6 - Long-Term Leases

Hancock leases its retail fabric store locations under noncancelable operating leases expiring at various dates through 2025. Most of the Company’s store leases have an average initial term of ten years and provide for renewal options. In addition, the majority of Hancock’s store leases contain escalation clauses and require the Company to pay its pro-rata share of taxes, insurance and common area maintenance expenses. Certain of the leases for store locations also provide for additional rent based on sales volume. Tenant allowances received from landlords are treated as lease incentives and amortized as a reduction of lease expense. Rent expense for leases with escalation clauses, capital improvement funding and other lease concessions is accounted for on a straight-line basis over the minimum lease term. The term of the lease includes the build-out period, where no rent payments are typically due under the terms of the lease. Any difference between the calculated expense and the amounts actually paid are reflected as liabilities in the Consolidated Balance Sheets.

Rent expense consists of the following (in thousands):

The amounts shown in the minimum rental table below (in thousands) reflect only future minimum rent payments required under existing store operating leases and income from noncancelable sublease rentals. In addition to those obligations, certain of Hancock’s store operating leases require payment of pass-through costs such as common area maintenance, taxes and insurance.

M TCS 870445 v1

2790014-000001 04/14/05

Note 7 - Income Taxes

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

M TCS 870445 v1

2790014-000001 04/14/05

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

Note 8 - Other Liabilities (in thousands)

Note 9 - Shareholders’ Interest

Authorized Capital. Hancock’s authorized capital includes five million shares of $.01 par value preferred stock, none of which have been issued.

Common Stock Purchase Rights. Hancock has entered into a Common Stock Purchase Rights Agreement, as amended (the “Rights Agreement”), with Continental Stock Transfer & Trust Company as Rights Agent. The Rights Agreement, in certain circumstances, would permit shareholders to purchase common stock at prices which would be substantially below market value. These circumstances include the earlier of (i) the tenth day after an announcement that a person or group has acquired beneficial ownership of 20% or more of Hancock’s shares, with certain exceptions such as a tender offer that is approved by a majority of Hancock’s Board of Directors, or (ii) the tenth day, or such later date as set by Hancock’s Board of Directors, after a person or group commences, or announces its intention to commence, a tender or exchange offer, the consummation of which would result in beneficial ownership of 30% or more of Hancock’s shares.

Stock Repurchase Plan. In prior years and continuing in fiscal 2004, repurchases of approximately 13 million shares have been made. As of January 30, 2005, 244,000 shares are available for repurchase under the most recent authorization.

Note 10 - Employee Benefit Plans

Stock Options. In 1996, Hancock adopted the 1996 Stock Option Plan (the “1996 Plan”) which authorized the granting of options to employees for up to 2,000,000 shares of common stock at an exercise price of no less than 50% of fair market value on the date the options are granted. The exercise price of all options granted under this Plan have equaled the fair market value on the grant date. The employee stock options granted under the 1996 Plan vest ratably over a period of not less than two years and expire ten years after the date of grant. The 1996 Plan expired on September 30, 2001 and a preceding plan, the 1987 Stock Option Plan expired on March 22, 1997. Both plans prohibit grants after the expiration date.

M TCS 870445 v1

2790014-000001 04/14/05

In 2001, Hancock adopted the 2001 Stock Incentive Plan (the “2001 Plan”) which authorizes the granting of options or restricted stock to key employees for up to 2,800,000 shares of common stock in total, with no more than 1,000,000 of those shares being allocated to restricted stock. The 2001 Plan also provides for the granting of options to directors as specified in the plan document. The options granted under the 2001 Plan can have an exercise price of no less than 100% of fair market value on the date the options are granted. Options and restricted stock issued under the 2001 Plan vest ratably over a minimum four-year period and options expire ten years after the date of grant. As of January 30, 2005, a total of 480,050 shares remain available for grant under the 2001 Plan, including 229,300 shares which can be issued as restricted stock.

In 2004, Hancock adopted the 2004 Special Stock Plan (the “2004 Plan”) which authorizes the granting of options or restricted stock to key employees and directors for up to 200,000 shares of common stock in total, with no more than 100,000 of those shares being allocated to restricted stock. The options granted under the 2004 Plan can have an exercise price of no less than 100% of fair market value on the date the options are granted. Options and restricted stock issued under the 2004 Plan vest ratably over a minimum four-year period and options expire ten years after the date of grant. As of January 30, 2005 all of the shares available in the 2004 Plan had been issued to the Company’s new Chief Executive Officer under an employment inducement award exemption as allowed by Section 303A.08 of the New York Stock Exchange Listed Company Manual.

A summary of stock option activity in the plans for the years ended January 30, 2005, February 1, 2004 and February 2, 2003 follows:

The weighted average remaining contractual life of all outstanding options was 6.45 years at January 30, 2005.

The weighted average grant-date fair value of options granted during 2004, 2003 and 2002 was $4.41, $6.38 and $6.75, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: dividend yields of 2.76%, 1.64% and 1.64%; average expected volatility of .49, .51 and .48; risk-free interest rates of 3.80%, 3.47% and 2.54%; and an average expected life of 4.5 years in each of the three years.

A summary of the outstanding and exercisable options as of January 30, 2005 follows:

M TCS 870445 v1

2790014-000001 04/14/05

Restricted Stock. On December 6, 1995, Hancock adopted the 1995 Restricted Stock Plan to provide for the issuance of restricted stock awards to employees. The aggregate number of shares that may be issued or reserved for issuance pursuant to the 1995 Restricted Stock Plan shall not exceed one million shares. The 2001 Stock Incentive Plan and the 2004 Special Stock Plan authorized the granting of up to 1,100,000 shares of restricted stock. During 2004, 2003 and 2002, restricted shares totaling 251,500, 149,000 and 97,600, respectively, were issued to officers and key employees under the Plans. As of January 30, 2005, a total of 882,050 shares are outstanding for which restrictions have not been lifted. Compensation expense related to restricted shares issued is recognized over the period for which restrictions apply. This expense totaled $2,631,000, $2,436,000 and $2,241,000 in 2004, 2003 and 2002, respectively.

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

Changes in Projected Benefit Obligation and Fair Value of Plan Assets (in thousands)

M TCS 870445 v1

2790014-000001 04/14/05

During 2004, employees under the age of 40 were transitioned into the new Company Sponsored Contributory 401(k) Savings Plan (“New Plan”) and employees age 40 or older were given a choice between continuing to accrue pension benefits or participating in the New Plan. The net effect of this change resulted in a reduction in benefit obligations described as “Curtailments” in the above schedule. Full-time employees hired after December 31, 2004 will be eligible only for the New Plan.

Funded Status

The funded status and the amounts recognized in Hancock’s consolidated balance sheet for the retirement plan based on an actuarial valuation were as follows (in thousands):

Components of Net Periodic Benefit Cost (in thousands)

Accumulated Benefit Obligation

The accumulated benefit obligation for the retirement plan was $65,635,000 and $59,673,000 at December 31, 2004 and 2003, respectively.

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

For the retirement plan, holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would decrease/increase the pension expense by approximately $300,000.

Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

M TCS 870445 v1

2790014-000001 04/14/05

The expected long-term rate of return on plan assets reflects Hancock’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligation. In developing the expected long-term rate of return assumption, Hancock evaluated input from the Company’s third party actuarial and investment firms and considered other factors including inflation, interest rates, peer data and historical returns.

Plan Assets

Hancock’s retirement plan weighted-average asset and target allocations were as follows:

At December 31, 2004, the retirement plan assets had been liquidated in order to move those assets from the then current trustee to a new trustee. The above schedule provides the ending asset allocation for 2004 as of January 31, 2005 to more accurately depict the normal asset allocation. Hancock invests in a diversified portfolio of equity and fixed income securities designed to maximize returns while minimizing risk associated with return volatility. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and the Company’s financial condition. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. In addition, the target asset allocation is periodically reviewed and adjusted, as appropriate.

Contributions

Hancock does not presently anticipate making any contributions to the plan during 2005 but will reassess the need to do so during the year.

Estimated Future Benefit Payments (in thousands)

M TCS 870445 v1

2790014-000001 04/14/05

Postretirement Benefit Plan. Hancock maintains a postretirement medical/dental/life insurance plan for all employees and retirees hired before January 1, 2003. Eligibility for the plan is limited to employees completing 15 years of credited service while being eligible for the Company’s employee medical benefit program. The Company currently contributes to the plan as benefits are paid. Hancock uses a December 31st measurement date for its postretirement benefit plan.

On December 9, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare’s prescription drug benefits. During the third quarter of 2004, Hancock adopted FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and determined that the Company’s prescription drug coverage for retirees is at least actuarially equivalent to the Medicare coverage provided under the Act. The Company elected to adopt the provisions of FSP No. 106-2 prospectively. The reduction in Hancock’s accumulated postretirement benefit obligation related to the subsidy is $3.3 million and the Company recognized a reduction in net periodic postretirement benefit cost of approximately $300,000 for the fiscal year ended January 30, 2005.

Changes in Accumulated Postretirement Benefit Obligation (in thousands)

Funded Status

The Company currently contributes to the plan as benefits are paid. The funded status and the amounts recognized in Hancock’s consolidated balance sheets for other postretirement benefits based on an actuarial valuation were as follows (in thousands):

M TCS 870445 v1

2790014-000001 04/14/05

Components of Net Periodic Benefit Cost (in thousands)

Assumptions

Weighed-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

Weighed-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

Assumed Health Care Cost Trend Rates

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

Contributions

M TCS 870445 v1

2790014-000001 04/14/05

Hancock currently contributes to the plan as benefits are paid and expects to continue to do so in 2005. Claims paid in 2004, 2003 and 2002 totaled $615,000, $490,000 and $500,000, respectively. The Company expects claims for 2005 to be similar to the three preceding years.

Estimated Future Benefit Payments and Anticipated Medicare Subsidy (in thousands)

Note 11 - Earnings per Share

A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share amounts):

Certain options to purchase shares of Hancock’s common stock totaling 1,275,000, 539,000 and 290,000 shares were outstanding during the years ended January 30, 2005, February 1, 2004 and February 2, 2003, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average price of common shares.

Note 12 - Commitments and Contingencies

Concentration of Credit Risk. Financial instruments which potentially subject Hancock to concentrations of risk are primarily cash and cash equivalents. Hancock places its cash and cash equivalents in various insured depository institutions which limits the amount of credit exposure to any one institution.

M TCS 870445 v1

2790014-000001 04/14/05

Litigation. Hancock is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, Hancock’s management is of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of Hancock.

Note 13 – Reserve for Store Closings

The reserve for store closings is based on estimates of net lease obligations and other store closing costs. During 2003, Hancock increased the reserve by $89,000 to reflect changes in prospects for sub-leasing certain properties and by $214,000 for the remaining cost of net lease obligations for stores closed during 2003. During 2004, the reserve was increased by $218,000 to reflect changes in prospects for sub-leasing properties and by $334,000 for stores closed in 2004 and committed to close in 2005.

The 2003 and 2004 activity in the reserve is as follows (in thousands):

M TCS 870445 v1

2790014-000001 04/14/05

Management’s Responsibility for Financial Reporting

Management is responsible for the integrity and objectivity of the financial information included in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, the financial statements reflect estimates based on management judgment.

Management has established and maintains internal control over financial reporting for the Company and its subsidiaries. Internal control over financial reporting is designed to provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, that policies and procedures are implemented by qualified personnel, and that published financial statements are properly prepared and fairly presented. The Company’s internal control over financial reporting is supported by widely communicated written policies, including business conduct policies, which are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. Internal auditors continually review the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2005.

Our assessment of the effectiveness of internal control over financial reporting as of January 30, 2005 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

M TCS 870445 v1

2790014-000001 04/14/05

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Hancock Fabrics, Inc.

We have completed an integrated audit of Hancock Fabrics, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of January 30, 2005 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hancock Fabrics, Inc. and its subsidiaries (the Company) as of January 30, 2005 and February 1, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of January 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

M TCS 870445 v1

2790014-000001 04/14/05

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

PricewaterhouseCoopers, LLP

Memphis, Tennessee

April 13, 2005

M TCS 870445 v1

2790014-000001 04/14/05

M TCS 870445 v1

2790014-000001 04/14/05

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 40 and 41 of Hancock Fabrics, Inc.’s 2004 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to material affect, the company's internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Directors of the Company and our Code of Business Conduct and Ethics is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Office Presently Held and Business
Name	Age	Experience During the Last Five Years

Jane F. Aggers	57	President, Chief Executive Officer and Director

from January 2005.

Co-founder of MMI, Inc. (marketing, sales and business consulting firm), Cleveland, Ohio. (2001-2004)

Formerly Chief Marketing, Merchandising and Supply Chain Officer of Jo-Ann Stores, Inc., Hudson, Ohio.

James A. Austin	51	Executive Vice President from June 2001 and Chief
Operating Officer from February 2004. Prior to
June 2001, Division Merchandise Manager-Linens,

M TCS 870445 v1

2790014-000001 04/14/05

Domestics and Window Fashions for Wards.

Bruce D. Smith	46	Executive Vice President, Chief Financial
Officer and Treasurer from March 2005 and Senior
Vice President, Chief Financial Officer and
Treasurer from March 1997.

The term of each of the officers expires June 9, 2005.

There are no family relationships among the executive officers, directors or nominees for director.

There are no arrangements or understandings pursuant to which any person was selected as an officer.

Section 16(a)	Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations of the Company’s directors and executive officers, no director, officer or beneficial owner of more than ten percent of the company’s common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, with one exception: The Form 3 for Bernard J. Wein was not timely filed following his appointment to the Board.

Item 11. EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of January 30, 2005:

M TCS 870445 v1

2790014-000001 04/14/05

(1)	These plans are the Company’s 1987 Stock Option Plan, 1996 Stock Option Plan and 2001 Stock Incentive Plan.
(2)

This option grant was made from the 2004 Special Stock Plan, which was adopted to provide an employment inducement award exemption allowed under Section 303A.08 of the New York Stock Exchange Listed Company Manual.

(3)	These securities include shares available under the Company’s 2001 Stock Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about principal accountant fees and services is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders.

M TCS 870445 v1

2790014-000001 04/14/05

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

3.1	b	Certificate of Incorporation.
3.2	e	By-Laws.
3.3	*	Amended and Restated By-Laws, effective March 17, 2005.
4.1	k	Amended and restated Rights Agreement with Continental Stock and Transfer
Company dated March 23, 1987 and amended and restated most recently on
March 4, 2001.
4.2	c	Agreement with Continental Stock and Transfer Company (as Rights Agent)
dated July 16, 1992.
10.1	g	Credit Agreement with Wachovia Bank as Agent and Lenders as Signatories
Hereto (“Revolving Credit Agreement”) dated April 16, 1999.
10.2	m	Credit Agreement with SouthTrust Bank as Lender as Signatories Hereto
(“SouthTrust Credit Agreement”) dated March 26, 2002.
10.3	m	Amendment to Revolving Credit Agreement dated March 26, 2002.
10.4	e	Form of Indemnification Agreement dated June 8, 1995 for each of Jack W.
Busby, Jr., Don L. Fruge¢, Larry G. Kirk and Donna L. Weaver.
10.5	f	Indemnification Agreement for Bruce D. Smith dated December 10, 1996.
10.6	a	# Agreement (deferred compensation) with Larry G. Kirk dated June 9, 1988.
10.7	a	# Agreement to Secure Certain Contingent Payments with Larry G. Kirk dated
June 9, 1988.
10.8	e	# Form of Amendment, Extension and Restatement of Severance Agreement for
Larry G. Kirk dated March 14, 1996.
10.9	f	# Amendment of Deferred Compensation Agreement, Severance Agreement and
Agreement to Secure Contingent Payments with Larry G. Kirk dated June 13,
1996.
10.10	f	# Agreement (deferred compensation) with Bruce D. Smith dated December 10,
1996.
10.11	f	# Severance Agreement with Bruce D. Smith dated December 10, 1996.
10.12	f	# Agreement to Secure Certain Contingent Payments with Bruce D. Smith dated
December 10, 1996.
10.13	d	# Supplemental Retirement Plan, as amended.
10.14	f	# 1996 Stock Option Plan.
10.15	f	# Extra Compensation Plan.
10.16	h	Indemnification Agreement for Roger T. Knox dated June 21, 1999.
10.17	h	# Form of Agreement and Renewal of Severance Agreement for each of Larry G.
Kirk and Bruce D. Smith dated May 4, 1999.
10.18	i	# 2000 Stock Compensation Plan for Non-Employee Directors.
10.19	l	# 2001 Stock Incentive Plan.
10.20	j	# Agreement (deferred compensation) with James A. Austin dated June 14, 2001.
10.21	j	Indemnification Agreement for James A. Austin dated June 14, 2001.
10.22	j	# Severance Agreement with James A. Austin dated June 14, 2001.

M TCS 870445 v1

2790014-000001 04/14/05

10.23	j	# Agreement to Secure Certain Contingent Payments with James A. Austin dated
June 14, 2001.
10.24	n	# Officer Incentive Compensation Plan as amended.
10.25	n	# Amended and Restated 1995 Restricted Stock Plan and Deferred Stock Unit
Plan.
10.26*		# Letter Agreement re: Resignation and Compensation Arrangements (and
Retirement Compensation Schedule) with Larry G. Kirk, dated as of December
15, 2004
10.27*		# Employment Agreement with Jane F. Aggers, dated as of December 15, 2004
10.28p		# 2004 Special Stock Plan
10.29*		# Amendment to Agreement and Agreement to secure Certain Contingent
Payments with Bruce D. Smith, dated as of March 15, 2005
10.30*		Form of Indemnification Agreement dated September 23, 2004 for Wellford L.
Sanders, Jr. and June 10, 2004 for Bernard J. Wein.
10.31*		Second Amendment to Revolving Credit Agreement dated April 14, 2004.
10.32 o		Third Amendment to Revolving Credit Agreement dated December 16, 2004.
10.33*		First Amendment to Southtrust Credit Agreement dated October 14, 2004.
10.34 o		Second Amendment to Southtrust Credit Agreement dated December 16, 2004.

21	*	Subsidiaries of the Registrant.
23	*	Consent of PricewaterhouseCoopers LLP.
31.1	*	Certification of Chief Executive Officer
31.2	*	Certification of Chief Financial Officer
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant
to 18 U.S.C. Section 1350
* Filed herewith.

Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a	Form 10-K dated April 26, 1990.
b	Form 10–K dated April 27, 1992.
c	Form 10–K dated April 26, 1993.
d	Form 10–K dated April 24, 1995.
e	Form 10–K dated April 22, 1996.
f	Form 10–K dated April 22, 1997.
g	Form 10–K dated April 30, 1999.
h	Form 10–K dated April 25, 2000.
i	Form S–8 dated December 27, 2000 and amended on April 26, 2001.
j	Form 10–Q dated September 12, 2001.
k	Form 8–K dated April 6, 2001.
l	Form S-8 dated September 7, 2001.
m	Form 10–K dated April 29, 2002.
n	Form 10-K dated April 28, 2003.
o	Form 8-K dated December 21, 2004.

M TCS 870445 v1

2790014-000001 04/14/05

p	Form S-8 dated April 14, 2005
# Denotes management contract or compensatory plan or arrangement.

M TCS 870445 v1

2790014-000001 04/14/05

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April 2005.

HANCOCK FABRICS, INC.

By	/s/ Jane F. Aggers
Jane F. Aggers
President, Director and
Chief Executive Officer

By /s/ Bruce D. Smith
Bruce D. Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Jack W. Busby, Jr.	Director

Jack W. Busby, Jr.

/s/ Don L. Fruge'	Director

Don L. Fruge'

/s/ Roger T. Knox	Director

Roger T. Knox

/s/ Wellford L. Sanders, Jr.	Director

Wellford L. Sanders. Jr.

/s/ Donna L. Weaver	Director

Donna L. Weaver

/s/ Bernard J. Wein	Director

Bernard J. Wein

M TCS 870445 v1

2790014-000001 04/14/05