Form 10-Q
period 2005-04-30
HANCOCK FABRICS INC
filed 2005-06-08
CIK 812906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X   No
                                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of April 30, 2005, the registrant had outstanding an aggregate of 19,166,661 shares of common stock, $.01 par value.


INDEX

Part I.  Financial Information:
                                                                                          Page Numbers
  Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheets as of April 30, 2005 and January 30, 2005                       3

    Consolidated Statements of Operations for the Thirteen Weeks Ended
      April 30, 2005 and May 2, 2004                                                            4

    Consolidated Statements of Cash Flows for the Thirteen Weeks Ended                          5
      April 30, 2005 and May 2, 2004

    Consolidated Statement of Shareholders' Equity for the Thirteen Weeks
       Ended April 30, 2005                                                                     6

    Notes to Consolidated Financial Statements                                                7 - 10

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                                10 - 13

   Item 3.  Quantitative and Qualitative Disclosures about Market Risks                        13

   Item 4.  Controls and Procedures                                                            14

Part II.  Other Information:

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        14

   Item 6.  Exhibits                                                                           15

Signature                                                                                      16

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  HANCOCK FABRICS, INC.
  CONSOLIDATED BALANCE SHEETS
  (unaudited)
  ---------------------------------------------------------------------------------------------------
                                                                   April 30,       January 30,
  (in thousands, except for share and per share amounts)             2005             2005
  ---------------------------------------------------------------------------------------------------
  Assets
  Current assets:
             Cash and cash equivalents                           $     3,730      $    3,794
             Receivables, less allowance for doubtful accounts           551             870
             Inventories                                             157,607         155,857
             Income taxes refundable                                   1,200               -
             Prepaid expenses                                          1,479           2,115
  ---------------------------------------------------------------------------------------------------
            Total current assets                                     164,567         162,636
  Property and equipment, at depreciated cost                         70,550          71,261
  Deferred tax assets                                                  4,338           4,157
  Pension payment in excess of required contribution                  13,464          13,961
  Goodwill                                                             4,480           4,480
  Other assets                                                         2,963           3,030
  ---------------------------------------------------------------------------------------------------
            Total assets                                         $   260,362      $  259,525
  ===================================================================================================

  Liabilities and Shareholders' Equity
  Current liabilities:
            Accounts payable                                     $    38,215      $   41,681
            Accrued liabilities                                       18,788          20,044
            Deferred tax liabilities                                   4,115           4,192
            Income taxes                                                   -             463
  ---------------------------------------------------------------------------------------------------
            Total current liabilities                                 61,118          66,380

  Long-term debt obligations                                          41,000          31,000
  Lease financing obligation                                             803               -
  Postretirement benefits other than pensions                         22,751          22,661
  Reserve for store closings                                             450             483
  Other liabilities                                                    9,519          10,435
  ---------------------------------------------------------------------------------------------------
            Total liabilities                                        135,641         130,959
  ---------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ---------------------------------------------------------------------------------------------------
  Shareholders' equity:
            Common stock, $.01 par value; 80,000,000 shares
            authorized; 32,307,137 and 32,328,133 issued and
            outstanding, respectively                                    323             323
            Additional paid-in capital                                75,226          75,524
            Retained earnings                                        206,576         211,032
            Treasury stock, at cost, 13,140,476 and 13,127,250
               shares held, respectively                            (152,838)       (152,729)
            Deferred compensation on restricted stock incentive plan  (4,566)         (5,584)
  ---------------------------------------------------------------------------------------------------
            Total shareholders' equity                               124,721         128,566
  ---------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity           $   260,362      $  259,525
  ===================================================================================================
  See accompanying notes to consolidated financial statements.


HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                       Thirteen Weeks Ended
                                                                                    April 30,           May 2,
(in thousands, except per share amounts)                                              2005               2004
----------------------------------------------------------------------------------------------------------------

Sales                                                                            $   97,840           $ 105,089
Cost of goods sold (1)                                                               51,134              52,606
----------------------------------------------------------------------------------------------------------------

      Gross profit                                                                   46,706              52,483

Selling, general and administrative expense                                          49,325              49,379
Depreciation and amortization                                                         2,234               1,710
----------------------------------------------------------------------------------------------------------------

      Operating income (loss)                                                        (4,853)              1,394

 Interest expense, net                                                                  332                 112
----------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes (benefit)                                        (5,185)              1,282
Income taxes (benefit)                                                               (1,882)                466
----------------------------------------------------------------------------------------------------------------

Net earnings (loss) and comprehensive income                                     $   (3,303)          $     816
================================================================================================================

Earnings (loss) per share
           Basic                                                                 $     (.18)          $     .05
           Diluted                                                               $     (.18)          $     .04
================================================================================================================

Weighted average shares outstanding
           Basic                                                                     18,337              17,994
           Diluted                                                                   18,337              18,791
================================================================================================================

Dividends per share                                                              $      .06           $     .12
==================================================================================================================

(1)  Excluding depreciation and amortization
See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows
(unaudited)
-----------------------------------------------------------------------------------------------------
(in thousands)
                                                                            Thirteen Weeks Ended
                                                                        April 30,        May 2,
                                                                          2005            2004
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net earnings and comprehensive income                         $ (3,303)         $  816
         Adjustments to reconcile net earnings to cash
           flows used in operating activities
                   Depreciation and amortization                          2,234           1,710
                   LIFO charge (credit)                                   1,000            (150)
                   Deferred income taxes                                   (258)          1,116
                   Amortization of deferred compensation on
                     restricted stock incentive plan                        596             710
                   Reserve for store closings credits                        (2)              -
                   Loss on disposition of property and equipment             22             138
                   Interest expense on closed stores accrual                  9              27
                   Issuance of shares as compensation for professional
                     services                                                 5               8
                   Issuance of shares under directors' stock plan            75              45
                   Tax benefit of stock options exercised                     1             483
         (Increase) decrease in assets
                   Receivables and prepaid expenses                         955             399
                   Inventory at current cost                             (2,750)          4,171
                   Income tax refundable                                 (1,200)              -
                   Pension payment in excess of required contribution       497             530
                   Other noncurrent assets                                   67              83
         Increase (decrease) in liabilities
                   Accounts payable                                      (3,466)         (3,862)
                   Accrued liabilities                                   (1,213)         (3,889)
                   Current income tax obligations                          (428)         (5,056)
                   Postretirement benefits other than pensions               90             165
                   Reserve for store closings                               (83)           (220)
                   Other liabilities                                       (916)           (112)
-----------------------------------------------------------------------------------------------------
                   Net cash used in operating activities                 (8,068)         (2,888)
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Additions to property and equipment                             (1,573)         (8,070)
         Proceeds from the disposition of property and equipment             28               7
-----------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                 (1,545)         (8,063)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Borrowings on revolving credit agreement                        10,000          13,000
         Proceeds from lease financing                                      803               -
         Purchase of treasury stock                                        (109)         (1,732)
         Proceeds from exercise of stock options                              8           1,105
         Cash dividends paid                                             (1,153)         (2,256)
-----------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities              9,549          10,117
-----------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                       (64)           (834)
Cash and cash equivalents:
         Beginning of period                                              3,794           4,080
-----------------------------------------------------------------------------------------------------
         End of period                                                  $ 3,730        $  3,246
=====================================================================================================

Supplemental disclosures:
Cash paid during the period for:
         Interest                                                       $   345        $     95
         Income taxes                                                   $    25        $  3,932
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

-----------------------------------------------------------------------------------------------------------------------------------
                                                              Additional                                                  Total
                                               Common Stock    Paid-in  Retained      Treasury Stock        Deferred   Shareholders'
                                             Shares    Amount  Capital  Earnings    Shares      Amount    Compensation    Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 2005                   32,328,133   $323   $75,524  $211,032  (13,127,250) ($152,729)   ($5,584)     $128,566

Net earnings and comprehensive income                                     (3,303)                                          (3,303)
Cash dividends ($.06 per share)                                           (1,153)                                          (1,153)
Issuance of restricted stock                   20,000              181                                         (181)
Cancellation of restricted stock              (52,200)            (603)                                         603
Amortization & vesting of deferred
  compensation on restricted stock incentive
  plan                                                              35                                          596           631
Issuance of shares under directors' stock
  plan                                          9,225               75                                                         75
Issuance of shares as compensation for
  professional services                           554                5                                                          5
Purchase of treasury stock                                                            (13,226)      (109)                    (109)
Stock options exercised                         1,425                8                                                          8
Tax benefit of stock options exercised                               1                                                          1
------------------------------------------------------------------------------------------------------------------------------------
Balance April 30, 2005                     32,307,137   $323   $75,226  $206,576  (13,140,476) ($152,838)   ($4,566)     $124,721
====================================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hancock Fabrics, Inc. ("Hancock" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring entries) which are, in the opinion of management, necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the fiscal year ended January 30, 2005 incorporated into the Company's Annual Report on Form 10-K.

For fiscal year 2004, Hancock maintained its financial records on a 52-53 week fiscal year ending on the Sunday closest to January 31. Beginning in fiscal 2005, the Company began maintaining its financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31.

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

Pro forma information regarding net earnings (loss) and earnings (loss) per share as if the fair value method had been applied in measuring compensation expense is presented below (in thousands, except per share amounts):

                                                                    2005           2004
                                                               --------------- --------------

Net earnings (loss), as reported                               $       (3,303)   $      816
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                             (355)         (448)
                                                               --------------- --------------
Pro forma net earnings (loss)                                  $       (3,658)   $      368
                                                               =============== ==============

Earnings (loss) per share:
   Basic - as reported                                         $         (.18)   $      .05
                                                               =============== ==============
   Basic - pro forma                                           $         (.20)   $      .02
                                                               =============== ==============

   Diluted - as reported                                       $         (.18)   $      .04
                                                               =============== ==============
   Diluted - pro forma                                         $         (.20)   $      .02
                                                               =============== ==============

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


COMPUTATION OF EARNINGS (LOSS) PER SHARE
(unaudited)
------------------------------------------------------------------------------------------------
(in thousands, except for share and                                    Thirteen Weeks Ended
                                                                    ----------------------------
  per share amounts)                                                 April 30,     May 2,
                                                                       2005         2004
------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:

  Net earnings (loss)                                                  ($3,303)         $816
                                                                    ============ ============

  Weighted average number of common shares outstanding during
    period                                                          18,337,148    17,993,773
                                                                    ============ ============

Basic earnings (loss) per share                                     $     (.18)  $       .05
                                                                    ============ ============

Diluted earnings (loss) per share:

  Net earnings (loss)                                                  ($3,303)         $816
                                                                    ============ ============

  Weighted average number of common shares outstanding during
    period                                                          18,337,148    17,993,773

   Stock options                                                             -       346,088

   Restricted stock and deferred stock units                                 -       451,441
                                                                    ------------ ------------
  Weighted average number of common shares outstanding during
    period adjusted for dilutive securities                         18,337,148    18,791,302
                                                                    ============ ============

Diluted earnings (loss) per share                                   $     (.18)  $       .04
                                                                    ============ ============

Weighted average common stock equivalents not included in EPS
  (stock options) because the effect would be anti-dilutive          1,831,600       413,500
                                                                    ============ ============

NOTE 4:  RESERVE FOR STORE CLOSINGS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs.

At April 30, 2005, the total reserve balance included in current and noncurrent liabilities was $1,090,000 which represents the present value of the future net lease obligations for the locations which have been closed. The 2005 activity in the reserve is as follows (in thousands):

                                                 Addition to
                               January 30,      (Reduction in)                                        April 30,
                                  2005             Reserve            Interest        Payments           2005
                             ---------------- -------------------  --------------- ---------------- ---------------

   Lease obligations         $         1,166   $            (2)     $          9    $         (83)   $       1,090
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

The following summarizes the net periodic benefit cost for Hancock's defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen weeks ended April 30, 2005 and May 2, 2004:


                                                            Retirement Plan              Postretirement Benefit Plan
(Dollars in thousands)                                    2005           2004                2005           2004
-----------------------------------------------------------------------------------------------------------------------

Service costs                                        $       700    $       718         $         168     $       165
Interest cost                                              1,000            970                   238             248
Expected return on assets                                 (1,413)        (1,388)
Amortization of prior service costs                          (23)            18                   (63)            (62)
Recognized net actuarial (gain) loss                         233            212                   (68)            (58)
-----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                            $       497    $       530         $         275     $       293
-----------------------------------------------------------------------------------------------------------------------

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as idle facilities, excess freight and handling costs, and waste materials
(spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Hancock does not expect adoption of SFAS 151 to have a material impact on its financial statements.

During December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Hancock does not expect the adoption of SFAS 153 to have a material impact on its financial statements.

In  December  2004,  the FASB issued  SFAS No.  123(revised  2004),
Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires that all grants of employee stock options and other similar share-based awards be recognized in the financial statements based on their grant-date fair values. SFAS 123R is effective for fiscal years beginning after June 15, 2005. Hancock is in the process of evaluating the impact SFAS 123R will have on its financial statements and has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123R.

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

For the first three months of the year, inventory increased $1.8 million due to the normal seasonal build-up from year-end, when inventory is typically at a low level. In 2004, such an increase did not occur in the first quarter because extra inventory had been purchased in the fourth quarter of 2003 in an attempt to protect against supply disruptions associated with the transfer of inventory to the Company's new distribution center. Accounts payable and accrued liabilities decreased $4.7 million primarily due to the timing of higher year-end payments associated with the seasonal nature of the Company's business and the payment in the first quarter of a $1.8 million liability incurred in connection with the acquisition in 2004's fourth quarter of stores operated by certain of Hancock's independent wholesale customers. Income taxes payable of $463 thousand swung to a refund receivable of $1.2 million during the thirteen week period due to the Company's first quarter loss.

During the thirteen weeks ended April 30, 2005, borrowings of $10 million and proceeds of $800 thousand from a lease financing transaction were used to fund capital expenditures of $1.6 million, cash dividends totaling $1.2 million and working capital requirements. At April 30, 2005, Hancock had outstanding debt of $41 million, or 24.7% of total capitalization, compared to $31 million, or 19.4% of total capitalization at January 30, 2005.

During April and May 2005, Hancock entered into separate lease agreements with two parties to lease a portion of the Company's former distribution center which is currently being held for sale. The lease agreements are expected to generate approximately $550 thousand in rental income over the next 12 months beginning in the second quarter of 2005. The lease which comprises most of the income has a term of three years, while the other lease has a term of less than one year.

Hancock opened four stores and closed five during the thirteen weeks ended April 30, 2005, resulting in a total of 446 stores at quarter end. In addition, two stores were relocated. We expect to open and close approximately 25 stores during the year, resulting in zero net additions.

RESULTS OF OPERATIONS

Thirteen  weeks ended April 30, 2005 compared  with thirteen  weeks ended May 2,
2004

Net losses were $3.3 million, or $.18 per diluted share, compared with net earnings of $816 thousand, or $.04 per diluted share, in 2004's first quarter.

Sales decreased to $97.8 million from $105.1 million in the same quarter of 2004 due to a 6.9% decline in comparable store sales. The comparable store sales decrease was attributable to incomplete assortments and ineffective merchandising of the Company's home decorating, quilting and apparel fabric core categories. Hancock is currently in the process of addressing these matters in connection with the Company's implementation of a strategic makeover plan that will involve new/expanded merchandise lines, changes to the advertising strategy and enhancements to store presentation, all of which are scheduled for completion prior to the fall selling season. Store selling square footage increased from 5,062,000 selling square feet at the end of last year's first quarter to 5,262,000 square feet this year due to the net addition of 16 stores.

Gross margins declined from 49.9% to 47.7%, partially as a result of markdowns needed to clear seasonal goods in response to decreased sales. In addition, an increase in the Producer Price Index ("PPI") used to measure inflation resulted in a LIFO charge of $1 million during the first quarter of 2005, compared with a LIFO credit of $150,000 in the same period of 2004.

Selling, general and administrative expenses as a percentage of sales increased to 50.4% in the first quarter of 2005 from 47.0% in the first quarter of 2004. This increase was the result of the deleveraging impact on the expense ratio that results from negative comparable store sales, as selling, general and administrative expense dollars actually decreased slightly, even with the net opening of 16 new stores since the first quarter of 2004.

Depreciation and amortization expense increased to 2.3% of sales from 1.6% in the first quarter of 2004 due to completion of construction of the Company's corporate office facility in Baldwyn, Mississippi and the implementation of a point-of-sale ("POS") system in Hancock's stores.

Interest expense increased $220 thousand over the prior year due to higher average outstanding debt levels and a higher interest rate environment. Income taxes decreased due to the reduction of pre-tax earnings. Hancock's effective tax rate was 36.3% in both years.

Thirteen weeks ended May 2, 2004 compared with thirteen weeks ended May 4, 2003

Net earnings were $816 thousand, or $.04 per diluted share, compared with $4.1 million, or $.22 per diluted share, in 2003's first quarter.

Sales decreased to $105.1 million from $107.6 million in the same quarter of the previous year primarily as the result of a 3.2% decline in comparable store sales. Comparable store sales were adversely affected by a weaker offering of spring merchandise, together with a delay in getting the spring assortments to our stores on a timely basis as the result of relocating our distribution operations from our only distribution center to a new facility. Store selling square footage increased from 4,968,000 selling square feet at the end of 2003's first quarter to 5,062,000 square feet in 2004 due to new stores being larger in size than the stores that were closed.

Gross margins declined from 50.9% to 49.9% due largely to the need for more seasonal clearance markdowns resulting from slower sales.

Selling, general and administrative expenses as a percentage of sales were 47.0% compared to 43.5% in the first quarter of 2003. The deleveraging impact on the expense ratio that results from negative comparable store sales was the primary factor affecting this comparison. In addition, there was approximately $350 thousand of expense associated with completing the distribution center move, a $350 thousand spike in employee medical claims, $150 thousand of store lease termination costs and a $150 thousand increase in legal costs associated with various real estate activity, including a condemnation case for one store.

Depreciation and amortization increased to 1.6% of sales from 1.3% primarily due to capital expenditures related to the new distribution center and the continued roll-out of POS systems to our stores. At quarter end, POS had been installed in 224 stores.

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

LIQUIDITY AND CAPITAL RESOURCES

Bank credit facilities

For the quarter ended April 30, 2005, Hancock was in violation of the ratio of consolidated debt to consolidated EBITA and fixed charges coverage covenants contained in its revolving credit agreement. However, the Company obtained a waiver for these covenants from the lending banks for the quarter.

Subsequent to quarter end, Hancock entered into an agreement with Wachovia Bank, National Association, and Wachovia Capital Markets, LLC (together, "Wachovia"), whereby Wachovia has committed to use its best efforts to arrange for and syndicate a secured revolving loan and letter of credit facility for the Company of up to $110 million. The new facility will replace Hancock's existing unsecured $50 million credit agreement and contain less restrictive covenants. In addition, the interest rate will be only slightly higher than Hancock's rate under the existing facility. The agreement is expected to be finalized during the second quarter of 2005.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Hancock has an arrangement that provides up to $5 million in letters of credit. At April 30, 2005, Hancock had commitments under this arrangement of $300 thousand on letters of credit which support purchase orders for merchandise to be imported. Hancock also has a $5.5 million standby letter of credit to guarantee payment of potential future workers' compensation claims. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2025.

Hancock has no standby repurchase obligations or guarantees of other entities' debt.

EFFECTS OF INFLATION

The impact of inflation on labor and occupancy costs can significantly affect Hancock's operations. Many of Hancock's employees are paid hourly rates related to Federal and State minimum wage requirements; accordingly, any increases will affect Hancock. In addition, payroll taxes, employee benefits and other employee costs continue to increase. Health insurance costs, in particular, continue to rise at an unsettling rate in the United States each year, and higher employer contributions to Hancock's pension plan could be necessary if investment returns are weak. Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. During the first three months of 2005, an increase in the PPI resulted in a LIFO charge of $1 million. During the same period of 2004, the Company recorded a LIFO credit of $150,000.

SEASONALITY

Hancock's business is seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

FORWARD-LOOKING STATEMENTS

This  Report  contains  forward-looking  statements  within  the  meaning of the
Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and reflect the Company's current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as "anticipates", "believes", "approximates", "estimates", "expects", "intends" or "plans" or the negative of those words or other terminology. Forward-looking statements involve inherent risks and uncertainties; the Company's actual results could differ materially from those expressed in our forward-looking statements. The risks and uncertainties that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to those that are discussed below.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock does not hold derivative financial or commodity instruments at April 30, 2005. Hancock is exposed to financial market risks, including changes in interest rates. All borrowings under Hancock's Revolving Credit Agreement bear interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus 1/2% or the prime rate), a rate derived from the money market rate, or a rate derived from the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect Hancock's results. All of Hancock's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on Hancock, and they are not expected to in the foreseeable future.

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

PART II.  OTHER INFORMATION:

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     This table provides information with respect to purchases by the Company of shares of its common stock during the first quarter of 2005:

------------------------------------------------------------------------------------------------------------------------

                                                                        Total Number of               Maximum
                                                                      Shares Purchased as      Number of Shares That
                               Total Number of      Average Price       Part of Publicly       May Yet Be Purchased
Period                      Shares Purchased (1)    Paid Per Share    Announced Plans (2)         Under the Plans
------------------------------------------------------------------------------------------------------------------------

January 31, 2005 through
February 26, 2005                            1,929             $8.77                      76                    244,304
------------------------------------------------------------------------------------------------------------------------

February 27, 2005 through
April 2, 2005                               11,213             $8.13                      92                    244,212
------------------------------------------------------------------------------------------------------------------------

April 3, 2005 through
April 30, 2005                                  84             $7.03                      84                    244,128
------------------------------------------------------------------------------------------------------------------------

Total                                       13,226             $8.22                     252
------------------------------------------------------------------------------------------------------------------------

     (1)The number of shares purchased during the first quarter includes 12,974 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

     (2)In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock from time to time when warranted by market conditions. There have been 1,755,872 shares purchased under this authorization through April 30, 2005. The shares discussed in footnote (1) are excluded from this column.

ITEM 6: EXHIBITS

   10.1 Letter Agreement Re: Separation and Release and Waiver with James A. Austin dated April 25, 2005
   10.2   Fourth Amendment to Credit Agreement dated May 16, 2005
   31.1   Certification of Chief Executive Officer
   31.2   Certification of Chief Financial Officer
   32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HANCOCK FABRICS, INC.
                                                (Registrant)

                                            By:  /s/ Bruce D. Smith
                                                --------------------
                                                    Bruce D. Smith

                                            Executive Vice President and
                                              Chief Financial Officer
                                             (Principal Financial and
                                                 Accounting Officer)

June 8, 2005

                                                                  Exhibit 31.1


                    Certification of Chief Executive Officer

I, Jane F. Aggers, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

       a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles;

       c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date:  June 8, 2005
/s/ Jane F. Aggers
-------------------
Jane F. Aggers
President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

       a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles;

       c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date:  June 8, 2005

/s/ Bruce D. Smith
--------------------
Bruce D. Smith
Executive Vice President and
Chief Financial Officer

                                                                    Exhibit 32


      Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Each of the undersigned, Jane F. Aggers and Bruce D. Smith, certifies pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C.
Section 1350 that: (1) this quarterly report on Form 10-Q of Hancock Fabrics, Inc. ("Hancock") for the quarter ended April 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date:  June 8, 2005

/s/ Jane F. Aggers
---------------------

Jane F. Aggers
President and Chief Executive Officer

/s/ Bruce D. Smith
---------------------

Bruce D. Smith
Executive Vice President and Chief Financial Officer