Form 10-Q
period 2005-07-30
HANCOCK FABRICS INC
filed 2005-09-08
CIK 812906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes      No X
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of July 30, 2005, the registrant had outstanding an aggregate of 19,129,674 shares of common stock, $.01 par value.


INDEX

Part I.  Financial Information:
                                                                                         Page Numbers
 Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheets as of July 30, 2005 and January 30, 2005                       3

    Consolidated Statements of Operations for the Thirteen Weeks  and Twenty-six
      Weeks Ended July 30, 2005 and August 1, 2004                                             4

    Consolidated Statements of Cash Flows for the Twenty-six
      Weeks Ended July 30, 2005 and August 1, 2004                                             5

    Consolidated Statement of Shareholders' Equity for the Twenty-six Weeks
       Ended July 30, 2005                                                                     6

    Notes to Consolidated Financial Statements                                               7 - 10

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                               10 - 13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks                        14

  Item 4.  Controls and Procedures                                                            14

Part II.  Other Information:

   Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                 15

   Item 6.  Exhibits                                                                          15

Signature                                                                                     16

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  HANCOCK FABRICS, INC.
  CONSOLIDATED BALANCE SHEETS
  (unaudited)
  ---------------------------------------------------------------------------------------------------
                                                                     July 30,       January 30,
  (in thousands, except for share and per share amounts)               2005            2005
  ---------------------------------------------------------------------------------------------------
  Assets
  Current assets:
            Cash and cash equivalents                                $  3,467         $  3,794
            Receivables, less allowance for doubtful accounts             588              870
            Inventories                                               170,818          155,857
            Income taxes refundable                                     4,273                -
            Prepaid expenses                                            2,917            2,115
  ---------------------------------------------------------------------------------------------------
            Total current assets
                                                                      182,063          162,636

  Property and equipment, at depreciated cost                          69,436           71,261
  Deferred tax assets                                                   4,032            4,157
  Pension payment in excess of required contribution                   12,966           13,961
  Goodwill                                                              4,480            4,480
  Other assets                                                          3,996            3,030
  ---------------------------------------------------------------------------------------------------
            Total assets                                             $276,973         $259,525
  ===================================================================================================

  Liabilities and Shareholders' Equity
  Current liabilities:
            Accounts payable                                         $ 40,392         $ 41,681
            Accrued liabilities                                        20,051           20,044
            Deferred tax liabilities                                    4,019            4,192
            Income taxes                                                    -              463
  ---------------------------------------------------------------------------------------------------
            Total current liabilities                                  64,462           66,380

  Long-term debt obligations                                           60,169           31,000
  Lease financing obligation                                            1,741                -
  Postretirement benefits other than pensions                          22,878           22,661
  Reserve for store closings                                              400              483
  Other liabilities                                                     9,214           10,435
  ---------------------------------------------------------------------------------------------------
            Total liabilities                                         158,864          130,959
  ---------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ---------------------------------------------------------------------------------------------------
  Shareholders' equity:
    Common stock, $.01 par value; 80,000,000 shares authorized;
    32,360,190 and 32,328,133 issued and outstanding, respectively        323              323
    Additional paid-in capital                                         75,392           75,524
    Retained earnings                                                 200,045          211,032
    Treasury stock, at cost, 13,230,516 and 13,127,250
      shares held, respectively                                      (153,359)        (152,729)
    Deferred compensation on restricted stock incentive plan           (4,292)          (5,584)
  ---------------------------------------------------------------------------------------------------
            Total shareholders' equity                                118,109          128,566
  ---------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity               $276,973         $259,525
  ===================================================================================================

     See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                         Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                                        July 30,     August 1,          July 30,      August 1,
(in thousands, except per share amounts)                                  2005         2004               2005          2004
----------------------------------------------------------------------------------------------------------------------------------

Sales                                                                  $  83,244     $  89,767           $ 181,084    $ 194,856
Cost of goods sold (1)                                                    42,678        46,301              93,812       98,907
----------------------------------------------------------------------------------------------------------------------------------

    Gross profit                                                          40,566        43,466              87,272       95,949

Selling, general and administrative expense                               46,121        45,706              95,446       95,085
Depreciation and amortization                                              2,191         1,802               4,425        3,512
----------------------------------------------------------------------------------------------------------------------------------

    Operating loss                                                        (7,746)       (4,042)            (12,599)      (2,648)

 Interest expense, net                                                       700           168               1,032          280
----------------------------------------------------------------------------------------------------------------------------------

Loss before income tax benefit                                            (8,446)       (4,210)            (13,631)      (2,928)
Income tax benefit                                                        (3,066)       (1,528)             (4,948)      (1,062)
----------------------------------------------------------------------------------------------------------------------------------

Net loss and comprehensive loss                                        $  (5,380)    $  (2,682)          $  (8,683)   $  (1,866)
==================================================================================================================================

Loss per share
    Basic and Diluted                                                  $    (.29)    $    (.15)          $    (.47)   $    (.10)
==================================================================================================================================

Weighted average shares outstanding
    Basic and Diluted                                                     18,434        18,208              18,386       18,101
==================================================================================================================================

Dividends per share                                                    $     .06     $     .12           $     .12    $     .24
==================================================================================================================================

(1)  Excluding depreciation and amortization
See accompanying notes to consolidated financial statements.


Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows
(unaudited)
-----------------------------------------------------------------------------------------------------
(in thousands)
                                                                          Twenty-six Weeks Ended
                                                                          July 30,       August 1,
                                                                            2005           2004
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss and comprehensive loss                                        $  (8,683)      $ (1,866)
  Adjustments to reconcile net loss to cash
   flows used in operating activities
    Depreciation and amortization                                            4,425          3,512
    LIFO charge (credit)                                                     2,600           (200)
    Deferred income taxes                                                      (48)         1,184
    Amortization of deferred compensation on
     restricted stock incentive plan                                         1,099          1,267
    Reserve for store closings charges (credits)                               118              -
    Loss on disposition of property and equipment                               86            245
    Interest expense on reserve for store closings                              17             53
    Issuance of shares as compensation for professional services                 5             15
    Issuance of shares under directors' stock plan                             146             90
    Tax benefit of stock options exercised                                       2            494
  (Increase) decrease in assets
    Receivables and prepaid expenses                                          (520)          (909)
    Inventory at current cost                                              (17,561)        (4,718)
    Income tax refundable                                                   (4,273)          (563)
    Pension payment in excess of required contribution                         995          1,060
    Other noncurrent assets                                                    183            126
  Increase (decrease) in liabilities
    Accounts payable                                                        (1,289)        (1,004)
    Accrued liabilities                                                         73         (3,450)
    Current income tax obligations                                            (564)        (6,196)
    Postretirement benefits other than pensions                                217            321
    Reserve for store closings                                                (284)          (357)
    Other liabilities                                                       (1,221)          (213)
-----------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                 (24,477)       (11,109)
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Additions to property and equipment                                     (2,806)       (14,951)
    Proceeds from the disposition of property and equipment                    120             19
-----------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                  (2,686)       (14,932)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Borrowings on revolving  credit agreement                               29,169         31,000
    Proceeds from lease financing                                            1,741              -
    Payments for loan costs                                                 (1,149)             -
    Purchase of treasury stock                                                (630)        (1,889)
    Proceeds from exercise of stock options                                      9          1,152
    Cash dividends paid                                                     (2,304)        (4,527)
-----------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                              26,836         25,736
-----------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                         (327)          (305)
Cash and cash equivalents:
    Beginning of period                                                      3,794          4,080
-----------------------------------------------------------------------------------------------------
    End of period                                                        $   3,467       $  3,775
=====================================================================================================
Supplemental disclosures:
Cash paid during the period for:
    Interest                                                             $     792       $    247
    Income taxes                                                         $      36       $  4,029
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

------------------------------------------------------------------------------------------------------------------------------------
                                                               Additional                                                 Total
                                           Common Stock        Paid-in   Retained       Treasury Stock      Deferred  Shareholders'
                                        ---------------------                         -------------------
                                          Shares    Amount     Capital   Earnings     Shares      Amount    Compensation  Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 2005               32,328,133    $323      $75,524   $211,032   (13,127,250) ($152,729)   ($5,584)    $128,566

Net loss and comprehensive income                                          (8,683)                                          (8,683)
Cash dividends ($.12 per share)                                            (2,304)                                          (2,304)
Issuance of restricted stock               60,000                  410                                           (410)
Cancellation of restricted stock          (52,200)                (603)                                           603
Amortization & vesting of deferred
 compensation on restricted stock
 incentive plan                                                   (101)                                         1,099          998
Issuance of shares under directors' stock
 plan                                      21,628                  146                                                         146
Issuance of shares as compensation for
 professional services                        554                    5                                                           5
Purchase of treasury stock                                                             (103,266)      (630)                   (630)
Stock options exercised                     2,075                    9                                                           9
Tax benefit of stock options exercised                               2                                                           2
------------------------------------------------------------------------------------------------------------------------------------
Balance July 30, 2005                  32,360,190    $323      $75,392   $200,045   (13,230,516) ($153,359)   ($4,292)    $118,109
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

Pro forma information regarding net loss and loss per share as if the fair value method had been applied in measuring compensation expense is presented below (in thousands, except per share amounts):


                                                                   Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                                  July 30,     August 1,       July 30,      August 1,
                                                                    2005          2004           2005          2004
                                                               -------------  ------------   ------------   -------------

Net loss, as reported                                          $     (5,380)   $  (2,682)      $  (8,683)    $  (1,866)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                           (310)        (362)           (665)         (810)
                                                               -------------  ------------   ------------   -------------
Pro forma net loss                                             $     (5,690)   $  (3,044)      $  (9,348)    $  (2,676)
                                                               =============  ============   ============   =============

Loss per share:
   Basic and Diluted - as reported                             $       (.29)   $    (.15)      $    (.47)    $    (.10)
                                                               =============  ============   ============   =============
   Basic and Diluted - pro forma                               $       (.31)   $    (.17)      $    (.51)    $    (.15)
                                                               =============  ============   ============   =============

NOTE 3:  LOSS PER SHARE

Basic and diluted loss per share excludes dilution and is computed by dividing the net loss by the weighted-average number of shares of common stock, par value $.01 ("Common Stock"), outstanding for the period.


COMPUTATION OF LOSS PER SHARE
(unaudited)

-------------------------------------------------------------------------------------------------------------------------
(in thousands, except for share and                                    Thirteen Weeks Ended     Twenty-six Weeks Ended
                                                                    -----------------------------------------------------
  per share amounts)                                                 July 30,     August 1,      July 30,    August 1,
                                                                       2005         2004           2005         2004
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share:

  Net loss                                                             ($5,380)     ($2,682)       ($8,683)     ($1,866)
                                                                    ============ ============  ============  =============

  Weighted average number of common shares outstanding
    during period                                                   18,433,938   18,208,093     18,385,810   18,100,932
                                                                    ============ ============  ============  =============

Basic and diluted loss per share                                    $     (.29)  $     (.15)    $     (.47)  $     (.10)
                                                                    ============ ============  ============  =============

Weighted average common stock equivalents not included in EPS
  (stock options) because the effect would be anti-dilutive          2,056,887    1,700,360      2,090,858    1,456,255
                                                                    ============ ============  ============  =============

NOTE 4:  RESERVE FOR STORE CLOSINGS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs.

At July 30, 2005, the total reserve balance included in current and noncurrent liabilities was $1,017,000 which represents the present value of the future net lease obligations for the locations which have been closed. The 2005 activity in the reserve is as follows (in thousands):

                                                 Addition to
                               January 30,      (Reduction in)                                         July 30,
                                  2005             Reserve            Interest        Payments           2005
                             ---------------- -------------------  --------------- ---------------- ---------------

   Lease obligations         $        1,166   $            118     $          17   $         (284)  $       1,017
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

The following summarizes the net periodic benefit cost for Hancock's defined benefit pension retirement plan and its postretirement health care benefit plan for the twenty-six weeks ended July 30, 2005 and August 1, 2004:


                                                            Retirement Plan              Postretirement Benefit Plan
(Dollars in thousands)                                    2005           2004                2005           2004
-----------------------------------------------------------------------------------------------------------------------
Service costs                                         $      1,400   $    1,436          $      336       $      330
Interest cost                                                2,000        1,940                 475              496
Expected return on assets                                   (2,826)      (2,776)
Amortization of prior service costs                            (45)          36                (126)            (124)
Recognized net actuarial (gain) loss                           466          424                (135)            (117)
-----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                             $        995   $    1,060          $      550       $      585
-----------------------------------------------------------------------------------------------------------------------

NOTE 6: REVOLVING LINE OF CREDIT

On June 29, 2005, the Company entered into a senior collateralized revolving credit facility ("Facility") with Wachovia Bank and other lenders. The Facility replaced the Company's existing revolving credit agreements with Southtrust Bank, and with Union Planters Bank and BancorpSouth Bank which the Company terminated on June 29.

The new Facility is a five year commitment that allows for borrowings up to $110,000,000. The Company has the option of selecting either a "prime rate" or Eurodollar loan. Advances under the Facility will accrue interest either (x) at the Applicable Margin (as defined in the Loan and Security Agreement) plus the higher of (i) the rate of interest periodically announced by Wachovia as its "prime rate", or (ii) the federal funds effective rate from time to time plus 0.50% or (y) at the Applicable Margin plus the Adjusted Eurodollar Rate (which is a rate derived from the London Interbank Offered Rate). The Facility is collateralized by a first priority perfected collateral interest in and liens upon all of each of the Company's present and future assets. The Facility also contemplates the issuance of letters of credit aggregating up to $25,000,000, provided that all borrowings under the Facility do not exceed $110,000,000.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We have not yet determined the financial statement impact, if any, of implementing FIN 47.

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

For the first half of the year, inventory increased $15.0 million due to the normal seasonal build-up from year-end, when inventory is typically at a low level, as well as expanded assortments in fleece and fashion apparel fabric, upholstery and drapery fabric for the home, designer and name-brand quilting cottons for the serious quilter, specialty yarns for knitters, and sewing accessories for everyone, ranging from sewing machines to instructional books to ribbon and trimmings. The addition of these wider assortments was based on input from our stores and customers and was in response to what we believe has been an incomplete presentation of product in our core categories. Accounts payable and accrued liabilities decreased $1.3 million primarily due to the timing of higher year-end payments associated with the seasonal nature of the Company's business and the payment in the first quarter of a $1.8 million liability incurred in connection with the acquisition in 2004's fourth quarter of stores operated by certain of Hancock's independent wholesale customers. Also, there has been some shortening of payable terms as we source more product overseas, because such purchases are typically paid quicker than domestic purchases. Income taxes payable of $463 thousand changed to a refund receivable of $4.3 million during the twenty-six week period due to the Company's loss in the first two quarters.

During the twenty-six weeks ended July 30, 2005, borrowings of $29.2 million and proceeds of $1.7 million from lease financing transactions were used to fund capital expenditures of $2.7 million, cash dividends totaling $2.3 million and working capital requirements.

During the second quarter, Hancock entered into an agreement with Wachovia Bank, National Association, and Wachovia Capital Markets, LLC (together, "Wachovia"), for a collateralized revolving loan and letter of credit facility of $110 million. The new facility replaced Hancock's uncollateralized $50 million credit agreement. The new facility contains less restrictive covenants than the previous facility and should allow the Company greater financial flexibility.

During April and May 2005, Hancock entered into an agreement to lease a portion of the Company's former distribution center which is currently being held for sale. The three-year lease agreement is expected to generate approximately $500 thousand annually in rental income.

Hancock opened two stores and closed two during the thirteen weeks ended July 30, 2005, resulting in a total of 446 stores at quarter end. In addition, three stores were relocated. We expect to open and close approximately 20 stores during the year, resulting in zero net additions.

RESULTS OF OPERATIONS

Thirteen weeks ended July 30, 2005 compared with thirteen weeks ended August 1, 2004

Net losses were $5.4 million, or $.29 per diluted share, compared with net losses of $2.7 million, or $.15 per diluted share, in 2004's second quarter.

Sales decreased to $83.2 million from $89.8 million in the same quarter of 2004 due to an 8.1% decline in comparable store sales. The comparable store sales decrease was attributable to ineffective marketing and incomplete assortments in the Company's home decorating, quilting and apparel fabric core categories. Hancock is currently in the process of addressing these matters in connection with the Company's implementation of a strategic makeover plan that involves new/expanded merchandise lines, changes in advertising strategy and enhancements to store presentation, all of which are scheduled for completion prior to the fall selling season. Store selling square footage increased from 5,099,000 selling square feet at the end of last year's second quarter to 5,269,000 square feet this year due to the net addition of 13 stores.

Gross margins increased from 48.4% to 48.7%, as the Company strives to return its margin to the levels experienced prior to the downturn in 2004. Efforts have been made to improve the margin through more opportunistic purchases of value fabric. An increase in the Producer Price Index ("PPI") used to measure inflation resulted in a LIFO charge of $1.6 million during the second quarter of 2005, compared with a LIFO credit of $50 thousand in the same period of 2004, thereby partially offsetting the aforementioned margin improvement.

Selling, general and administrative expenses as a percentage of sales increased to 55.4% in the second quarter of 2005 from 50.9% in the second quarter of 2004. This increase was the result of the deleveraging impact on the expense ratio that results from negative comparable store sales, general inflationary pressure on expenses and approximately $300 thousand of expense incurred in a chain-wide store makeover program.

Depreciation and amortization expense increased to 2.6% of sales from 2.0% in the second quarter of 2004 due to completion of construction of the Company's corporate office facility in Baldwyn, Mississippi and the implementation of a point-of-sale ("POS") system in Hancock's stores.

Interest expense increased $532 thousand over the prior year due to higher average outstanding debt levels and a higher interest rate environment. Income tax benefit increased due to the increase in pre-tax losses. Hancock's effective tax rate was 36.3% in both years.

Twenty-six weeks ended July 30, 2005 compared with twenty-six weeks ended August 1, 2004

Net losses in the first twenty-six weeks were $8.7 million, or $.47 per diluted share, compared with $1.9 million, or $.10 per diluted share, in the same period of 2004.

Sales decreased to $181.1 million from $194.9 million in the previous year's first 26 weeks primarily as the result of a 7.5% decline in comparable store sales, attributable to ineffective marketing and incomplete assortments in the Company's home decorating, quilting and apparel fabric core categories.

Gross margins declined from 49.2% to 48.2% due to the impact of a $2.6 million dollar LIFO charge in the current year compared to a $200 thousand credit in the same time period of 2004. Excluding the impact of this charge, margins improved slightly over the prior year due to more opportunistic purchases of value fabric.

Selling, general and administrative expenses as a percentage of sales were 52.7% compared to 48.8% in the first half of 2004. The deleveraging impact on the expense ratio that results from negative comparable store sales was the primary factor affecting this comparison, together with general inflationary pressure on expenses and approximately $300 thousand of expense incurred in a chain-wide store makeover program.

Depreciation and amortization increased to 2.4% of sales from 1.8% primarily due to capital expenditures related to the new corporate office facility and the implementation of POS systems in our stores.

Interest expense increased $752 thousand due to higher average outstanding debt levels and a higher interest rate environment.

Income tax benefit increased almost $3.9 million due to the increase in pretax losses from the same period in 2004. Hancock's effective tax rate was 36.3% in both years.

LIQUIDITY AND CAPITAL RESOURCES

Bank credit facilities

During the second quarter, Hancock entered into an agreement with Wachovia Bank for a collateralized revolving loan and letter of credit facility of $110 million. The new facility replaced Hancock's uncollateralized $50 million credit agreement. The new facility contains less restrictive covenants than the previous facility and should allow the Company greater financial flexibility.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Hancock has an arrangement within its new collateralized revolving loan and letter of credit facility that provides up to $25 million in letters of credit. At July 30, 2005, Hancock had commitments of $665 thousand on letters of credit under its new facility with Wachovia, which support purchase orders for merchandise to be imported. Hancock also has a $6.2 million standby letter of credit to guarantee payment of potential future workers' compensation claims and merchandise letters of credit issued under the prior credit agreement. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2025.

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

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. During the first six months of 2005, an increase in the PPI resulted in a LIFO charge of $2.6 million. During the same period of 2004, the Company recorded a LIFO credit of $200,000.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock does not hold derivative financial or commodity instruments at July 30, 2005. Hancock is exposed to financial market risks, including changes in interest rates. All borrowings under Hancock's Collateralized Revolving Credit Agreement bear interest at the applicable margin plus the higher of the federal funds rate plus 1/2% or the prime rate, or the applicable margin plus the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect Hancock's results. All of Hancock's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on Hancock, and they are not expected to in the foreseeable future.

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

PART II. OTHER INFORMATION:

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     This table provides information with respect to purchases by the Company of shares of its common stock during the second quarter of 2005:

   Issuer Purchases of Equity Securities

   ------------------------------------------------------------------------------------------------------------------------

                                                                           Total Number of               Maximum
                                                                         Shares Purchased as      Number of Shares That
                                Total Number of        Average Price       Part of Publicly       May Yet Be Purchased
   Period                     Shares Purchased (1)    Paid Per Share     Announced Plans (2)         Under the Plans
   ------------------------------------------------------------------------------------------------------------------------

   May 1, 2005 through
   May 28, 2005                             68                $6.48                      68                    244,060
   ------------------------------------------------------------------------------------------------------------------------

   May 29, 2005 through
   July 2, 2005                         89,964                $5.79                      12                    244,048
   ------------------------------------------------------------------------------------------------------------------------

   July 3, 2005 through
   July 30, 2005                             8                $6.74                       8                    244,040
   ------------------------------------------------------------------------------------------------------------------------

   Total                                90,040                $5.79                      88
   ------------------------------------------------------------------------------------------------------------------------

     (1)The number of shares purchased during the second quarter includes 89,952 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

     (2)In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock from time to time when warranted by market conditions. There have been 1,755,960 shares purchased under this authorization through July 30, 2005. The shares discussed in footnote (1) are excluded from this column.

ITEM 6: EXHIBITS

     10.1  First Amendment to Credit Agreement dated July 26, 2005
     31.1  Certification of Chief Executive Officer
     31.2  Certification of Chief Financial Officer
     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURE

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

September 8, 2005

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

Date:  September 8, 2005
/s/ Jane F. Aggers
---------------------
Jane F. Aggers
President and Chief Executive Officer

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

Date:  September 8, 2005

/s/ Bruce D. Smith
----------------------
Bruce D. Smith
Executive Vice President and
Chief Financial Officer

                                                                    Exhibit 32


      Certification of Chief Executive Officer and Chief Financial Officer
          Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Each of the undersigned, Jane F. Aggers and Bruce D. Smith, certifies pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C.
Section 1350 that: (1) this quarterly report on Form 10-Q of Hancock Fabrics, Inc. ("Hancock") for the quarter ended July 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date:  September 8, 2005

/s/ Jane F. Aggers
---------------------

Jane F. Aggers
President and Chief Executive Officer

/s/ Bruce D. Smith
---------------------

Bruce D. Smith
Executive Vice President and Chief Financial Officer