Form 10-Q
period 2005-10-29
HANCOCK FABRICS INC
filed 2005-12-07
CIK 812906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended October 29, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of October 29, 2005, the registrant had outstanding an aggregate of 19,140,293 shares of common stock, $.01 par value.

INDEX

Part I.  Financial Information:
                                                                                               Page Numbers
  Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheets as of October 29, 2005 and January 30, 2005                         3

    Consolidated Statements of Operations for the Thirteen Weeks and Thirty-nine
      Weeks Ended October 29, 2005 and October 31, 2004                                             4

    Consolidated Statements of Cash Flows for the Thirty-nine
      Weeks Ended October 29, 2005 and October 31, 2004                                             5

    Consolidated Statement of Shareholders' Equity for the Thirty-nine Weeks
       Ended October 29, 2005                                                                       6

    Notes to Consolidated Financial Statements                                                    7 - 10

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                                    10 - 14

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks                             15

  Item 4.  Controls and Procedures                                                                 15

Part II.  Other Information:

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             16

  Item 6.  Exhibits                                                                                16

Signature                                                                                          17

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  HANCOCK FABRICS, INC.
  CONSOLIDATED BALANCE SHEETS
  (unaudited)

  ---------------------------------------------------------------------------------------------------
                                                                       October 29      January 30,
  (in thousands, except for share and per share amounts)                  2005            2005
  ---------------------------------------------------------------------------------------------------
  Assets
  Current assets:
            Cash and cash equivalents                                $     3,996       $    3,794
            Receivables, less allowance for doubtful accounts              1,578              870
            Inventories                                                  178,549          155,857
            Income taxes refundable                                        6,239                -
            Prepaid expenses                                               2,473            2,115
  ---------------------------------------------------------------------------------------------------
            Total current assets                                         192,835          162,636

  Property and equipment, at depreciated cost                             68,307           71,261
  Deferred tax assets                                                      4,154            4,157
  Pension payment in excess of required contribution                      12,798           13,961
  Goodwill                                                                 4,480            4,480
  Other assets                                                             3,855            3,030
  ---------------------------------------------------------------------------------------------------
            Total assets                                             $   286,429       $  259,525
  ===================================================================================================

  Liabilities and Shareholders' Equity
  Current liabilities:
            Accounts payable                                         $    49,856       $   41,681
            Accrued liabilities                                           19,876           20,044
            Deferred tax liabilities                                       4,666            4,192
            Income taxes                                                       -              463
  ---------------------------------------------------------------------------------------------------
            Total current liabilities                                     74,398           66,380

  Long-term debt obligations                                              61,977           31,000
  Lease financing obligation                                               1,733                -
  Postretirement benefits other than pensions                             22,934           22,661
  Reserve for store closings                                                 390              483
  Other liabilities                                                       10,025           10,435
  ---------------------------------------------------------------------------------------------------
            Total liabilities                                            171,457          130,959
  ---------------------------------------------------------------------------------------------------

  Commitments and contingencies
  ---------------------------------------------------------------------------------------------------

  Shareholders' equity:
            Common stock, $.01 par value; 80,000,000 shares
            authorized; 32,371,722 and 32,328,133 issued and
            outstanding, respectively                                        324              323
            Additional paid-in capital                                    75,461           75,524
            Retained earnings                                            196,387          211,032
            Treasury stock, at cost, 13,231,429 and 13,127,250
               shares held, respectively                                (153,365)        (152,729)
            Deferred compensation on restricted stock incentive plan      (3,835)          (5,584)
  ---------------------------------------------------------------------------------------------------
            Total shareholders' equity                                   114,972          128,566
  ---------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity               $   286,429       $  259,525
  ===================================================================================================

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                                    October 29,        October 31,     October 29,       October 31,
(in thousands, except per share amounts)                               2005               2004            2005               2004
------------------------------------------------------------------------------------------------------------------------------------

Sales                                                                $    103,869        $    109,914      $   284,953  $   304,770
Cost of goods sold (1)                                                     54,532              57,290          148,344      156,197
------------------------------------------------------------------------------------------------------ -----------------------------

          Gross profit                                                     49,337              52,624          136,609      148,573

Selling, general and administrative expense                                50,085              48,846          145,531      143,931
Depreciation and amortization                                               2,209               1,923            6,634        5,435
------------------------------------------------------------------------------------------------------------------------------------

          Operating income (loss)                                          (2,957)              1,855          (15,556)        (793)

 Interest expense, net                                                        975                 321            2,007          601
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income tax benefit                                    (3,932)              1,534          (17,563)      (1,394)
Income taxes                                                               (1,427)                557           (6,375)        (505)
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss) and comprehensive income (loss)                    $     (2,505)       $        977      $   (11,188) $      (889)
====================================================================================================================================

Income (loss) per share
          Basic                                                      $      (.14)        $        .05      $      (.61) $      (.05)
          Basic and Diluted                                          $      (.14)        $        .05      $      (.61) $      (.05)
====================================================================================================================================

Weighted average shares outstanding
          Basic                                                           18,516               18,246           18,429       18,149
          Basic and Diluted                                               18,516               18,624           18,429       18,149
====================================================================================================================================

Dividends per share                                                  $       .06         $        .12      $       .18  $       .36
====================================================================================================================================

(1)  Excluding depreciation and amortization
See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows
(unaudited)
-----------------------------------------------------------------------------------------------------
(in thousands)
                                                                          Thirty-nine Weeks Ended
                                                                         October 29,    October 31,
                                                                            2005           2004
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net loss and comprehensive loss                                $    (11,188)   $    (889)
         Adjustments to reconcile net loss to cash
           flows used in operating activities
                   Depreciation and amortization                               6,634        5,435
                   LIFO charge (credit)                                        3,700          550
                   Deferred income taxes                                         477        3,351
                   Amortization of deferred compensation on
                     restricted stock incentive plan                           1,537        1,821
                   Reserve for store closings charges (credits)                  115            -
                   Loss on disposition of property and equipment                 136          596
                   Interest expense on reserve for store closings                 17           77
                   Issuance of shares as compensation for professional
                     services                                                      5           27
                   Issuance of shares under directors' stock plan                218          150
                   Tax benefit of stock options exercised                          2          563
         (Increase) decrease in assets
                   Receivables and prepaid expenses                           (1,066)        (960)
                   Inventory at current cost                                 (26,392)      (9,440)
                   Income tax refundable                                      (6,239)      (2,339)
                   Pension payment in excess of required contribution          1,163        1,675
                   Other noncurrent assets                                       340          186
         Increase (decrease) in liabilities
                   Accounts payable                                            8,175        2,712
                   Accrued liabilities                                           (24)      (3,140)
                   Current income tax obligations                               (549)      (6,155)
                   Postretirement benefits other than pensions                   273          287
                   Reserve for store closings                                   (369)        (492)
                   Lease financing obligation                                     (8)           -
                   Other liabilities                                            (410)        (528)
-----------------------------------------------------------------------------------------------------
                   Net cash used in operating activities                     (23,453)      (6,513)
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Additions to property and equipment                                  (3,958)     (19,906)
         Proceeds from the disposition of property and equipment                 142           19
-----------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                      (3,816)     (19,887)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Borrowings on revolving  credit agreement                            30,977       34,000
         Proceeds from lease financing                                         1,741            -
         Payments for loan costs                                              (1,165)           -
         Purchase of treasury stock                                             (636)      (1,907)
         Proceeds from exercise of stock options                                  11        1,658
         Cash dividends paid                                                  (3,457)      (6,815)
-----------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                  27,471       26,936
-----------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                            202          536
Cash and cash equivalents:
         Beginning of period                                                   3,794        4,080
-----------------------------------------------------------------------------------------------------
         End of period                                                  $      3,996    $   4,616
=====================================================================================================
Supplemental disclosures:
Cash paid during the period for:
         Interest                                                       $      1,790    $     551
         Income taxes                                                   $         36    $   4,085
=====================================================================================================

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except for number of shares)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Additional                                                Total
                                               Common Stock       Paid-in   Retained     Treasury Stock      Deferred  Shareholders'
                                            ------------------                         --------------------
                                              Shares    Amount    Capital   Earnings     Shares     Amount   Compensation  Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 2005                    32,328,133    $323    $75,524   $211,032  (13,127,250) ($152,729)   ($5,584)   $128,566

Net loss and comprehensive loss                                              (11,188)                                       (11,188)
Cash dividends ($.18 per share)                                               (3,457)                                        (3,457)
Issuance of restricted stock                    62,000       1        422                                          (423)
Cancellation of restricted stock               (54,200)              (635)                                          635
Amortization & vesting of deferred
 compensation on restricted stock
 incentive plan                                                       (86)                                        1,537       1,451
Issuance of shares under directors' stock
 plan                                           33,160                218                                                       218
Issuance of shares as compensation for
 professional services                             554                  5                                                         5
Purchase of treasury stock                                                               (104,179)      (636)                  (636)
Stock options exercised                          2,075                 11                                                        11
Tax benefit of stock options exercised                                  2                                                         2
------------------------------------------------------------------------------------------------------------------------------------
Balance October 29, 2005                    32,371,722    $324    $75,461   $196,387  (13,231,429) ($153,365)   ($3,835)   $114,972
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

Pro forma information regarding net loss and loss per share as if the fair value method had been applied in measuring compensation expense is presented below (in thousands, except per share amounts):


                                                                   Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                                                October 29,    October 31,    October 29,   October 31,
                                                                    2005          2004           2005          2004
                                                               ----------------------------- ----------------------------

Net income (loss), as reported                                 $     (2,505)   $    977      $    (11,188) $       (889)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                           (409)       (389)           (1,074)       (1,199)
                                                               ----------------------------- ----------------------------
Pro forma net income (loss)                                    $     (2,914)   $    588      $    (12,262) $     (2,088)
                                                               ============================= ============================

Income (loss) per share:
   Basic and Diluted - as reported                             $       (.14)   $    .05      $       (.61) $       (.05)
                                                               ============================= ============================
   Basic and Diluted - pro forma                               $       (.16)   $    .03      $       (.67) $       (.12)
                                                               ============================= ============================

   Diluted - as reported                                       $       (.14)   $    .05      $       (.61) $       (.05)
                                                               ============================= ============================
   Diluted - pro forma                                         $       (.16)   $    .03      $       (.67) $       (.12)
                                                               ============================= ============================

NOTE 3:  INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share excludes dilution and is computed by dividing the net income (loss) by the weighted-average number of shares of common stock, par value $.01 ("Common Stock"), outstanding for the period.

COMPUTATION OF INCOME (LOSS) PER SHARE
(unaudited)
-------------------------------------------------------------------------------------------------------------------------
(in thousands, except for share and                                    Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                                                    -----------------------------------------------------
  per share amounts)                                                October 29,  October 31,   October 29,  October 31,
                                                                       2005         2004           2005         2004
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted income (loss) per share:
  Net income (loss)                                                    ($2,505)         $977      ($11,188)       ($889)
                                                                    ============ ============  ==========================

  Weighted average number of common shares outstanding
    during period                                                   18,515,657    18,246,095    18,429,387   18,149,320
                                                                    ============ ============  ==========================

Basic and diluted income (loss) per share                           $     (.14)  $       .05   $      (.61)  $     (.05)
                                                                    ============ ============  ==========================

Diluted income (loss) per share:
  Net income (loss)                                                    ($2,505)         $977      ($11,188)       ($889)
                                                                    ============ ============  ==========================

  Weighted average number of common shares outstanding
    during period                                                   18,515,657    18,246,095    18,429,387   18,149,320

   Stock options                                                                     168,580                          -

   Restricted stock and deferred stock units                                         209,216                          -
                                                                    ------------ ------------  --------------------------
  Weighted average number of common shares outstanding during period
    adjusted for dilutive securities                                18,515,657    18,623,891    18,429,387   18,149,320
                                                                    ============ ============  ==========================

Diluted income (loss) per share                                     $     (.14)  $       .05   $      (.61)  $     (.05)
                                                                    ============ ============  ==========================

Weighted average common stock equivalents not included in EPS
  (stock options) because the effect would be anti-dilutive          1,996,344     1,679,477     2,059,012    1,605,068
                                                                    ============ ============  ==========================

NOTE 4:  RESERVE FOR STORE CLOSINGS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs.

At October 29, 2005, the total reserve balance included in current and noncurrent liabilities was $929,000 which represents the present value of the future net lease obligations for the locations which have been closed. The 2005 activity in the reserve is as follows (in thousands):

                                                 Addition to
                               January 30,      (Reduction in)                                       October 29,
                                  2005             Reserve            Interest        Payments           2005
                             ---------------- -------------------  --------------- ---------------- ---------------

   Lease obligations         $        1,166    $           115       $        17    $        (369)   $         929
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

The following summarizes the net periodic benefit cost for Hancock's defined benefit pension retirement plan and its postretirement health care benefit plan for the thirty-nine weeks ended October 29, 2005 and October 31, 2004:


                                                            Retirement Plan              Postretirement Benefit Plan
(Dollars in thousands)                                    2005           2004                2005           2004
-----------------------------------------------------------------------------------------------------------------------
Service costs                                         $        1,793 $       2,136      $          504    $       457
Interest cost                                                  2,972         2,912                 713            701
Expected return on assets                                     (4,224)       (4,069)
Amortization of prior service costs                              (70)           50                (188)          (186)
Recognized net actuarial (gain) loss                             692           646                (202)          (247)
-----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                             $        1,163 $       1,675      $          827    $       725
-----------------------------------------------------------------------------------------------------------------------

NOTE 6: REVOLVING LINE OF CREDIT

On June 29, 2005, the Company entered into a senior collateralized revolving credit facility ("Facility") with Wachovia Bank and other lenders. The Facility replaced the Company's existing revolving credit agreements with Southtrust Bank, Regions Bank, and BancorpSouth Bank which the Company terminated on June 29.

The new Facility is a five year commitment that allows for borrowings up to $110,000,000. The Company has the option of selecting either a "prime rate" or Eurodollar loan. Advances under the Facility will accrue interest either (x) at the Applicable Margin (as defined in the Loan and Security Agreement) plus the higher of (i) the rate of interest periodically announced by Wachovia as its "prime rate", or (ii) the federal funds effective rate from time to time plus 0.50% or (y) at the Applicable Margin plus the Adjusted Eurodollar Rate (which is a rate derived from the London Interbank Offered Rate). The Facility is collateralized by a first priority perfected collateral interest in and liens upon all of the Company's present and future assets. The Facility also contemplates the issuance of letters of credit aggregating up to $25,000,000, provided that all borrowings under the Facility do not exceed $110,000,000.

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

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. Hancock has not yet determined the financial statement impact, if any, of implementing FIN 47.

In October 2005, the FASB issued FSP FAS 13-1, "Accounting for Rental Costs Incurred during Construction Period." FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, SFAS No. 151 requires that a lessee shall cease capitalizing rental costs as of the effective date of FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for periods beginning after December 15, 2005. Hancock does not expect the adoption of FSP FAS 13-1 to have a material impact on its operating results or financial condition.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Historically, cash flow from operations has been sufficient to finance the expansion and operation of Hancock's business. Hancock's principal capital requirements are for the financing of inventories and to a lesser extent for capital expenditures relating to store locations and its distribution facility. Funds for such purposes are generated from Hancock's operations and, if necessary, supplemented by borrowings from commercial lenders. In addition to cash dividends, Hancock has historically used excess cash and, if necessary, borrowings from commercial lenders to purchase treasury stock as market and financial conditions allow. However, the Company announced on November 15, 2005 that it was indefinitely suspending its dividend in order to support its operational needs. In addition, Hancock does not expect to purchase treasury stock in the foreseeable future, except for small purchases from odd-lot shareholders and minor amounts surrendered by employees to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

For the first thirty-nine weeks of the year, inventory increased $22.7 million due to the normal seasonal build-up from year-end, when inventory is typically at a low level, as well as expanded assortments in fleece and fashion apparel fabric, upholstery and drapery fabric for the home, designer and name-brand quilting cottons for the serious quilter, specialty yarns for knitters, and sewing accessories for everyone, ranging from sewing machines to instructional books to ribbon and trimmings. The addition of these wider assortments was based on input from our stores and customers and was in response to what we believe was an incomplete presentation of product in our core categories. Accounts payable increased $8.2 million as a result of the increase in inventory. Income taxes payable of $463,000 at January 30, 2005 changed to a refund receivable of $6.2 million during the thirty-nine week period due to the Company's year-to-date loss.

During the thirty-nine weeks ended October 29, 2005, borrowings of $31 million and proceeds of $1.7 million from lease financing transactions were used to fund capital expenditures of $3.9 million, cash dividends totaling $3.5 million and working capital requirements, primarily comprised of the aforementioned increase in inventory.

During the second quarter, Hancock entered into an agreement with Wachovia Bank, National Association, and Wachovia Capital Markets, LLC (together, "Wachovia"), for a collateralized revolving loan and letter of credit facility of $110 million. The new facility replaced Hancock's uncollateralized $50 million credit agreement. The new facility contains less restrictive covenants than the previous facility.

During May 2005, Hancock entered into an agreement to lease to a third party a portion of the Company's former distribution center which is currently being held for sale. The three-year lease agreement is expected to generate approximately $500 thousand annually in rental income, although the Company is actively pursuing a sale of the building, in which case the rental income would accrue to the new buyer. The Company also expects to execute two more lease financing transactions in the fourth quarter which, when combined with the possible sale of the former distribution center, could yield $7 million of cash.

Hancock  opened  four stores and closed  four  during the  thirteen  weeks ended
October 29, 2005, resulting in a total of 446 stores at quarter end. In addition, two stores were relocated.

RESULTS OF OPERATIONS

Thirteen weeks ended October 29, 2005 compared with thirteen weeks ended October 31, 2004

Net losses were $2.5 million, or $.14 per diluted share, compared with net earnings of $1.0 million, or $.05 per diluted share, in 2004's third quarter.

Sales decreased to $103.9 million from $109.9 million in the same quarter of the previous year, as the result of a 6.3% decline in comparable store sales, partially offset by an increase in store selling square footage from 5,111,000 to 5,291,000 due to the net addition of 13 stores. The selling environment within the industry is very difficult, as continued weakness in the home decorating sector and a slow start to the fleece season were the primary contributors to the sales decline. These issues could continue to create challenges through at least the fourth quarter.

Gross margin decreased from 47.9% to 47.5% due to a higher LIFO charge in this year's third quarter. An increase in the Producer Price Index ("PPI") used to measure inflation resulted in a LIFO charge of $1.1 million during the third quarter of 2005, compared with $750,000 in the same period of 2004.

Selling, general and administrative expenses as a percentage of sales were 48.2% compared to 44.4% in the third quarter of 2004. The deleveraging impact on the expense ratio that results from negative comparable store sales was the primary factor affecting the comparison. In addition, there was approximately $200,000 to $300,000 of expense associated with a chain-wide store makeover program and $230,000 of expense related to losses from hurricane activity.

Depreciation and amortization increased to 2.1% of sales from 1.7% in the third quarter of 2004 due to having a full quarter of depreciation on Hancock's new corporate office facility this year and only a partial quarter last year and because the roll-out of point-of-sale (POS) systems to our stores had not been completed by the end of last year's third quarter.

Interest expense increased approximately $650,000 over the prior year due to higher average outstanding debt levels and a higher interest rate environment.

Income tax benefit increased due to the increase in pretax losses. Hancock's effective tax rate was 36.3% in both years.

Thirty-nine weeks ended October 29, 2005 compared with thirty-nine weeks ended October 31, 2004

Net losses in the first thirty-nine weeks were $11.2 million, or $.61 per diluted share, compared with net losses of $900,000, or $.05 per diluted share, in the same period of 2004.

Sales decreased to $285.0 million from $304.8 million in the previous year's first thirty-nine weeks primarily as the result of a 7.0% decline in comparable store sales, attributable in the first half of the year to ineffective marketing and incomplete assortments in the home decorating, quilting and apparel fabric categories, and in the third quarter to continued weakness in the home decorating sector and a slow start to the fleece season.

Gross margin decreased from 48.7% to 47.9% due to the impact of a $3.7 million LIFO charge in the current year versus a $550,000 charge in the same time period of 2004. The higher LIFO charge was the result in an increase in the Producer Price Index ("PPI") used to measure inflation. Excluding the impact of the higher charge, gross margin improved slightly over last year from 48.9% to 49.2%.

Selling, general and administrative expenses as a percentage of sales were 51.1% compared to 47.2% in the first thirty-nine weeks of 2004. The deleveraging impact on the expense ratio that results from negative comparable store sales was the primary factor affecting the comparison, together with approximately $500,000 of expense incurred in the second and third quarters associated with a chain-wide store makeover program and $230,000 of expense related to losses from hurricane activity.

Depreciation and amortization increased to 2.3% of sales from 1.8% in the same time period of 2004 due to capital expenditures related to the new corporate office facility and the implementation of POS systems in our stores.

Interest expense increased $1.4 million over the prior year due to higher average outstanding debt levels and a higher interest rate environment.

Income tax benefit increased due to the increase in pretax losses. Hancock's effective tax rate was 36.3% in both years.

LIQUIDITY AND CAPITAL RESOURCES

Bank credit facilities

During the second quarter, Hancock entered into an agreement with Wachovia Bank for a collateralized revolving loan and letter of credit facility of $110 million. The new facility replaced Hancock's uncollateralized $50 million credit agreement. The new facility contains less restrictive covenants than the previous facility.

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

With respect to pension plan accounting, a decline in long-term interest rates used to compute the present value of pension plan obligations, together with lower than expected financial market returns thus far in 2005, are anticipated to result in a decline in the plan's funded status at year end. Although, the plan's funded status continues to be adequate under the guidelines of ERISA and, therefore, no contribution to the plan is required, accounting rules stipulate that a liability be recorded when the actuarially computed benefit obligation exceeds the fair value of the plan's assets. Such a liability is not recorded as an expense in the Statement of Operations, but is treated as a non-cash reduction to shareholders' equity.

Hancock's funded status for accounting purposes will not be known until the pension plan's annual measurement date, December 31, 2005. Changes in long-term interest rates and financial market returns between now and that date will change the plan's funded status. However, based on what is currently known, there is a reasonable possibility that, for accounting purposes, the plan's obligations will exceed its assets. Hancock could make a contribution to the pension plan prior to December 31, 2005 in order to avoid the charge to equity; however does not presently expect to do so since there is no ERISA requirement to make a contribution to the plan. Hancock's best estimate of the range of the charge to equity, assuming no significant changes in interest rates and financial market returns prior to December 31, 2005, would be $10 million to $14 million.

OFF-BALANCE SHEET ARRANGEMENTS

Hancock has no off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Hancock has an arrangement within its new collateralized revolving loan and letter of credit facility that provides up to $25 million in letters of credit. At October 29, 2005, Hancock had commitments of $115 thousand on letters of credit under its new facility with Wachovia, which support purchase orders for merchandise to be imported. Hancock also has a $5.5 million standby letter of credit to guarantee payment of potential future workers' compensation claims. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2025.

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

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. During the first nine months of 2005, an increase in the PPI resulted in a LIFO charge of $3.7 million. During the same period of 2004, the Company recorded a LIFO charge of $550,000.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock does not hold derivative financial or commodity instruments at October 29, 2005. Hancock is exposed to financial market risks, including changes in interest rates. All borrowings under Hancock's Collateralized Revolving Credit Agreement bear interest at the applicable margin plus the higher of the federal funds rate plus 1/2% or the prime rate, or the applicable margin plus the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect Hancock's results. All of Hancock's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on Hancock, and they are not expected to in the foreseeable future.

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

PART II.  OTHER INFORMATION:

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     This table provides information with respect to purchases by the Company of shares of its common stock during the third quarter of 2005:


   Issuer Purchases of Equity Securities
   ------------------------------------------------------------------------------------------------------------------------

                                                                           Total Number of               Maximum
                                                                         Shares Purchased as      Number of Shares That
                                 Total Number of       Average Price       Part of Publicly       May Yet Be Purchased
   Period                     Shares Purchased (1)    Paid Per Share     Announced Plans (2)         Under the Plans
   ------------------------------------------------------------------------------------------------------------------------

   July 31, through
   August 27, 2005                               225              $6.29                     225                    243,815
   ------------------------------------------------------------------------------------------------------------------------

   August 28, 2005 through
   October 1, 2005                               682              $6.39                      52                    243,763
   ------------------------------------------------------------------------------------------------------------------------

   October 2, 2005 through
   October 29, 2005                                6              $6.33                       6                    243,757
   ------------------------------------------------------------------------------------------------------------------------

   Total                                         913              $6.36                     283
   ------------------------------------------------------------------------------------------------------------------------

      (1)The number of shares purchased during the third quarter includes 630 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the issuance of shares to the Board of Directors.

      (2)In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock from time to time when warranted by market conditions. There have been 1,756,243 shares purchased under this authorization through October 29, 2005. The shares discussed in footnote (1) are excluded from this column.

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


                                            HANCOCK FABRICS, INC.
                                                (Registrant)

                                            By:  /s/ Bruce D. Smith
                                               ------------------------------
                                                     Bruce D. Smith

                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

December 7, 2005

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

       c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date:  December 7, 2005

/s/ Jane F. Aggers
-----------------------
Jane F. Aggers
President and Chief Executive Officer

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

       c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date:  December 7, 2005

/s/ Bruce D. Smith
-------------------------
Bruce D. Smith
Executive Vice President and
Chief Financial Officer

                                                                    Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer
          Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Each of the undersigned, Jane F. Aggers and Bruce D. Smith, certifies pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C.
Section 1350 that: (1) this quarterly report on Form 10-Q of Hancock Fabrics, Inc. ("Hancock") for the quarter ended October 29, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Hancock.


Date:  December 7, 2005

/s/ Jane F. Aggers
---------------------

Jane F. Aggers
President and Chief Executive Officer

/s/ Bruce D. Smith
---------------------

Bruce D. Smith
Executive Vice President and Chief Financial Officer