Form 10-K
period 2006-01-28
HANCOCK FABRICS INC
filed 2007-01-05
CIK 812906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2006
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
Commission File Number 1 – 9482

HANCOCK FABRICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0740905
(State or other jurisdiction	(I. R. S. Employer
of incorporation or organization)	Identification No.)

One Fashion Way, Baldwyn, MS	38824
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(662) 365-6000
Securities Registered Pursuant to Section 12 (b) of the Act:

Name of each exchange
Title of each class	on which registered

Common stock ($.01 par value)	New York Stock Exchange
Rights	New York Stock Exchange
Securities Registered Pursuant to Section 12 (g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The aggregate market value of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates based on 18,740,038 shares of common stock outstanding and the closing price of $3.24 per share as reported by the New York Stock Exchange (“NYSE”) on July 28, 2006 (the last business day of the Registrant’s most recently completed second quarter) was $60,717,723.
As of November 30, 2006 there were 19,310,892 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

HANCOCK FABRICS, INC.
2005 ANNUAL REPORT ON FORM 10-K

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
The Company is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating 443 stores in 43 states as of January 28, 2006.
Operations
Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics and home accent pieces), quilting materials, and notions (which include sewing aids and accessories such as zippers, buttons, threads, sewing machines and patterns).
Our stores are primarily located in strip shopping centers. During 2005, we opened 11 stores, closed 15 stores, and relocated 10 stores. Additionally, in January 2006, we made the decision to close approximately 50 stores during 2006.
Merchandising/Marketing
The following table shows net sales for each of our merchandise categories as a percentage of our total net sales:

	Year Ended
	January 28,	January 30,
	2006	2005
Fashion Apparel	28%	29%
Home Decorating	26%	27%
Quilting/Craft	24%	25%
Notions and Accessories	22%	19%

	100%	100%

We principally serve the sewing, needle arts, and home decorating markets, which primarily consist of women who are creative enthusiasts, making clothing and gifts for their families and friends and decorating their homes.
We offer our customers a wide selection of products at prices that we believe are generally lower than the prices charged by our competitors. In addition to staple fabrics and notions for apparel, quilting, and home decoration, we provide a variety of seasonal and current fashion apparel merchandise.

We use promotional advertising, primarily direct mail, newspapers and television, to reach our target customers. We mail fourteen to eighteen direct mail promotions each year to approximately 1 million households. We advertise on national cable and network television to build brand awareness and promote sales events.
Distribution and Supply
Our retail stores are served by our headquarters facility and 650,000 square foot warehouse and distribution facility in Baldwyn, Mississippi. We completed the transfer of our warehousing and distribution operations from our Tupelo, Mississippi facility during February 2004 and moved to our new corporate offices in September 2004. The sale of the Company’s former distribution center was completed during January 2006.
Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise to our warehouse. These types of carriers are also used to deliver merchandise from our warehouse and vendors to our retail stores.
Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 5% of our merchandise from any one supplier during the fiscal year ended January 28, 2006. We purchased approximately 14.4% from our top five suppliers in fiscal year 2005.
Competition
We are among the largest fabric retailers in the United States, serving our customers in their quest of apparel and craft sewing, quilting, home decorating, and other artistic undertakings. We compete nationally with one publicly traded company in the fabric retail industry, Jo-Ann Stores, Inc. In addition, Wal-Mart Stores, Inc. has a fabric department in its stores. We also compete with a few smaller fabric chains and numerous independent fabric stores. We compete on the basis of price, selection, quality, service and location. We believe that our continued commitment to providing assortments that are affordable, complete, and unique, combined with the expert sewing advice available in each of our stores provides us with a competitive advantage over our rivals.
Information Technology
Hancock is committed to using information technology to improve operations and efficiency and enhance the customer shopping experience. Implementation of a point-of-sale (“POS”) system in our stores was completed in early 2005, providing us with detailed sales information at the item level for the first time in the Company’s history. Such information can be used to better understand and react to sales trends, evaluate advertising strategies, improve the allocation of merchandise to individual stores, and analyze the results of merchandise programs that are being tested.
Service Mark
The Company has registered the service mark “Hancock Fabrics” with the United States Patent and Trademark Office.
Seasonality
Hancock’s business is seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.

Employees
At January 28, 2006, we employed approximately 6,000 people on a full-time and part-time basis. Approximately 5,600 work in our retail stores. The remainder work in the Baldwyn headquarters and warehouse and distribution facilities.
Government Regulation
The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of our employees are paid at rates related to federal and state minimum wages and, accordingly, any increase in the minimum wage would affect our labor cost.
Available Information
The Company’s internet address is www.hancockfabrics.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (“Exchange Act”) are made available free of charge on our website as soon as practicable after these documents are filed with or furnished to the Securities and Exchange Commission (“SEC”). We also provide copies of such filings free of charge upon request. This information is also available from the SEC through their website, www.sec.gov, or by contacting their Office of Public Reference by telephone at (202) 551-8090 or by mail at 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102.
Hancock’s Corporate Governance Guidelines, Code of Business Conduct and Ethics (including the Code of Business Conduct and Ethics for our Chief Executive Officer and Senior Financial Officers), Audit Committee Charter, Corporate Governance and Nominating Committee Charter, and Management Review and Compensation Committee Charter are available free of charge on the Company’s website. In addition, we will also provide copies of these documents free of charge upon request. We intend to provide disclosures regarding amendments to or waivers of a provision of our Code of Business Conduct and Ethics by disclosing such information on our website within four business days following the amendment or waiver.
Section 302 Certification
The Chief Executive Officer and Chief Financial Officer of Hancock filed the certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to the Company’s Annual Report on form 10-K for the fiscal year ended January 30, 2005.

Item 1A. RISK FACTORS
The following risk factors should be considered carefully in evaluating our business along with the other information contained in or incorporated by reference into this Annual Report and the exhibits hereto.
Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.
We did not timely file with the SEC our Form 10-K for fiscal 2005, and we have not yet filed with the SEC our Forms 10-Q for the quarterly periods ended April 29, 2006, July 29, 2006, and October 28, 2006. Consequently, we are not compliant with the reporting requirements under the Exchange Act or the listing rules of the NYSE. Hancock expects to be able to file its Quarterly Reports on Form 10-Q for the periods ended April 29, 2006, July 29, 2006 and October 28, 2006 by February 28, 2007.
Our inability to timely file our periodic reports with the SEC involves a number of significant risks, including:
•	A breach could be declared under our bank credit facility if our lenders cease to grant us extensions to file our periodic reports, which may result in the lenders declaring our outstanding loans due and payable in whole or in part.

•	If the NYSE ceases to grant us extensions to file our periodic reports with the NYSE, it has the right to begin proceedings to delist our common stock.

•	We are not eligible to use a registration statement to offer and sell freely tradable securities, which prevents us from accessing the public capital markets.
Any of these events could materially and adversely affect our financial condition and results of operations.
In fiscal 2005, we identified material weaknesses in our internal control over financial reporting, which could materially and adversely affect our business and financial condition.
As discussed in Item 8, “Management’s Report on Internal Control Over Financial Reporting,” of this Annual Report, our management has conducted an assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 and has identified several material weaknesses. A detailed description of each material weakness is described in Management’s Report on Internal Control Over Financial Reporting. Due to these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of January 28, 2006.
We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting. We cannot be certain that any remedial measures we have taken or plan to take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Our inability to complete the remediation of these identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future, could, among other things, cause us to fail to file our periodic reports with the SEC in a timely manner or require us to incur additional costs or divert management resources. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Restrictions placed on us by our bank credit facility may limit our ability to finance future needs or adapt our business plan to changes.
Our bank credit facility contains several covenants, including but not limited to, timely filing of financial statements and limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends. In addition, there is a financial covenant that requires us to maintain at least $25 million of excess availability. Subsequent to January 28, 2006, the bank credit facility was amended by us and the bank group to allow us until January 15, 2007 to file Form 10-K for the fiscal year ended January 28, 2006, and until February 28, 2007 to file the 2006 quarterly financial statements.
Currently, we are in compliance with all of these covenants, as amended. However, our ability to remain in compliance with these covenants may be affected by unanticipated events or events beyond our control. A violation of a covenant could result in a default under the bank credit facility, which would permit the lenders to restrict our ability to borrow or initiate letters of credit, and require immediate repayment of amounts outstanding. There can be no assurance that any additional waivers will be received on a timely basis, if at all, or that any waivers obtained, including the waivers we have already obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business operations. The failure to obtain such waivers could have a material adverse effect on our business, liquidity and financial condition.
Taxing authorities could disagree with the Company’s tax treatment of certain deductions or transactions, resulting in unexpected tax assessments.
Income tax expense is a significant component of our statement of operations. The possibility exists that the Internal Revenue Service or another taxing authority could audit our tax returns and dispute our previous treatment of a tax deduction, resulting in an unexpected assessment. Depending on the timing and amount of such an assessment, it could have a material adverse effect on our results of operations, financial condition and liquidity.
Failure to comply with the requirements of the NYSE could cause our stock to be delisted.
The late filing of Form 10-K for fiscal year 2005 and the resulting late filings of Form 10-Q for fiscal quarters in 2006 required formal approval of Hancock’s filing extension request by the NYSE to avoid having Hancock’s stock delisted from the NYSE. In addition, the NYSE has certain quantitative continued listing standards related to market cap size, shareholders’ equity size and other factors. Hancock was in compliance with such standards at January 28, 2006; however, continued losses in 2006 could cause Hancock to fall below the standards and risk being delisted. A delisting of our common stock would have a material adverse effect on us by, among other things, reducing:
•	the liquidity and market price of our common stock;

•	the number of investors willing to hold or acquire our common stock, thereby restricting our ability to obtain equity financing;

•	the availability of information concerning the trading prices and volume of our common stock; and

•	the number of broker-dealers willing to execute trades in shares of our common stock.
We expect to continue to incur significant expenses related to our internal control over financial reporting and the preparation of our financial statements.
We have devoted substantial internal and external resources to the completion of our consolidated financial statements for the year ended January 28, 2006 and related matters. As a result of these efforts, along with efforts to complete our assessment of internal control over financial reporting as of January 28, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect that we will incur incremental fees and expenses for additional auditor hours and fees, financial and other consulting services, legal services and waiver fees. While we do not expect fees and expenses relating to the preparation of our financial results for future periods to remain at this level, we expect that these fees and expenses will remain significantly higher than historical fees and expenses in this category for the next several quarters. These expenses, as well as the substantial time devoted by our management towards addressing these weaknesses, could have a material and adverse effect on our financial condition, results of operations and cash flows.
We are subject to the risk of litigation and regulatory proceedings or actions in connection with the restatement of prior period financial statements.
We have restated the quarterly financial data for the interim periods of fiscal 2005 and 2004, and the consolidated financial statements for fiscal 2004 and 2003 included in this Form 10-K. We may in the future be subject to class action suits, other litigation or regulatory proceedings or actions arising in relation to the restatement of our prior period financial statements. Any expenses incurred in connection with this potential litigation or regulatory proceeding or action not covered by available insurance or any adverse resolution of this potential litigation or regulatory proceeding or action could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, any litigation or regulatory proceeding or action may be time consuming, and it may distract our management from the conduct of our business.
Our current cash resources might not be sufficient to meet our expected near-term cash needs.
If we do not generate positive cash flow from operations, we would need to develop and implement alternative strategies. These alternative strategies could include seeking improvements in working capital management, reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, seeking additional debt or financing, and selling assets. There can be no assurance that any of these strategies could be implemented on satisfactory terms, on a timely basis, or at all.
Competitive changes could have a material adverse effect on our operations.
We are one of the largest fabric retailers in the United States and principally compete with only one national fabric/craft store chain, a few small fabric chains and numerous independent fabric stores. In addition, Wal-Mart Stores, Inc. has a fabric department in its stores. Changes in our competitive environment could adversely impact our operating results. Such changes include, but are not limited to, the following:
•	liquidation of inventory in Hancock’s markets caused by a competitor’s store closings or need to dispose of inventory;

•	new entrants into the retail fabric industry;

•	expansion by existing competitors into our markets; and

•	increased competitive pricing strategies.

The influence of adverse general economic factors on consumers’ spending habits can have a significantly unfavorable impact on our business.
Adverse general economic conditions that are beyond our control can negatively impact consumer confidence and spending habits which in turn could lead to a material adverse effect on our financial condition and operating results. These factors include, but are not limited to, increased interest rates in periods of borrowings, consumer debt levels, tax rates and policies, unemployment trends, recession, inflation, and deflation. Our sales generally originate from disposable income from our customers. As the consumer’s disposable income decreases (i.e., as a result of higher fuel prices), our sales revenue could decline leading to a material adverse impact on our financial condition and operating results.
Changes in customer demands could adversely affect our operating results for the year.
Our financial condition and operating results are dependent upon our ability to anticipate and respond in a timely manner to changing customer demands and preferences for our products. A miscalculation in the demands of our customers could result in a significant overstock of unpopular products which could lead to major inventory markdowns resulting in negative consequences to our operating results and cash flow. Likewise, a shortage of popular products could also lead to negative operating results and cash flow.
A weak fourth quarter would materially adversely affect our operating results for the year.
Like many retailers, our strongest quarter in terms of sales, net earnings and cash flow is the fourth quarter. If our fourth quarter results were substantially below expectations, our operating results for the full year would be negatively impacted, and we could have substantial excess inventory that could be difficult to liquidate.
Business matters encountered by our suppliers may adversely impact our ability to meet our customers’ needs.
Many of our suppliers are small businesses that produce a limited number of items. Many of these businesses face cash flow issues, production difficulties, quality control issues, and problems in delivering agreed-upon quantities on schedule because of their limited resources and lack of financial flexibility. Failure of our key suppliers to withstand a downturn in economic conditions could have a material adverse effect on our operating results.
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
Interest rate increases could negatively impact profitability.
Our financing, investing, and cash management activities are subject to the market risk associated with changes in interest rates. Our profitability could be negatively impacted from significant increases in interest rates.

Transportation industry challenges and rising fuel costs may negatively impact our operating results.
Our products are delivered to our distribution center from vendors and from our distribution center to our stores by various means of transportation. Our ability to furnish our stores with inventory in a timely manner could be adversely affected by labor shortages in the transportation industry as well as long-term interruptions of service in the national and international transportation infrastructure. In addition, labor shortages could lead to higher transportation costs. With our reliance on the trucking industry to deliver products to our distribution center and our stores, our operating results could be adversely affected if we are unable to secure adequate trucking resources to fulfill our delivery schedules to the stores. Increases in fuel prices may result in increases in our transportation costs for distribution to our stores, as well as our vendors’ transportation costs, which could affect our operating results.
Delays or interruptions in the flow of merchandise through our distribution center could adversely impact our operating results.
Over 70% of our store shipments pass through our distribution center. The remainder of merchandise is drop-shipped by our vendors directly to our store locations. Damage or interruption to the distribution center from factors such as fire, power loss, storm damage or unanticipated supplier shipment delays could cause a disruption in our operations. The occurrence of unanticipated problems at our distribution center would likely result in increased operating expenses and reduced sales which would negatively impact our operating results.
A disruption in the performance of our information systems could occur.
We depend on our management information systems for many aspects of our business, including effective transaction processing, inventory management, purchasing, selling and shipping goods on a timely basis, and maintaining cost-efficient operations. The failure of our information systems to perform as designed could disrupt our business and cause information to be lost or delayed, which could have a negative impact on our business. Computer viruses, computer “hackers,” or other system failures could lead to operational problems with our information systems. Our operations and financial performance could also be negatively impacted by costs and potential problems related to the implementation of new or upgraded systems, or if we were unable to provide maintenance and support for our existing systems.
A failure to adequately maintain the security of confidential information could have an adverse effect on our business.
We have become more dependent upon automated information technology processes, including use of the internet for conducting a portion of our business. Information may be compromised through various means, including penetration of our network security and misappropriation of confidential information. Failure to maintain the security of confidential information could result in deterioration in our employees’ and customers’ confidence in us, and any breach in the security and integrity of other business information could put us at a competitive disadvantage, resulting in a material adverse impact on our financial condition and results of operations.
Our ability to attract and retain skilled people could have a material adverse effect on our operations.
Our success depends in part on our ability to retain key executives and to attract and retain additional qualified personnel who have experience in retail matters and in operating a company of our size and complexity. The unexpected loss of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our markets and products, years of industry experience and the difficulty of promptly finding qualified replacements. We offer financial packages that are competitive within the industry to effectively compete in this area.
Changes in the labor market and in federal, state, or local regulations could have a negative impact on our business.
Our products are delivered to our customers at our retail stores by quality associates, many of whom are in entry level or part-time positions. Attracting and retaining a large number of dependable and knowledgeable associates is vital to our success. External factors, such as unemployment levels, prevailing wage rates, minimum wage legislation, workers compensation costs and changing demographics, affect our ability to manage employee turnover and meet labor needs while controlling our costs. Our operations and financial performance could be negatively impacted by changes that adversely affect our ability to attract and retain quality associates.
Our existing debt level could make us more vulnerable to adverse economic conditions.
Our existing debt level could adversely affect our flexibility to respond to changing business and economic conditions and our ability to fund working capital, capital expenditures and other general corporate requirements. This situation could be compounded further if payment terms on our inventory purchases are tightened by our suppliers for any reason. If we do not improve our cash flow from operations and reduce our debt, we might have to seek alternative strategies, including closing additional stores, reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, and seeking additional debt or financing.
Litigation developments and failure to comply with various regulations could adversely affect our business operations and financial performance.
We are regularly involved in various litigation matters that arise in the ordinary course of our business, including liability claims. Litigation could adversely affect our business operations and financial performance. Also, failure to comply with the various regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance, and restatements of financial statements.
Other matters.
The foregoing list of risk factors is not all inclusive. Other factors and unanticipated events could adversely affect our business. We do not undertake to revise or update these risks to reflect events or circumstances that occur after the date of this report.
Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “anticipates,” “believes,” “approximates,” “estimates,” “expects,” “intends” or “plans” or the negative of those words or other terminology. Forward-looking statements involve inherent risks and uncertainties; our actual results could differ materially from those expressed in our forward-looking statements. The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed above. Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations. Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As of January 28, 2006, the Company operated 443 stores in 43 states. The number of store locations in each state is shown in the following table:

Number
State	of Stores
Alabama	14
Arizona	9
Arkansas	13
California	24
Colorado	8
Connecticut	1
Delaware	1
Florida	13
Georgia	18
Idaho	5
Illinois	22
Indiana	10
Iowa	12
Kansas	4
Kentucky	10
Louisiana	14
Maryland	6
Massachusetts	2
Michigan	14
Minnesota	12
Mississippi	10
Missouri	13
Montana	2
Nebraska	5
Nevada	3
New Mexico	3
New York	4
North Carolina	16
North Dakota	4
Ohio	10
Oklahoma	15
Oregon	2
Pennsylvania	6
Rhode Island	1
South Carolina	11
South Dakota	3
Tennessee	20
Texas	54
Utah	6
Virginia	16
Washington	12
Wisconsin	14
Wyoming	1
Our store activity for the last five years is shown in the following table:

Year	Opened	Closed	Net Change	Year-end Stores	Relocated (1)
2001	28	(32)	(4)	439	—
2002	27	(36)	(9)	430	—
2003	28	(25)	3	433	—
2004	39	(25)	14	447	—
2005	11	(15)	(4)	443	10

(1)	Prior to 2005, stores that were relocated within the same market were treated as both an opening and a closing.

The Company’s 443 retail stores average 13,927 square feet and are located principally in strip shopping centers.
With the exception of three owned locations, our retail stores are leased. The original lease terms generally are 10 years in length and most leases contain one or more renewal options, usually of five years in length. At January 28, 2006, the remaining terms of leases for stores in operation, including renewal options, averaged approximately 12 years. During fiscal 2006, 48 store leases are scheduled to expire. We currently have negotiated or are in the process of negotiating renewals on certain of these leases. Additionally, during January 2006, the Company decided to close approximately 50 stores during fiscal 2006 with aggregate remaining lease commitments totaling approximately $8 million as of January 28, 2006. The Company has engaged an outside real estate firm to assist with the process of marketing these properties and/or negotiating with landlords for early terminations in an effort to maximize recoveries.
In fiscal 2004, the Company completed construction of and moved into a 650,000 square foot warehouse and distribution facility, a 28,000 square foot facility to manufacture fixtures for internal use, and an 80,000 square foot corporate headquarters facility in Baldwyn, Mississippi. These facilities, which are located on 64 acres of land, are owned by the Company and serve as collateral under the Company’s credit facility.
Reference is made to the information contained in Note 7 to the Consolidated Financial Statements for information concerning our long-term obligations under leases.
Item 3. LEGAL PROCEEDINGS
The Company is a party to several legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition, operating results or cash flows of the Company.
The Company expects that it will receive a tax assessment from the State of Mississippi resulting from an audit of the Company’s state income and franchise tax returns. In effect, the State believes that income earned by Hancock subsidiaries domiciled in another state is attributable to the Mississippi operations of the Company. Hancock vigorously disagrees with the State’s position and intends to aggressively contest this matter through appropriate judicial procedures. The tax assessment could be as much as $7 million and, if the State were to prevail, interest charges and penalties could total $3.8 million and $1.5 million, respectively.
Hancock has provided information to the State that indicates the reasons why the Company believes that no tax is due. In addition, the information includes two alternative scenarios which conclude that, even in the event that a case could be made that the subsidiaries’ results should be apportioned to other states, Mississippi would be due less than $150,000 under either scenario.
Management believes the Company’s position is strongly supported; however, an unfavorable resolution could have a material effect on the Company’s results of operations, financial condition and liquidity.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 28, 2006, through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock and the associated common stock purchase rights are listed on the NYSE and trade under the symbol HKF. The following table sets forth the high and low closing prices of our common stock for the year and during each quarter in 2005 and 2004, as reported on the NYSE, together with dividends.

			Cash
	High	Low	Dividend

2005
First Quarter	$9.10	$5.92	$.06
Second Quarter	6.92	5.36	.06
Third Quarter	7.21	5.70	.06
Fourth Quarter	6.50	3.67	—

Year Ended January 28, 2006	$9.10	$3.67	$.18

2004
First Quarter	$17.17	$14.81	$.12
Second Quarter	15.06	10.90	.12
Third Quarter	13.07	9.87	.12
Fourth Quarter	10.97	8.24	.12

Year Ended January 30, 2005	$17.17	$8.24	$.48

As of November 30, 2006, there were 4,008 record holders of Hancock’s common stock.
The Company did not pay any cash dividends during the fourth quarter of 2005. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows and capital requirements. The Company has not paid cash dividends during 2006 and does not anticipate paying any for the remainder of 2006.
See Part III, Item 12 for a description of our securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its Common Stock during the year ended January 28, 2006:
Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased as	Number of Shares That
	Total number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans (2)	Under the Plans (2)
January 31, 2005 through February 26, 2005	1,929	$8.77	76	244,304

February 27, 2005 through April 2, 2005	11,213	$8.13	92	244,212

April 3, 2005 through April 30, 2005	84	$7.03	84	244,128

May 1, 2005 through May 28, 2005	68	$6.48	68	244,060

May 29, 2005 through July 2, 2005	89,964	$5.79	12	244,048

July 3, 2005 through July 30, 2005	8	$6.74	8	244,040

July 31, 2005 through August 27, 2005	225	$6.29	225	243,815

August 28, 2005 through October 1, 2005	682	$6.39	52	243,763

October 2, 2005 through October 29, 2005	6	$6.33	6	243,757

October 30, 2005 through November 26, 2005	4	$6.32	4	243,753

November 27, 2005 through December 31, 2005	1,668	$4.08	0	243,753

January 1, 2006 through January 28, 2006	0	$0.00	0	243,753

Total January 31, 2005 through January 28, 2006	105,851	$6.07	627	243,753

(1)	The number of shares purchased during the year includes 102,219 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares and 3,005 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the issuance of shares to members of the Board of Directors (in lieu of cash fees).

(2)	In June of 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,247 shares purchased under this authorization through January 28, 2006. The shares discussed in footnote (1) are excluded from this column. The Company has not repurchased any additional shares through November 30, 2006 other than insignificant odd-lot accounts.

Item 6. SELECTED FINANCIAL DATA
Set forth below is selected financial information of the Company for each fiscal year in the five-year period ended January 28, 2006. The Company has restated the consolidated financial statements as of January 30, 2005 and for the years ended January 30, 2005 and February 1, 2004, in this Annual Report on Form 10-K to reflect the correction of errors related to various accounting matters as described in Note 3 – Restatement of Previously Issued Financial Statements. Additionally, periods prior to 2003 have also been restated to reflect the adjustments discussed in Note 3 for the applicable periods as presented below. The selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Form 10-K.

(dollars in thousands, except per		Restated	Restated	Restated	Restated
share data)	2005	2004	2003(2)	2002(2)	2001(1) (2)

Results of Operations Data:
Sales	$403,237	$426,710	$443,609	$438,281	$411,840
Gross profit	164,575	191,046	212,108	208,050	195,527
Earnings (loss) before income taxes and cumulative effect of change in accounting principle	(30,940)	2,661	27,419	29,713	22,651
Net earnings (loss)	(30,251)	1,694	17,302	18,927	14,426
Percent of sales	-7.5%	0.4%	3.9%	4.3%	3.5%
Percent of average shareholders’ equity	-30.5%	1.4%	14.3%	18.2%	16.2%

Financial Position Data:
Total assets	$241,973	$257,791	$254,697	$225,274	$206,545
Capital expenditures	5,114	22,785	21,942	17,089	10,478
Long-term indebtedness	55,170	31,000	10,000	—	—
Common shareholders’ equity	80,561	118,105	130,409	111,386	96,392
Current ratio	2.7	2.4	2.1	2.0	2.1

Per Share Data:
Basic earnings (loss) per share	$(1.63)	$0.09	$0.98	$1.06	$0.86
Diluted earnings (loss) per share	(1.63)	0.09	0.93	1.00	0.84
Cash dividends per share	0.18	0.48	0.40	0.32	0.16
Shareholders’ equity per share	4.20	6.15	6.92	5.85	5.29

Other Data:
Number of states	43	42	42	42	42
Number of stores	443	447	433	430	439
Number of shareholders	4,170	4,453	4,633	4,930	6,121
Number of shares outstanding, net of treasury shares	19,189,025	19,200,883	18,847,801	19,049,778	18,235,507
Comparable store sales change	-6.2%	-4.2%	1.2%	8.3%	6.3%
Total selling square footage	5,278,179	5,253,424	5,087,065	4,963,538	4,974,722

(1)	Fiscal year 2001 contained 53 weeks while all other years presented contained 52 weeks.

(2)	See Note 3 to the consolidated financial statements for details related to the restatement impacts on the financial statements as of January 30, 2005 and for the years ended January 30, 2005 and February 1, 2004. The impacts on the selected financial data as of February 1, 2004, February 2, 2003, and February 3, 2002, and for the years ended February 2, 2003 and February 3, 2002 are as follows:

	2002		2001
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Sales	$438,287	$438,281	$411,857	$411,840
Gross profit	223,913	208,050	210,542	195,527
Earnings before income taxes	30,971	29,713	22,650	22,651
Net earnings	19,728	18,927	14,426	14,426

Basic earnings per share	$1.11	$1.06	$0.86	$0.86
Diluted earnings per share	1.04	1.00	0.84	0.84

Total assets	$225,510	$225,274	$195,979	$206,545
Common shareholders’ equity	124,231	111,386	99,865	96,392

	2003
	As Previously
	Reported	As Restated
Total assets	$249,423	$254,697
Common shareholders’ equity	131,580	130,409

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
During the fiscal 2005 closing process, the Company determined that previously issued consolidated financial statements required adjustments and has restated the consolidated financial statements for fiscal 2004 and 2003 and the quarterly financial data for each of the quarterly periods in fiscal 2005 and 2004. The restatement is the result of the following corrections of errors which are more fully explained in Note 3 to the Consolidated Financial Statements:
•	Corrections to inventory and cost of sales due to the use of average weight factors, in lieu of specific weight factors, to convert fabric inventory from pounds to yards as further discussed below.

•	Corrections to the reported amounts for pension obligations and related pension expense, including the amounts related to the Company’s Supplemental Retirement Benefit Plan. For further information, see Note 11 to the Consolidated Financial Statements.

•	Accounting for leases.

•	Accounting for capitalization of in-bound freight related to inventory purchases and the elimination of intracompany profit in inventory.

•	Accruals for operating expenses and in-transit inventory purchases.

•	Classification corrections and other immaterial matters.
All applicable amounts related to this restatement have been reflected herein and in our consolidated financial statements included in this Form 10-K. The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for periods affected by the restatement. Therefore, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

Physical Inventory Count
Store physical inventory counts conducted in 2005 resulted in exceptions at a rate higher than was deemed acceptable by Hancock. Accordingly, we undertook a complete physical inventory of all stores to confirm an accurate count of inventory. The inventory counting process began on February 19, 2006 and was completed on April 15, 2006. Subsequent to the completion of the physical counts, the inventory quantities derived from these counts were extended at cost and reconciled back to January 28, 2006, using purchase and sale records for the intervening period.
The need for a complete recount of all store inventories was the result of Hancock’s use of average weight conversion factors for its fabric inventory, particularly fabric bought by Hancock on an opportunistic basis (i.e., manufacturers’ close-outs and excess production runs). Consistent with industry practice, during a store physical inventory count, fabric inventory is weighed and the weight is converted to yards using a weight conversion factor, because it would take an extraordinary length of time to unroll every bolt of fabric, measure the yardage and re-roll the fabric on the bolt. Specific (not average) conversion factors are developed by the internal audit department for basic, everyday, fabric because each item might consist of hundreds, or even thousands, of bolts of identical fabric over the course of a year. However, in the case of opportunistic purchases of fabric that, by their nature, might consist of many different types of fabric, an averaging technique was used, whereby the different types of fabric were weighed together at Hancock’s distribution center and the average conversion factor for the lot was assigned to each individual item. This averaging procedure was used because of the amount of time and cost that would have been required to develop a conversion factor for each of the individual items in the opportunistic assortments, none of which individually comprise a significant amount of product. As with any average, some items in each lot are above, below and equal to the average. At the point in time when the average factor is determined, inventory is fairly stated, because the complete lot is still in inventory; however, once the inventory is shipped to the stores and the various types of fabric in the lot begin to sell at different rates, the lot’s average conversion factor that remains assigned to each item in the assortment may not provide the same overall inventory result that having specific weight factors for each item would yield.
In order to obtain a more precise inventory result, the recount of Hancock’s store inventory was done through a combination of calculating specific conversion factors for as many individual fabric items as possible and, when not possible, by unrolling the fabric and measuring the yardage. Until the reconciliation back to January 28, 2006 was completed, there was no way to determine whether the averaging technique previously utilized caused inventory to be fairly stated, understated or overstated. However, even if it had been determined that inventory was fairly stated in all material respects, the use of average weight factors in lieu of specific weight factors could have resulted and, in this case, did result in a material misstatement of inventory.
Overview
Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating 443 stores in 43 states as of January 28, 2006.
Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. The stores average 13,927 total square feet, of which 11,915 are on the sales floor. During 2005, the average sales per store were $903,000.
We use a number of key performance measures to evaluate our financial performance, including the following (dollars in thousands):

		Restated	Restated
	2005	2004	2003
Comparable store sales change (1)	-6.2%	-4.2%	1.2%

Operating income (loss) ratio (2)	-6.9%	0.8%	6.3%

Net cash provided by (used in) operating activities (3)	$(19,198)	$10,555	$25,328

Return on average assets (4)	-10.9%	0.9%	7.3%

(1)	A new store is included in the comparable store sales computation immediately upon reaching its one-year anniversary. Stores that are relocated are treated as new stores. In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable store sales.

(2)	Measures the degree to which sales translate to profits after deducting the product costs and operating expenses that are required to generate sales (Operating income/loss divided by Sales).

(3)	Measures cash flows from operations, including earnings and changes in working capital (see Consolidated Statements of Cash Flows).

(4)	Measures the productivity of asset investments (Net earnings/loss, excluding the impact of interest net of tax, divided by average total assets). This calculation may or may not be comparable to other companies’ return on average assets, depending upon whether they exclude the impact of interest from net earnings.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by Hancock, including the use of estimates and assumptions, are presented in the Notes to Consolidated Financial Statements. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments, which will affect the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary. Hancock believes that estimates related to the following areas involve a higher degree of judgment and/or complexity:
Inventories. Inventories are stated at the lower of cost or market; cost is determined by the last-in, first-out (“LIFO”) method. Therefore, the Company must estimate the market value for various portions of its inventory periodically to account for slow-moving and discontinued items, resulting in mark-downs and/or lower of cost or market reserves. The amounts of such mark-downs and reserves could vary significantly from period-to-period based on actual results impacted by various market conditions and other factors. At January 28, 2006, the Company recorded reserves totaling $372,000 for inventory items selling below cost.
As with other retailers, it is not practical to perform physical inventory counts for all stores on the last day of a period; therefore, certain assumptions must be made in order to record cost of sales for the period of time from each store’s most recent physical count to the end of the period. For the periods between the date of the last physical count and the end of the applicable reporting period, the Company includes these assumptions as it records cost of goods sold, including certain estimates for shrinkage of inventory due to theft, miscuts of fabric and other matters. These estimates are based on previous experience and could fluctuate from period to period and from actual results at the date of the next physical inventory count.
The Company capitalizes costs related to the distribution and handling of inventory as well as duties and fees related to import purchases of inventory as a component of inventory each period. In determining the amount of costs to be allocated to inventory each period, the Company must estimate the amount of costs related to the inventory, based on inventory turnover ratios and the ratio of inventory flowing through the warehouse. Changes in these estimates from period-to-period could significantly change the reported amounts for inventory and cost of goods sold.
Property and Equipment. Determining appropriate depreciable lives and reasonable assumptions for use in evaluation of the carrying value of property and equipment requires judgment and estimates. Changes to those estimates could cause operating results to significantly vary. The Company utilizes the straight-line depreciation method over a variety of depreciable lives while land is not depreciated. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease term as discussed in “Operating Leases” below. Buildings and related improvements are amortized over 5-40 years, leasehold improvements over 5-15 years and fixture and equipment over 3-8 years. Generally, no estimated salvage value at the end of the useful life is considered.
Operating Leases. The Company leases stores under various operating leases. The operating leases may include rent holidays, rent escalation clauses, contingent rent provisions for additional lease payments based on sales volume, and Company options for renewal. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the estimated lease term beginning with the date of possession. Additionally, renewals and option periods reasonably assured of exercise due to economic penalties are included in the estimated lease term. Liabilities for contingent rent are recorded when the Company determines that it is probable that the specified levels will be reached during the fiscal year.
Often, the Company receives allowances from landlords. If the landlord is considered the primary beneficiary of the property, the portion of the allowances attributable to the property owned by the landlord is considered to be a deferred rent liability, whereas the corresponding improvements by the Company are classified as prepaid rent in other noncurrent assets.
Revenue Recognition. Sales are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. The Company allows customers to return merchandise under most circumstances. The reserve for returns was $219,000 at January 28, 2006 and $242,000 at January 30, 2005, and is included in accrued liabilities in the accompanying consolidated balance sheet. The reserve is estimated based on the Company’s prior experience of returns made by customers after period end of merchandise sold prior to period end.
Insurance Reserves. Workers’ compensation, general liability and employee medical insurance programs are largely self-insured. It is Hancock’s policy to record its self-insurance liabilities using estimates of claims incurred but not yet reported or paid, based on historical trends, severity factors and/or valuations provided by third-party actuaries.

Actual results can vary from estimates for many reasons including, among others, future inflation rates, claim settlement patterns, litigation trends and legal interpretations.
Store Closing Reserves. Store closing reserves include estimates of net lease obligations and other store closing costs. Hancock recognizes store closing reserves at fair value in the period that the operating lease is considered legally terminated and a liability has been incurred in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In determining fair value, the Company considers the contractual obligation of the lease less any estimated amounts of future sublease receipts which are estimated at the time of closure and revised to reflect actual or revised estimates of the future receipts. Adjustments to store closing reserves are made, as necessary, in the period that events or circumstances requiring such reserve adjustments occur, which may vary significantly from period to period based on actual results.
Asset Retirement Obligations. Obligations created as a result of certain lease requirements that Hancock remove certain assets and restore the properties to their original condition are recorded at the inception of the lease. The obligations are based on estimates of the actions to be taken and the related costs. Adjustments are made when necessary to reflect actual or estimated results, including future lease requirements, inflation or other changes to determine the estimated future costs.
Pension and Postretirement Benefit Obligations. The value of assets and liabilities associated with pension and postretirement benefits is determined on an actuarial basis. These values are affected by the fair value of plan assets, estimates of the expected return on plan assets, assumed discount rates and estimated future compensation increases. Hancock determines the discount rates using changes in the rates of high quality, fixed income investments. Actual changes in the fair value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate used affect the amount of pension expense recognized. Hancock expects pension and postretirement benefit expenses to decrease by approximately 10% to 15% during 2006. The projected decrease reflects the estimated decrease due to a change in our postretirement medical plan which eliminated outpatient prescription drug coverage for all Medicare eligible retirees and their dependents, offset by the expected cost increases due to aging of the population, extra service costs, interest on growing obligations, a slightly unfavorable asset experience in 2005, and increases in the assumed medical trend rates. The Medicare Prescription Drug Improvement and Modernization Act of 2003 expanded Medicare by adding a prescription drug benefit which covers the individuals affected by the Company’s elimination of prescription drug coverage.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point	One-Percentage Point
	Increase	Decrease
Effect on total service and interest costs	$287	($237)
Effect on postretirement benefit obligation	$1,111	($964)
Our pension and postretirement plans are further described in Note 11 to the Consolidated Financial Statements.

Valuation of Long-Lived Assets. Hancock reviews the net realizable value of long-lived assets at the individual store level annually or whenever events or changes in circumstances indicate impairment has occurred. If the undiscounted cash flows are less than the carrying value, fair values based on the discounted cash flows of the estimated liquidation proceeds are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. Based on the inability to turn around a negative trend in sales and operating results, even after a re-merchandising effort and store makeover process implemented in the summer months of 2005, and a decision made in the fourth quarter to implement a strategic restructuring plan that consisted of decisions to close approximately 50 stores and take other actions, the Company assessed its long-lived assets and determined that certain of them were impaired. As a result, the Company recorded approximately $3.9 million in non-cash impairment charges, including $3.7 million related to property and equipment and approximately $200,000 related to other noncurrent assets. Additional charges may be necessary in the future due to changes in the estimated future cash flows.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test for impairment. First, the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Each of the stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Due to declining operating results and other factors, the Company performed an evaluation of goodwill in the fourth quarter of 2005 which resulted in goodwill impairment charges of $262,000. Additional charges may be required in the future based on changes in the fair value of reporting units and the annual goodwill impairment evaluation performed in the first quarter of each fiscal year and updated when events arise indicating potential impairment.
Deferred Income Taxes. The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company then evaluates the net deferred tax asset, if any, for realization. Unless the Company determines that realization is “more likely than not”, a valuation allowance against the net deferred tax asset is established through a provision to income tax expense. During the fourth quarter of fiscal 2005, the Company determined that valuation allowances totaling $10.3 million were required through the statement of operations due to the utilization and recognition of all carrybacks of net operating losses, recent operating performance of the Company, and estimated future taxable income. An additional $1.5 million related to the change in minimum pension liabilities was recorded through OCI during fiscal 2005. Accordingly, the Company may be limited in its ability to recognize future benefits related to operating losses; however, if the Company creates taxable income in the future, the Company may be able to reverse the valuation allowances resulting in a decrease in income tax expense.
Deferred taxes are summarized in Note 8 to the Consolidated Financial Statements.

Stock-based Compensation. In accordance with APB 25, the Company does not recognize compensation expense for its outstanding stock options; however, the Company does amortize and recognize compensation expense for the fair value of restricted stock awarded. Beginning in fiscal year 2006, the Company will be required to expense the remaining portion of the fair value for any unvested stock options upon the adoption of SFAS No. 123R, effective January 29, 2006, over the remaining service (vesting) period. The amounts of future stock compensation expense may vary based on the types of awards, vesting periods, estimated fair values of the awards using various assumptions regarding future dividends, interest rates and volatility of the trading prices of the Company’s stock. The pro forma impact of the additional stock compensation expense for options reduced net earnings (loss) by $2.3 million, $1.6 million and $1.0 million for fiscal years 2005, 2004 and 2003.
Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
		Restated	Restated
	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Cost of goods sold	59.2%	55.2%	52.2%

Gross profit	40.8%	44.8%	47.8%
Selling, general and administrative expense	46.3%	42.8%	40.6%
Depreciation and amortization	1.4%	1.2%	0.9%

Operating income (loss)	-6.9%	0.8%	6.3%
Interest expense, net	0.8%	0.2%	0.1%

Earnings (loss) before income taxes	-7.7%	0.6%	6.2%
Income taxes	-0.2%	0.2%	2.3%

Net earnings (loss)	-7.5%	0.4%	3.9%

2005 vs. 2004
Sales decreased $23.5 million in 2005 due primarily to a 6.2% reduction in sales of stores that were open more than one full year (“comparable store sales”). The sales decline in comparable stores was attributable in the first half of the year to ineffective marketing and incomplete assortments in the home decorating, quilting and apparel fabric categories, and in the second half to continued weakness in the home decorating sector and heavy competitive discounting in the industry. Approximately two-thirds of the decrease was caused by a lower average ticket, with the remainder being due to reduced customer traffic. The decline in home decorating sales has extended into 2006 and, in addition to a weakness in the Company’s assortments, appears to be the result of an overall slow-down in decorating sales, as evidenced by similar results for direct and indirect competitors. Sales of fashion apparel fabric declined from 29% of total sales in 2004 to 28% in 2005; home decorating sales decreased from 27% to 26%; and sales of quilting/craft merchandise declined from 25% to 24%. Sewing notions and accessories increased from 19% of total sales in 2004 to 22% in 2005.
Gross margins declined from 44.8% in 2004 to 40.8% in 2005 due to an increase in pricing discounts in response to competitive pressures within the industry and an increase in the Company’s markdowns as a reaction to the slowing sales environment. In addition, gross margin was negatively affected by the impact of a 2005 LIFO (last-in, first-out) charge of $5.0 million versus $935,000 in 2004 due primarily to an increase in the U. S. Department of Labor’s Producer Price Index (“PPI”) that the Company uses to measure inflation in inventories. Although not having a cash impact, LIFO caused a $4.1 million negative swing in gross profit, or about 1% of sales.
Selling, general and administrative expense as a percentage of sales increased to 46.3% in 2005 from 42.8% in 2004. The de-leveraging impact on the expense ratio that results from negative comparable store sales was the primary factor affecting the comparison. In addition, impairment charges, totaling $4.2 million in 2005, caused an increase in the expense ratio comparison, partially offset by the inclusion in 2004 expenses of a charge of $1.5 million for the required accelerated recognition of future retirement benefits for the Company’s retiring Chairman and Chief Executive Officer.
Depreciation expense increased $740,000 due primarily to a full year of depreciation expense in 2005 for capital expenditures related to the new corporate office facility, which was completed in mid-2004, and the roll-out of point-of-sale (“POS”) systems to our stores, principally in 2003 and 2004, with completion of the last few stores in early 2005.
Interest expense increased $2.1 million due to an increasing interest rate environment and the average outstanding debt rising from $33 million during 2004 to $51 million in 2005 as the result of operating losses.
Income tax expense was $967,000 in 2004 compared to an income tax benefit of ($689,000) in 2005 due to the pretax losses of the Company and recognition of deferred tax asset valuation allowances. Hancock’s effective tax rate was 36.3% in 2004 compared to an effective tax benefit of (2.2%) in 2005 due to the establishment of a valuation allowance on deferred tax assets of $10.3 million in 2005 as a result of the utilization and recognition of all carrybacks of net operating losses, recent operating performance of the Company, and estimated future taxable income.
2004 vs. 2003
Sales decreased $16.9 million in 2004 due primarily to a 4.2% decline in comparable store sales. Most of the decrease in comparable store sales was caused by a lower average ticket, as customer traffic did not vary significantly between years. The decline in the lower average ticket from approximately $20.10 to approximately $19.40 was attributable to several factors, including a decline in home decorating sales which tend to carry a higher price point, some deflation in apparel category price points and out-of-stocks in several key merchandise areas. In addition, sales were adversely affected by a weaker offering of spring merchandise, together with a delay in delivering the spring assortments to our stores as the result of relocating our distribution center to a new facility. Also, there was a loss of sales from a large number of product changeovers that were phased out prior to the replacement lines becoming available.
Gross margins declined from 47.8% in 2003 to 44.8% in 2004 due to more aggressive markdowns to clear seasonal goods and increased promotional efforts, both of which were in response to the slowing sales environment. In addition, gross margin was negatively affected by the impact of a 2004 LIFO charge of $935,000 versus a 2003 credit of $1.4 million due to an increase in the PPI that the Company uses to measure inflation in inventories. Although not having a cash impact, LIFO caused a $2.3 million negative swing in gross profit, or about 50 basis points of sales.
Selling, general and administrative expense as a percentage of sales increased to 42.8% in 2004 from 40.6% in 2003. The de-leveraging impact on the expense ratio that results from negative comparable store sales was the primary factor affecting the comparison. In addition, 2004’s expenses included a charge of $1.5 million for the required accelerated recognition of future retirement benefits for the Company’s retiring Chairman and Chief Executive Officer.
Depreciation expense increased $623,000 in 2004 due primarily to capital expenditures related to the new corporate office facility completed in mid-2004 and the roll-out of POS systems to Hancock’s stores, principally in 2003 and 2004.
Interest expense increased $412,000 due to an increasing interest rate environment and due to the average outstanding debt rising from $18 million during 2003 to $33 million in 2004 related to the funding of the completed distribution center and corporate office facility and the implementation of POS systems.
Income tax expense decreased $9.0 million in 2004 due to a reduction in pretax earnings from 2003. Hancock’s effective tax rate was 36.3% in both 2004 and 2003.
Forward-Looking
The difficulties encountered by Hancock in filing its 2005 Form 10-K on a timely basis resulted in a significant increase in audit fees. Audit and audit-related fees incurred in connection with the 2005 audit totaled $3,936,000, compared to $374,000 in 2004. However, since most of the audit work related to 2005 was incurred during 2006, only $678,000 was expensed in 2005. As a result, the 2006 consolidated statement of operations will be adversely impacted by the inclusion of the remaining $3,258,000 of 2005 audit expense, by approximately $800,000 incurred with a third party accounting firm that was engaged to assist the Company in meeting its 2005 accounting and reporting obligations, and by $175,000 paid in connection with amendments to our bank credit facility in order to extend the Form 10-K filing date covenant.
In addition, store operations were negatively impacted during the first quarter of 2006 due to the recount of all stores’ inventories in connection with reconciling the financial records for 2005. Sales were adversely affected by the in-store distractions arising from the effort required to do complete counts of the inventory over a three to four day period in every store, and expenses were affected by the incremental store associate labor and the cost of engaging independent outside inventory counting services. It is not possible to quantify the sales impact; however, the incremental expense is estimated to be in a range of $2 million to $3 million.
Liquidity and Capital Resources
Hancock’s primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility. Funds for such purposes have historically been generated from Hancock’s operations, credit extended by suppliers and borrowings from commercial lenders.

Hancock’s cash flow related information as of and for the past three fiscal years follows (dollars in thousands):

		Restated	Restated
	2005	2004	2003
Cash and cash equivalents	$3,215	$3,792	$4,080
Net cash flows provided (used):
Operating activities	(19,198)	10,555	25,328
Investing activities	(397)	(22,438)	(21,867)
Financing activites	19,018	11,595	(3,970)
Working Capital	106,421	97,306	87,939
Long-term indebtedness to total capitalization	40.6%	20.8%	7.1%
Changes in cash and cash equivalents
Cash flows used in operating activities were $19.2 million in 2005, a decrease of $29.8 million from the cash flows provided by operating activities in 2004. The decline was due primarily to a net loss of $30.3 million in 2005, versus net income in 2004 of $1.7 million, partially offset by the net loss being comprised of higher non-cash items, including LIFO ($4.1 million increase) and an impairment charge ($4.2 million). In addition, a $10.5 million decrease in accounts payable contributed to the reduction in cash flows from operating activities. The decline in accounts payable was the result of the timing of payments associated with an expansion of inventory assortments in several key areas to replace product being phased out. Since the new assortments were received in the second and third quarters, we had paid the vendors prior to the end of 2005, reducing accounts payable. Additionally, some payable terms were shortened in 2005 because of credit pressure arising from operating losses and because we sourced more product overseas, which typically requires quicker payment.
In 2004, cash flows from operating activities decreased from the prior year due to reduced earnings, partially offset by a lower increase in inventory in 2004 than in 2003. Inventory increased $1.4 million in 2004 due to the net addition of 14 stores, while inventory increased $5.1 million in 2003 when extra merchandise had been purchased in an attempt to protect against supply disruptions associated with the transfer of inventory to the new distribution center in the fourth quarter and the addition of new product lines, such as yarn and small furniture and the expansion of our quilting category. Changes in accounts payable did not help to offset the inventory increase in 2003 as would normally be the case, because the extra inventory had already been paid for by year end. Also, we experienced some shortening of terms due to sourcing more product overseas and because we brought inventory in earlier throughout 2003 due to the import backlog that began with the longshoremen strike.
Cash used for investing activities consists primarily of purchases and sales of property and equipment. In 2005, capital expenditures were almost entirely offset by the sale of Hancock’s former distribution center. Capital expenditures during 2004 and 2003 were at a rate much higher than historical trends due to capital expenditures associated with construction of a new headquarters/distribution center and the installation of POS systems in Hancock’s stores.

Cash provided by financing activities in 2005 included $20.1 million of net borrowings and $4.3 million of proceeds from lease financing transactions. These inflows were utilized to fund $19.2 million of cash used in operating activities, $3.5 million of cash dividends and $1.2 million of loan costs incurred in connection with a new credit facility. In 2004, cash provided by financing activities consisted mostly of net borrowings of $21 million, which were used to fund the significant level of capital expenditures and $9.1 million of cash dividends. In 2003, cash used for financing activities included $9.4 million of treasury stock purchases and $7.5 million of cash dividends, partially offset by $10 million of net borrowings and $2.9 million of stock option proceeds.
Working capital increased to $106.4 million at the end of 2005 from $97.3 million in 2004, due primarily to the aforementioned $10.5 million reduction in accounts payable which was financed with debt. Working capital increased from $87.9 million at the end of 2003 to $97.3 million in 2004 due primarily to a reduction in the income tax liability as the result of lower earnings.
Bank credit facility
On June 29, 2005, Hancock entered into a senior collateralized revolving credit facility (the “Credit Facility”) with Wachovia Bank and other lenders, which replaced the Company’s previously existing revolving credit agreements with three banks. The Credit Facility is a five-year, $110 million commitment, although there are minimum levels of availability that must be maintained which have the effect of limiting the amount that can be borrowed to less than $110 million.
General
Several factors have caused our liquidity to tighten subsequent to fiscal 2005. Operating losses reported through the third quarter of 2005, followed by a delay in filing our annual 2005 financial statements and our quarterly 2006 financial statements, caused a level of uncertainty with our vendors that resulted in a reduction of accounts payable terms in certain cases. The accelerated payable terms increased our debt and reduced the level of excess availability under our Credit Facility. The primary financial covenant under the Credit Facility requires that we maintain at least $25 million of excess availability, which effectively means that the estimated value of the collateral (primarily inventory) must exceed the combination of our borrowings and letters of credit by $25 million. The Company has not violated this covenant; however, the accelerated payable terms and operating losses caused the level of compliance to be tighter than it would have been otherwise.
As of January 28, 2006, we had $47.8 million of excess availability, or $22.8 million more than required by the covenant. Subsequent to that date, the excess availability has been as low as $31.4 million ($6.4 million more than required) at the end of July 2006, subject to confirmation as the Company completes its 2006 quarterly financial statements. The excess availability as of the most recent date submitted, December 15, 2006, was $41.0 million ($16.0 million more than required), and management’s current best estimate of excess availability to be reported in its next filing later in January 2007 is in a range of $31 million to $33 million ($6 million to $8 million more than required). The ratio used to compute the estimated value of collateral is higher during the last four months of a calendar year than in the first eight months, causing the decline from December to January. As of January 5, 2007, the total outstanding under the Credit Facility was $71 million, which includes borrowings and letters of credit. Subsequent to January 28, 2006, the Credit Facility was amended by the Company and the bank group to allow the Company until January 15, 2007 to file financial statements for the fiscal year ended January 28, 2006, and until February 28, 2007 to file the 2006 quarterly financial statements. We are currently in the process of pursuing additional financing opportunities in order to expand our borrowing availability. In addition, we expect to complete the sale of an owned property for approximately $3 million in early 2007 and we have income taxes refundable on the consolidated balance sheet totaling $7.1 million at January 28, 2006 related primarily to the expected recovery of income taxes from carrying back losses to years in which we had taxable income. These refunds are expected to be received in 2007.

Although we believe our position is strongly supported, there is a risk that the Company’s liquidity will be materially affected if there is an unfavorable resolution to a tax assessment that is expected to be received from the State of Mississippi resulting from an audit of the Company’s state income and franchise tax returns. In effect, the State believes that income earned by Hancock subsidiaries domiciled in another state is attributable to the Mississippi operations of the Company. Hancock vigorously disagrees with the State’s position and intends to aggressively contest this matter through appropriate judicial procedures. The tax assessment could be as much as $7 million and, if the State were to prevail, interest charges and penalties could total $3.8 million and $1.5 million, respectively.
Hancock has provided information to the State that indicates the reasons why the Company believes that no tax is due. In addition, the information includes two alternative scenarios which conclude that, even in the event that a case could be made that the subsidiaries’ results should be apportioned to other states, Mississippi would be due less than $150,000 under either scenario.
We announced in November 2005 that Hancock was indefinitely suspending its cash dividend in order to support the Company’s operational needs. In addition, a decision was made to discontinue treasury stock repurchases for the foreseeable future, except for insignificant purchases from odd-lot shareholders and minor amounts surrendered by employees to satisfy tax withholding obligations arising from the lapse of restrictions on shares of stock.
Over the long term, Hancock’s liquidity will ultimately depend on returning to a positive trend in cash flow from operating activities through comparable store sales increases, improved gross margin and control of expenses.
Off-Balance Sheet Arrangements
Hancock has no off-balance sheet financing arrangements. However, Hancock does finance the use of its retail fabric locations under non-cancelable operating leases. Since the terms of these arrangements meet the definition of operating leases, the sum of the future lease payments is not reflected on Hancock’s balance sheet. Such minimum rental payments are reflected in the table below.
Contractual Obligations and Commercial Commitments
The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 28, 2006 (Note references refer to the applicable footnotes to the Consolidated Financial Statements contained in Item 8 of this report.):
Contractual Obligations (in thousands)

			Less			More
	Note		than 1	1-3	3-5	than 5
	Reference	Total	Year	Years	Years	Years
Long-term debt (1)	6	$51,056	$—	$—	$51,056	$—
Minimum lease payments (2)	7	153,703	30,792	49,193	31,270	42,448
Standby letters of credit for insurance	6	5,509	5,509	—	—	—
Standby letters of credit for merchandise	6	3,000	3,000	—	—	—
Trade letters of credit	6	13	13	—	—	—

Total		$213,281	$39,314	$49,193	$82,326	$42,448

(1)	The calculation of interest on our Credit Facility is dependent on the average borrowings during the year and a variable interest rate, which was approximately 5.9% at January 28, 2006. Interest payments are excluded from the table because of their subjectivity and estimation required.

(2)	Our aggregate minimum lease payments represent operating lease commitments, which generally include non-cancelable leases for property used in our operations, including sale/leaseback financings. Contingent rent in addition to minimum rent, which is typically based on a percentage of sales, is not reflected in the minimum lease payment totals.
Postretirement benefits other than pensions, pension and SERP funding obligations, store closing reserves, asset retirement obligations, and amounts included in other noncurrent liabilities for workers’ compensation and deferred compensation have been excluded from the contractual obligations table because of the unknown variables required to determine specific payment amounts and dates.
The Company has no standby repurchase obligations or guarantees of other entities’ debt.
Related Party Transactions
Hancock has no balances with any related parties, nor has it had any material transactions with related parties during the three-year period ended January 28, 2006.
Effects of Inflation
Inflation in labor and occupancy costs could significantly affect Hancock’s operations. Many of Hancock’s employees are paid hourly rates related to federal and state minimum wage requirements; accordingly, any increases in those requirements will affect Hancock. In addition, payroll taxes, employee benefits and other employee costs continue to increase. Health insurance costs, in particular, continue to rise at a high rate in the United States each year, and higher employer contributions to Hancock’s pension plan could be necessary if investment returns are weak. Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.
Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. In 2005 and 2004, increases in the PPI resulted in LIFO charges. A deflationary trend in the PPI in 2003 caused a LIFO credit.
Seasonality
Hancock’s business is seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 2 — Summary of Accounting Policies in the Notes to the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company did not hold derivative financial or commodity instruments at January 28, 2006.
Interest Rate Risk
The Company is exposed to financial market risks, including changes in interest rates. On June 29, 2005, the Company entered into the Credit Facility with Wachovia Bank and other lenders. The Credit Facility replaced the Company’s previously existing revolving credit agreements with three banks which the Company terminated on June 29, 2005.
The Credit Facility is a five-year $110 million commitment. The Company has the option of selecting either a “prime rate” or Eurodollar loan. Advances under the Credit Facility will accrue interest either (x) at the Applicable Margin (as defined in the Loan and Security Agreement) plus the higher of (i) the rate of interest periodically announced by Wachovia as its “prime rate”, or (ii) the federal funds effective rate from time to time plus 0.50% or (y) at the Applicable Margin plus the Adjusted Eurodollar Rate (which is a rate derived from the London Interbank Offered Rate). As of January 28, 2006, the Company had borrowings outstanding of approximately $51 million under the Credit Facility with an average interest rate of 5.9%. If interest rates increased 100 basis points, the Company’s annual interest expense would increase $510,000, assuming borrowings of $51 million as existed at January 28, 2006.
Foreign Currency Risk
All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company, and none is expected in the foreseeable future. As of January 28, 2006, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HANCOCK FABRICS, INC.

Hancock Fabrics, Inc.
Consolidated Balance Sheets

		Restated
January 28, 2006 and January 30, 2005		(See Note 3)
(in thousands, except for share and per share amounts)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$3,215	$3,792
Receivables, less allowance for doubtful accounts	5,053	3,796
Inventories	152,893	158,706
Income taxes refundable	7,116	87
Prepaid expenses	1,840	2,094

Total current assets	170,117	168,475

Property and equipment, at depreciated cost	55,948	68,197
Deferred tax assets	5,427	10,567
Goodwill	4,218	4,480
Other assets	6,263	6,072

Total assets	$241,973	$257,791

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,784	$48,290
Accrued liabilities	20,023	18,400
Deferred tax liabilities	5,889	4,479

Total current liabilities	63,696	71,169

Long-term debt obligations	51,056	31,000
Long-term lease financing obligations	4,114	—
Postretirement benefits other than pensions	22,872	22,661
Pension and SERP liabilities	9,129	3,221
Other liabilities	10,545	11,635

Total liabilities	161,412	139,686

Commitments and contingencies (See Notes 7 and 13)	—	—

Shareholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 32,422,126 and 32,328,133 issued and 19,189,025 and 19,200,883 outstanding, respectively	324	323
Additional paid-in capital	75,223	75,524
Retained earnings	174,842	208,550
Treasury stock, at cost, 13,233,101 and 13,127,250 shares held, respectively	(153,372)	(152,729)
Accumulated other comprehensive loss — minimum pension liabilities, net	(13,345)	(9,157)
Deferred compensation on restricted stock incentive plan	(3,111)	(4,406)

Total shareholders’ equity	80,561	118,105

Total liabilities and shareholders’ equity	$241,973	$257,791

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Operations

		Restated	Restated
Years Ended January 28, 2006, January 30, 2005 and February 1, 2004		(See Note 3)	(See Note 3)
(in thousands, except per share amounts)	2005	2004	2003

Sales	$403,237	$426,710	$443,609
Cost of goods sold	238,662	235,664	231,501

Gross profit	164,575	191,046	212,108

Selling, general and administrative expense	186,929	182,609	179,948
Depreciation and amortization	5,589	4,849	4,226

Operating income (loss)	(27,943)	3,588	27,934

Interest expense, net	2,997	927	515

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	(30,940)	2,661	27,419
Income taxes (benefit)	(689)	967	9,954

Earnings (loss) before cumulative effect of change in accounting principle	(30,251)	1,694	17,465
Cumulative effect of change in accounting principle, net of tax benefit of ($95)	—	—	(163)

Net earnings (loss)	$(30,251)	$1,694	$17,302

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(1.63)	$0.09	$0.99
Cumulative effect of change in accounting principle	—	—	(0.01)

Net earnings (loss)	$(1.63)	$0.09	$0.98

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(1.63)	$0.09	$0.94
Cumulative effect of change in accounting principle	—	—	(0.01)

Net earnings (loss)	$(1.63)	$0.09	$0.93

Weighted average shares outstanding
Basic	18,518	18,187	17,677
Diluted	18,518	18,659	18,599

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows

		Restated	Restated
Years Ended January 28, 2006, January 30, 2005 and		(See Note 3)	(See Note 3)
February 1, 2004 (in thousands)	2005	2004	2003

Cash flows from operating activities:
Net earnings (loss)	$(30,251)	$1,694	$17,302
Adjustments to reconcile net earnings (loss) to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	7,985	6,841	5,641
Amortization of deferred loan costs	145	—	—
LIFO charge (credit)	5,035	935	(1,375)
Deferred income taxes	6,550	3,129	(1,802)
Amortization of deferred compensation on restricted stock incentive plan	798	2,422	2,492
Reserve for store closings charges, including interest expense	671	650	430
Reserve for sales returns and bad debts	(19)	(11)	(4)
Reserve for lower of cost or market inventory	372	—	—
Stepped rent accrual	541	(209)	(95)
Impairment on property and equipment and other assets	4,153	—	—
Cumulative effect of change in accounting principle	—	—	258
(Gain) loss on disposition of property and equipment	(236)	523	303
Compensation expense for issuance of shares for professional services	5	42	30
Compensation expense for issuance of shares under directors’ stock plan	289	225	180
(Increase) decrease in assets
Receivables and prepaid expenses	(899)	427	16
Inventories at current cost	727	(1,444)	(5,125)
Income tax refundable	(7,029)	(87)	—
Other noncurrent assets	1,461	1,055	1,068
Increase (decrease) in liabilities
Accounts payable	(10,506)	(1,354)	(1,803)
Accrued liabilities	1,664	(1,795)	51
Income taxes payable	(122)	(4,971)	3,476
Postretirement benefits other than pensions	211	293	392
Long-term pension and SERP liabilities	1,720	2,103	2,735
Reserve for store closings	(658)	(1,045)	(618)
Other liabilities	(1,805)	1,132	1,776

Net cash provided by (used in) operating activities	(19,198)	10,555	25,328

Cash flows from investing activities:
Additions to property and equipment	(5,114)	(22,785)	(21,942)
Proceeds from the disposition of property and equipment	4,717	347	75

Net cash provided by (used in) investing activities	(397)	(22,438)	(21,867)

Cash flows from financing activities:
Net borrowings on revolving credit agreement	20,056	21,000	10,000
Proceeds from lease financing	4,252	—	—
Payments for lease financing	(34)	—	—
Payments for loan costs	(1,181)	—	—
Purchase of treasury stock	(643)	(1,987)	(9,360)
Proceeds from exercise of stock options	25	1,700	2,865
Cash dividends paid	(3,457)	(9,118)	(7,475)

Net cash provided by (used in) financing activities	19,018	11,595	(3,970)

Decrease in cash and cash equivalents	(577)	(288)	(509)
Cash and cash equivalents:
Beginning of period	3,792	4,080	4,589

End of period	$3,215	$3,792	$4,080

Supplemental disclosures:
Cash paid during the period for:
Interest	$2,843	$891	$442
Income taxes	22	2,975	8,209
Non-cash activities:
Change in minimum pension liabilities	$(4,188)	$(9,017)	$11,744
Issuance of restricted stock	729	2,795	2,360
Cancellation of restricted stock	(1,226)	(131)	(376)

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Shareholders’ Equity
Years Ended January 28, 2006, January 30, 2005 and February 1, 2004
(in thousands, except number of shares)

			Additional		Accumulated Other				Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Deferred	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Compensation	Equity

Balance February 2, 2003, as previously reported	31,481,715	$315	$63,805	$208,659	$—	(12,431,937)	$(142,545)	$(6,003)	$124,231
Restatement (See Note 3)				(2,292)	(11,884)			1,331	(12,845)

Balance February 2, 2003, as restated	31,481,715	315	63,805	206,367	(11,884)	(12,431,937)	(142,545)	(4,672)	111,386
Comprehensive income:
Net income (restated)				17,302					17,302
Minimum pension liabilities, net of taxes of $6,693					11,744				11,744

Total comprehensive income									29,046
Cash dividends ($.40 per share)				(7,475)					(7,475)
Issuance of restricted stock	149,000	1	2,359					(2,360)	—
Cancellation of restricted stock	(43,500)		(376)					376	—
Amortization & vesting of deferred compensation on restricted stock incentive plan (restated)			219					2,492	2,711
Issuance of shares under directors’ stock plan	11,955		180						180
Issuance of shares as compensation for professional services	1,937		30						30
Purchases of treasury stock						(661,844)	(9,360)		(9,360)
Stock options exercised	340,475	3	2,862						2,865
Tax benefit of stock options exercised			1,026						1,026

Balance February 1, 2004, as restated	31,941,582	319	70,105	216,194	(140)	(13,093,781)	(151,905)	(4,164)	130,409
Comprehensive income:
Net income (restated)				1,694					1,694
Minimum pension liabilities, net of taxes of $5,217					(9,017)				(9,017)

Total comprehensive loss									(7,323)
Cash dividends ($.48 per share)				(9,118)					(9,118)
Issuance of restricted stock	151,500	2	1,850	(220)		100,000	1,163	(2,795)	—
Cancellation of restricted stock	(13,950)		(131)					131	—
Amortization & vesting of deferred compensation on restricted stock incentive plan (restated)			1,166					2,422	3,588
Issuance of shares under directors’ stock plan	19,598		225						225
Issuance of shares as compensation for professional services	3,578		42						42
Purchases of treasury stock						(133,469)	(1,987)		(1,987)
Stock options exercised	225,825	2	1,698						1,700
Tax benefit of stock options exercised			569						569

Balance January 30, 2005, as restated	32,328,133	323	75,524	208,550	(9,157)	(13,127,250)	(152,729)	(4,406)	118,105
Comprehensive loss:
Net loss				(30,251)					(30,251)
Minimum pension liabilities, net of taxes of $0					(4,188)				(4,188)

Total comprehensive loss									(34,439)
Cash dividends ($.18 per share)				(3,457)					(3,457)
Issuance of restricted stock	137,000	1	728					(729)	—
Cancellation of restricted stock	(98,800)		(1,226)					1,226	—
Amortization & vesting of deferred compensation on restricted stock incentive plan			(126)					798	672
Issuance of shares under directors’ stock plan	50,364		289						289
Issuance of shares as compensation for professional services	554		5						5
Purchases of treasury stock						(105,851)	(643)		(643)
Stock options exercised	4,875		25						25
Tax benefit of stock options exercised			4						4

Balance January 28, 2006	32,422,126	$324	$75,223	$174,842	($13,345)	(13,233,101)	($153,372)	($3,111)	$80,561

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Description of Business
Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of January 28, 2006, Hancock operated 443 stores in 43 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.
Note 2 — Summary of Significant Accounting Policies
Consolidated financial statements include the accounts of Hancock and its wholly owned subsidiaries. All inter-company accounts and transactions are eliminated. For fiscal years 2004 and 2003, Hancock maintained its financial records on a 52-53 week fiscal year ending on the Sunday closest to January 31. In fiscal year 2005, the Company began maintaining its financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2005, 2004 and 2003, as used herein, refer to the years ended January 28, 2006, January 30, 2005, and February 1, 2004, respectively. Each of these years contained 52 weeks.
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
Revenue recognition occurs at the time of sale of merchandise to Hancock’s customers. Sales include the sale of merchandise at the Company’s stores, net of sales taxes collected. The Company allows customers to return merchandise under most circumstances. The reserve for returns was $219,000 at January 28, 2006 and $242,000 at January 30, 2005, and is included in accrued liabilities in the accompanying consolidated balance sheet. The reserve is estimated based on the Company’s prior experience of returns made by customers after period end of merchandise sold prior to period end.
Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. No revenue has been recorded in any of the years presented for gift card breakage, which is the remaining unredeemed balance on gift cards for which the likelihood of redemption by the customer is remote. The Company does not expect to record gift card breakage revenue until there is more certainty regarding retailers’ ability to retain such amounts in light of consumer protection and state escheatment laws.
Cost of goods sold includes merchandise, freight and handling costs.
Cash and cash equivalents include cash on hand, amounts due from banks and overnight repurchase agreements, if any, having original maturities of three months or less and are reflected as such for purposes of reporting cash flows.

Receivables include amounts due from customers for the sale of merchandise and for receivables from financial institutions for credit card payments received for the sale of merchandise. Receivables are stated net of the allowance for doubtful accounts which totaled $51,000 and $47,000 as of January 28, 2006 and January 30, 2005, respectively. The provision for doubtful accounts is included in selling, general and administrative expenses and totaled $4,000, $10,000 and $0 for fiscal years 2005, 2004 and 2003, respectively. Generally, past due receivables are charged interest and accounts are charged off against the allowance for doubtful accounts when deemed uncollectible.
Inventories consist of fabrics and sewing notions held for sale and are stated at the lower of cost or market; cost is determined by the last-in, first-out (“LIFO”) method. The current cost of inventories exceeded the LIFO cost by $38.9 million at January 28, 2006 and $33.9 million at January 30, 2005. Additionally, the costs related to handling and distribution as well as freight, duties and fees related to purchases of inventories are capitalized into ending inventory, with the net change recorded as a component of costs of goods sold. At January 28, 2006 and January 30, 2005, inventories included such capitalized costs for handling and distribution totaling $13.7 million and $13.9 million, respectively. During fiscal 2005, 2004 and 2003, the Company included in cost of goods sold $15.1 million, $15.4 million and $13.7 million, respectively, related to handling and distribution costs, and $2.4 million, $2.0 million and $1.4 million, respectively, related to depreciation and amortization expense.
Hancock provides for slow-moving or obsolete inventories throughout the year by marking down impacted inventory to its net realizable value. In addition, Hancock records specific lower of cost or market reserves when necessary to the extent that markdowns have not yet been reflected. At January 28, 2006, the amount of such reserve totaled $372,000. There was no reserve at January 30, 2005.
Vendor allowances and rebates are recorded as a reduction of the cost of inventory and cost of goods sold.
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease term as discussed in “Operating leases” below. Average depreciable lives are as follows: buildings and improvements 5-40 years, leasehold improvements 5-15 years and fixtures and equipment 3-8 years.
Asset retirement obligations are created as a result of certain lease requirements that Hancock remove certain assets and restore the properties to their original condition. The obligations are recorded at the inception of the lease based on estimates of the actions to be taken and related costs. Adjustments are made when necessary to reflect actual results. No adjustments were made during the current or prior years (see further discussion in Note 3).
Long-lived asset impairment is assessed annually or when events or changes in circumstances indicate impairment may have occurred. The assessment is performed at the individual store level by comparing the carrying value of the assets with their estimated future undiscounted cash flows in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. If the undiscounted cash flows are less than the carrying value, the discounted cash flows or comparable fair values are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. Fair values are estimated based on the discounted cash flows from the proceeds from the estimated liquidation values of the assets. During 2005, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent. The net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $4.0 million for stores deemed to be at least partially impaired, and the Company recorded an impairment charge of $3.9 million due to the declining operations of the related stores and the impact on expected cash flows. The charge included $3.7 million related to property and equipment and approximately $200,000 related to other noncurrent assets. No impairment losses were recorded in 2004 or 2003.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test for impairment. First, the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting unit is estimated using the discounted present value of future cash flows. Each of the stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Due to declining operating results and other factors, the Company performed an evaluation of goodwill in the fourth quarter of 2005 which resulted in goodwill impairment charges of $262,000. Additional charges may be required in the future based on changes in the fair value of reporting units and the annual goodwill impairment evaluation performed in the first quarter of each fiscal year and updated when events arise indicating potential impairment.
Self-insured reserves are recorded for the Company’s self-insured programs for general liability, workers’ compensation and employee medical claims, although the Company maintains certain stop-loss coverage with third-party insurers to limit its total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and incurred but not yet reported based upon the Company’s estimate of ultimate cost, which is calculated with consideration of analyses of historical data, severity factors and/or valuations provided by third- party actuaries. The Company monitors new claims and claim development as well as negative trends related to the claims incurred but not reported in order to assess the adequacy of its insurance reserves. While the Company does not expect the amounts ultimately paid to differ significantly from its estimates, the Company’s self-insurance reserves and corresponding expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.
Operating leases result in rent expense recorded on a straight-line basis over the expected life of the lease beginning with the point at which the Company obtains control and possession of the lease properties. The expected life of the lease includes the build-out period where no rent payments are typically due under the terms of the lease; rent holidays; and available lease renewals and option periods reasonably assured of exercise due to economic penalties. Also, the leases often contain predetermined fixed escalations of the minimum rentals during the term of the lease which are also recorded on a straight-line basis over the expected life of the lease. The difference between the lease payment and rent expense in any period is recorded as stepped rent accrual in other noncurrent liabilities in the consolidated balance sheet.
The Company records tenant allowances from landlords as lease incentives, which are amortized as a reduction of rent expense over the expected life of the lease. Furthermore, improvements made by the Company as required by the lease agreements are capitalized by the Company as prepaid rent expense in other noncurrent assets and are amortized into rent expense over the expected life of the lease.

Additionally, certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on sales volume in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.
Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.
Advertising, including production costs, is charged to expense on the first day of distribution. Advertising expense for 2005, 2004, and 2003, was $16.3 million, $17.5 million, and $17.2 million, respectively.
Pre-opening costs of new stores are charged to expense as incurred.
Earnings per share is presented for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Hancock (see Note 12).
Financial instruments are evaluated using the following methods and assumptions to estimate the fair value of each class of financial instruments: cash and receivables — the carrying amounts approximate fair value because of the short maturity of those instruments; long-term debt — the carrying amounts approximate fair value because of the variable interest rates. Throughout all years presented, Hancock did not have any financial derivative instruments outstanding.
Income taxes are recorded using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Hancock’s deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the Company expects to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.
Stock options are accounted for using the intrinsic value method where compensation cost for stock options is measured as the excess, if any, of the quoted market price of Hancock’s stock at the date of grant over the amount an employee must pay to acquire the stock. For each of the three years in the period ended January 28, 2006, the exercise price of all options granted had equaled the fair market value at the date of grant; accordingly, no compensation expense for stock options has been recorded.
Pro-forma information regarding net earnings (loss) and earnings (loss) per share as if the fair value method had been applied in measuring compensation expense is presented below (in thousands, except per share amounts):

		Restated	Restated
	2005	2004	2003
Net earnings (loss), as reported	$(30,251)	$1,694	$17,302
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,283)	(1,604)	(963)

Pro forma net earnings (loss)	$(32,534)	$90	$16,339

Earnings (loss) per share:
Basic — as reported	$(1.63)	$.09	$.98

Basic — pro forma	$(1.76)	$.00	$.92

Diluted — as reported	$(1.63)	$.09	$.93

Diluted — pro forma	$(1.76)	$.00	$.88

See Note 11 to the Consolidated Financial Statements for the key assumptions utilized to determine the fair value of options.
Restricted stock is recorded as a contra equity account for the total fair value of the shares awarded and is amortized into expense over the vesting period. During 2005, 2004 and 2003 the Company recorded restricted stock expense totaling $798,000, $2,422,000 and $2,492,000, respectively.
Comprehensive income and the components of accumulated comprehensive income include net earnings (loss) and the changes in minimum pension liabilities, net of taxes.
Treasury stock is repurchased periodically by Hancock. These treasury stock transactions are recorded using the cost method.
Concentration of Credit Risk. Financial instruments which potentially subject Hancock to concentrations of risk are primarily cash and cash equivalents and trade and other receivables. Hancock places its cash and cash equivalents in various insured depository institutions which limits the amount of credit exposure to any one institution. In the ordinary course of business, Hancock extends credit to certain parties which are unsecured; however, Hancock has not historically had significant losses on the realization of such assets.
Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as idle facilities, excess freight and handling costs, and waste materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on Hancock’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on Hancock’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“SFAS 123R”). SFAS 123R requires that all grants of employee stock options and other similar share-based awards be recognized in the financial statements based on their grant-date fair values. SFAS 123R is effective for annual periods beginning after June 15, 2005. The Company was required to apply SFAS 123R to all awards granted, modified or settled as of the beginning of the fiscal year beginning January 29, 2006. The Company elected to apply the modified-prospective transition method. Under the modified-prospective method, the Company must recognize compensation cost for all awards, including modifications to existing awards, subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. At the date of adoption, the Company had a fair value of total unvested awards totaling $4.5 million which will be expensed over the remaining vesting period. Additionally, the Company previously reflected forfeitures of stock awards as they occurred; however, SFAS 123R requires estimates of forfeitures in determining the fair value of grants, which upon adoption of SFAS 123R the Company recorded a cumulative effect for the accounting change totaling $714,000 (pre-tax). Upon adoption, the Company also reclassified its unearned deferred compensation on restricted stock balance totaling $3.1 million to additional-paid-in capital.
In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The adoption of FIN 47 did not have a material impact on Hancock’s consolidated financial statements.
In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”) to replace Accounting Principles Board Opinion No. 20, Accounting Changes, and FAS 3, Reporting Accounting Changes in Interim Periods. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. SFAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on Hancock’s consolidated financial statements.
In June 2005, the FASB approved Emerging Issues Task Force Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (“EITF 05-06”). EITF 05-06 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance was effective for periods beginning after June 29, 2005. The implementation of EITF 05-06 has not had a material impact on Hancock’s consolidated financial statements.

In October 2005, the FASB issued FSP FAS 13-1, Accounting for Rental Costs Incurred during Construction Period. FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, SFAS 151 requires that a lessee shall cease capitalizing rental costs as of the effective date of FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for periods beginning after December 15, 2005. The adoption of FSP FAS 13-1 did not have a material impact on Hancock’s consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its financial statements of FIN 48 upon adoption effective in fiscal year 2007.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States of America. Under SFAS 157, there is now a common definition of fair value to be used throughout accounting principles, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt SFAS 157 in fiscal 2009, but has not yet begun to evaluate the effects, if any, of adoption on Hancock’s consolidated financial statements.
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires a plan sponsor to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Such changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective to the Company as of the end of the fiscal year ending after December 15, 2006. The Company sponsors a fully-funded defined benefit pension plan and an unfunded postretirement health and life plan. If management had applied the requirements of SFAS 158 as of January 28, 2006, the impact would have been an approximately $11.1 million increase in shareholders’ equity to reflect the funded status of the Company’s defined benefit pension, supplemental retirement benefit, and post-retirement health and life plans. Information relating to the defined benefit pension and postretirement health and life plans are provided in Note 11 to the Consolidated Financial Statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company currently measures plan assets and benefit obligations at December 31 each year. As such, the Company will be required to perform the measurements as of the end of each fiscal year, but does not believe the change will have a material impact on the reported amounts.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for the Company’s 2007 fiscal year. Hancock does not expect this statement to have a material impact on its consolidated financial statements.
In October 2006, the SEC issued Staff Accounting Bulletin (‘SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance to registrants in evaluating and quantifying financial statement misstatement. SAB 108 is effective for the Company as of February 3, 2007, either by restating previously issued financial statements or by adjusting retained earnings as of the beginning of fiscal 2006. The Company does not believe the implementation of the guidance in SAB 108 will have a material impact on the Company’s financial statements.
Several other new accounting standards became effective during the periods presented or will be effective subsequent to January 28, 2006. None of these new standards had or is expected to have a significant impact on Hancock’s consolidated financial statements.
Note 3 – Restatement of Previously Issued Financial Statements
During the fiscal year 2005 closing process, the Company discovered errors in its previously issued consolidated financial statements. Based on the nature of the errors and their impact on the previously issued financial statements, the Company has restated its consolidated financial statements for fiscal years 2004 and 2003 and opening consolidated shareholders’ equity as of February 2, 2003. Additionally, the Company has restated the quarterly financial data for the quarterly periods in fiscal years 2005 and 2004. The nature of the errors identified, the details of the related adjustments and their impact on the previously issued consolidated financial statements are discussed below.
Pensions – The actuarial calculations of pension benefit obligations had been incorrectly calculated for the periods from 1988 through 2004. The error resulted in the understatement of pension expense and the related benefit obligations for financial reporting purposes for the years 1988 to 2004. Additionally, the Company’s supplemental retirement benefit plan (“SERP”) had been improperly excluded from the calculation of benefit obligations and pension expense in prior periods.
The cumulative after-tax understatement of pension expense for periods prior to fiscal year 2003 was $1,510,000; and the after-tax understatement of 2004 and 2003 pension expense was $134,000 and $120,000, respectively. Additionally, the increase in the benefit obligations required the Company to record minimum pension liabilities for the amount by which the Company’s accumulated benefit obligations exceeded the fair value of the pension assets as of February 2, 2003 which totaled $11,884,000 after-tax.
Leases – The Company has reviewed and updated its lease-related accounting policies pertaining to straight-line rent expense, classification of leasehold improvements/tenant incentives, asset retirement obligations and other lease-related matters to ensure those policies were in accordance with accounting principles generally accepted in the United States of America. The Company determined that certain lease-related accounting policies were not appropriate as described below.

Prior to 2005, the Company had not properly reflected lease renewals, options reasonably assured of exercise due to economic penalties and rent holidays in its determination of lease terms for new leases, lease modifications, and lease renewals. Therefore, the Company has adjusted its calculations of deferred stepped rent for the applicable lease terms and restated its previously issued financial statements.
Improvements made by the Company as required by the applicable lease agreements had been improperly classified as leasehold improvements (property and equipment) in prior periods; such improvements should be classified as prepaid rent and amortized over the lease term to rent expense. Therefore, the Company has corrected the classification of such assets from property and equipment (leasehold improvements) to other noncurrent assets; adjusted the amortization period to reflect the lease term used in the calculation of deferred stepped rent above; and corrected the classification of the amortization expense from depreciation to rental expense.
Additionally, the Company determined that substantially all leases require that the premises be returned to its original condition, reflecting normal wear and tear, upon lease termination; therefore, the Company should have recorded an asset retirement obligation in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). The Company determined that it will incur costs, primarily related to the removal of signage from its retail stores, at the lease termination. SFAS 143 requires that these costs be recorded at their fair value at lease inception. SFAS 143 was effective for the Company for periods beginning February 3, 2003 (fiscal year 2003) with the impact at adoption being reported as a cumulative effect of a change in an accounting principle. Therefore, previously issued financial statements have been restated to include the accounting change.
Previously reported consolidated retained earnings as of February 2, 2003 has been decreased by $593,000 after-tax to reflect the corrections related to the lease accounting matters. Additionally, the aggregate after-tax impact of the lease accounting matters increased net earnings in 2004 and 2003 by $33,000 and $129,000, respectively. Also, the classification of leasehold improvements totaling $3,776,000 has been corrected to classify them as other noncurrent assets at January 30, 2005 resulting in a correction of the classification in the statement of operations from depreciation expense to selling, general and administrative expenses totaling $486,000 and $361,000 for 2004 and 2003, respectively.
Inventories – The Company has determined that inbound freight on shipments from vendors directly to the Company’s store locations has not been capitalized as a component of inventory in prior periods. Additionally, the Company has determined that intracompany profits between the warehouse and stores were improperly stated in prior periods.
The Company has recorded the required adjustments to previously issued financial statements to correct these matters which resulted in an aggregate $805,000 after-tax increase to opening consolidated retained earnings as of February 2, 2003, and an after-tax increase of $147,000 and an after-tax decrease of $62,000 to net earnings for 2004 and 2003, respectively.
Additionally, the Company has determined that the costs related to handling and distribution of inventories within its warehousing operations that are capitalized as a component of ending inventories have been incorrectly classified in the statement of operations as selling, general and administrative expenses and depreciation and amortization expense rather than cost of goods sold in its previously issued consolidated financial statements. Accordingly, the Company has restated its previously issued statements of operations to correct the classification of the costs by increasing cost of goods sold by $18.3 million and $16.4 million in fiscal 2004 and 2003, respectively; decreasing selling, general and administrative expenses by $15.9 million and $14.6 million in fiscal 2004 and 2003, respectively; and decreasing depreciation and amortization expense by $2.4 million and $1.8 million in fiscal 2004 and 2003, respectively. The correction of the classification had no impact on the consolidated balance sheets, total stockholders’ equity or net earnings for the periods.
Prior accruals related to cut-offs for in-transit inventory purchases were also determined to be incorrect. Accordingly, the Company increased inventories and accounts payable $2,720,000 at January 30, 2005. In addition, the January 30, 2005 LIFO reserve was previously disclosed as approximately $38 million; however, such amount was overstated by $3.6 million due to an error. The correction of this matter had no impact on net inventory or cost of goods sold.
Accruals – The Company determined that its prior accruals related to the cut-off for normal operating expenses, utilities, lease insurance, taxes, and common area maintenance expenses were incorrect.
Accordingly, previously reported consolidated retained earnings as of February 2, 2003 has been decreased by $849,000 after-tax to correct such accruals. The aggregate after-tax impact of these matters decreased net earnings in 2004 by $115,000 and increased net earnings in 2003 by $17,000. Additionally, accounts payable increased by $1,487,000 for operating expenses at January 30, 2005.
Other – In addition to the accounting for pensions, leases, inventory and accruals discussed above, the Company has restated the financial statements to correct for previously unrecorded immaterial items which resulted in an aggregate $145,000 after-tax decrease to opening consolidated retained earnings as of February 2, 2003 and an after-tax increase of $5,000 and a decrease of $90,000 in net earnings in the statement of operations for fiscal years 2004 and 2003, respectively.
In addition, balance sheet classification errors include the following as of January 30, 2005: (i) $2,284,000 increase in credit card receivables and a decrease to cash. The decrease in cash was reclassed through an increase to accounts payable to account for book overdrafts reported as accounts payable; (ii) $487,000 increase in insurance claim receivables and accrued liabilities; (iii) $737,000 decrease in prepaid sales tax and accrued liabilities; (iv) $1,267,000 decrease in inventories, $551,000 increase in property and equipment, and $716,000 increase in prepaid expenses related to supplies and fixtures; and (v) $853,000 decrease in accrued liabilities, $325,000 decrease in other liabilities, and a $1,178,000 increase in stockholders’ equity (deferred compensation) for restricted stock amortization. Also, the correction of the classification of restricted stock amortization totaling $1,331,000 from accrued liabilities to deferred compensation (in shareholders’ equity) was recorded as of February 2, 2003.
Summary – The following tables summarize the effect of the adjustments included in the restatement on retained earnings, statement of operations, and components of the consolidated balance sheet and consolidated statement of cash flows.

Impact of Restatement on Shareholders’ Equity as of February 2, 2003 (in thousands)

		Accumulated
		Other		Total
	Retained	Comprehensive	Deferred	Shareholders’
	Earnings	loss	Compensation	Equity

As previously reported	$208,659	$—	$(6,003)	$124,231
After-tax adjustments related to:
Pensions	(1,510)	(11,884)	—	(13,394)
Leases	(593)	—	—	(593)
Inventories	805	—	—	805
Accruals	(849)			(849)
Other	(145)	—	1,331	1,186

As restated	$206,367	$(11,884)	$(4,672)	$111,386

Consolidated Statement of Operations for the Fiscal Year Ended January 30, 2005
(in thousands, except per share data)

	As Previously	Adjustments for:					As
	Reported	Pensions	Leases	Inventories	Accruals	Other	Restated

Sales	$426,691	$—	$—	$—	$—	$19	$426,710
Cost of goods sold	217,570	—	—	18,094	—	—	235,664

Gross profit	209,121	—	—	(18,094)	—	19	191,046
Selling, general and administrative expense	197,637	211	478	(15,907)	180	10	182,609
Depreciation and amortization	7,796	—	(530)	(2,417)	—		4,849

Operating income	3,688	(211)	52	230	(180)	9	3,588
Interest expense, net	927	—	—	—	—	—	927

Earnings before income taxes	2,761	(211)	52	230	(180)	9	2,661
Income taxes	1,003	(77)	19	83	(65)	4	967

Net earnings	$1,758	$(134)	$33	$147	$(115)	$5	$1,694

Basic earnings per share	$0.10	$(0.01)	$—	$0.01	$(0.01)	$—	$0.09
Diluted earnings per share	0.09	(0.01)	—	0.01	—	—	0.09

Consolidated Statement of Operations for the Fiscal Year Ended February 1, 2004
(in thousands, except per share data)

	As Previously	Adjustments for:					As
	Reported	Pensions	Leases	Inventories	Accruals	Other	Restated
Sales	$443,605	$—	$—	$—	$—	$4	$443,609
Cost of goods sold	215,012	—	—	16,489	—	—	231,501

Gross profit	228,593	—	—	(16,489)	—	4	212,108
Selling, general and administrative expense	194,444	188	(192)	(14,609)	(27)	144	179,948
Depreciation and amortization	6,275	—	(266)	(1,783)	—		4,226

Operating income	27,874	(188)	458	(97)	27	(140)	27,934
Interest expense, net	515	—	—	—	—	—	515

Earnings before income taxes and cumulative effect of change in accounting principle	27,359	(188)	458	(97)	27	(140)	27,419
Income taxes	9,931	(68)	166	(35)	10	(50)	9,954

Earnings before cumulative effect of change in accounting principle	17,428	(120)	292	(62)	17	(90)	17,465
Cumulative effect of change in accounting principle, net of tax benefit of ($95)	—	—	(163)	—	—	—	(163)

Net earnings	$17,428	$(120)	$129	$(62)	$17	$(90)	$17,302

Basic earnings per share:
Earnings before cumulative effect of change in accounting principle	$0.99	$(0.01)	$0.02	$—	$—	$(0.01)	$0.99
Cumulative effect of change in accounting principle	—	—	(0.01)	—	—	—	(0.01)

Net earnings	$0.99	$(0.01)	$0.01	$—	$—	$(0.01)	$0.98

Diluted earnings per share:
Earnings before cumulative effect of change in accounting principle	$0.94	$(0.01)	$0.02	$—	$—	$(0.01)	$0.94
Cumulative effect of change in accounting principle	—	—	(0.01)	—	—	—	(0.01)

Net earnings	$0.94	$(0.01)	$0.01	$—	$—	$(0.01)	$0.93

Consolidated Balance Sheet Components as of January 30, 2005
(in thousands)

		Adjustments for:
	As Previously						Balance Sheet	As
	Reported	Pensions	Leases	Inventories	Accruals	Other	Reclassifications	Restated
Receivables	$872	$—	$—	$—	$—	$153	$2,771	$3,796
Inventories	155,857	—	—	4,116	—	—	(1,267)	158,706
Income tax refundable	—	—	—	—	—	—	87	87
Prepaid expenses	2,115	—	—	—	—	—	(21)	2,094
Total current assets	162,636	—	—	4,116	—	153	1,570	168,475
Property and equipment, net	71,261	—	(3,615)	—	—	—	551	68,197
Pension payment in excess of required contribution	13,961	(13,961)	—	—	—	—	—	—
Deferred tax assets	4,157	6,261	249	—	—	55	(155)	10,567
Other assets	3,030	—	3,042	—	—	—	—	6,072
Total assets	259,525	(7,700)	(324)	4,116	—	208	1,966	257,791

Accounts payable	41,681	—	—	2,720	1,487	118	2,284	48,290
Accrued liabilities	20,044	—	(783)	—	—	242	(1,103)	18,400
Deferred tax liabilities	4,192	—	—	—	(315)	(88)	690	4,479
Income taxes	463	—	—	507	(225)	13	(758)	—
Total current liabilities	66,380	—	(783)	3,227	947	285	1,113	71,169
Pension liabilities	—	3,221	—	—	—	—	—	3,221
Other liabilities	10,918	—	892	—	—	150	(325)	11,635
Total liabilities	130,959	3,221	109	3,227	947	435	788	139,686

Retained earnings	211,032	(1,764)	(433)	889	(947)	(227)	—	208,550
Accumulated comprehensive loss – minimum pension liabilities	—	(9,157)	—	—	—	—	—	(9,157)
Deferred compensation	(5,584)	—	—	—	—	—	1,178	(4,406)
Total shareholders’ equity	128,566	(10,921)	(433)	889	(947)	(227)	1,178	118,105
Total liabilities and shareholders’ equity	259,525	(7,700)	(324)	4,116	—	208	1,966	257,791

Components of Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 30, 2005			Year Ended February 1, 2004
	As			As
	Previously	Total		Previously	Total
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net earnings (loss)	$1,758	$(64)	$1,694	$17,428	$(126)	$17,302
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation and amortization, including cost of goods sold	7,796	(955)	6,841	6,275	(634)	5,641
Deferred income taxes	3,129	—	3,129	(1,707)	(95)	(1,802)
Amortization of deferred compensation on restricted stock incentive plan	2,631	(209)	2,422	2,436	56	2,492
Reserve for sales returns and bad debts	—	(11)	(11)	—	(4)	(4)
Stepped rent accrual	—	(209)	(209)	—	(95)	(95)
Cumulative effect of change in accounting principle	—	—	—	—	258	258
Tax benefit of stock options exercised	569	(569)	—	1,026	(1,026)	—
(Increase) decrease in assets						—
Receivables and prepaid expenses	283	144	427	400	(384)	16
Inventories at current cost	(1,808)	364	(1,444)	(9,548)	4,423	(5,125)
Income tax refundable	—	(87)	(87)	—	—	—
Pension payment in excess of required contribution	1,975	(1,975)	—	2,893	(2,893)	—
Other noncurrent assets	294	761	1,055	239	829	1,068
Increase (decrease) in liabilities						—
Accounts payable	(1,023)	(331)	(1,354)	(1,653)	(150)	(1,803)
Accrued liabilities	(2,244)	449	(1,795)	1,437	(1,386)	51
Income taxes payable	(5,670)	699	(4,971)	2,429	1,047	3,476
Long-term pension and SERP liabilities	—	2,103	2,103		2,735	2,735
Other liabilities	1,242	(110)	1,132	4,331	(2,555)	1,776
Net cash provided by (used in) operating activities	10,555	—	10,555	25,328	—	25,328

Net cash provided by (used in) investing activities	(22,438)	—	(22,438)	(21,867)	—	(21,867)

Net cash provided by (used in) financing activities	11,595	—	11,595	(3,970)	—	(3,970)

Decrease in cash and cash equivalents	(288)	—	(288)	(509)	—	(509)
Cash and cash equivalents:
Beginning of period	4,080	—	4,080	4,589	—	4,589

End of period	3,792	—	3,792	4,080	—	4,080

Note 4 — Property and Equipment (in thousands)

		Restated
	2005	2004
Buildings and improvements	$26,551	$26,551
Leasehold improvements	6,072	7,958
Fixtures and equipment	70,941	73,974
Assets held for sale	715	4,678

	104,279	113,161
Accumulated depreciation and amortization	(51,693)	(48,326)

	52,586	64,835
Land	3,362	3,362

Total property and equipment, at depreciated cost	$55,948	$68,197

The sale of the Company’s former distribution center previously classified as held for sale was completed during January 2006 with no material gain or loss. In addition, the Company completed lease financing transactions for four properties during 2005 with a net book value of $4.1 million. Due to the Company’s continuing involvement, the Company has reflected the proceeds received as long-term lease financing obligations. The transaction also resulted in a potential gain that, subject to the Company’s continued involvement in the property, will be recognized in fiscal 2020. Future minimum lease obligations relating to these transactions are included in Note 7 below.
Note 5 — Accrued Liabilities (in thousands)

		Restated
	2005	2004
Payroll and benefits	$3,943	$4,235
Property taxes	4,342	4,097
Workers’ compensation and deferred compensation	3,215	2,510
Medical claims, customer liability claims and property claims	2,560	2,553
Sales taxes	1,577	1,312
Gift card liability	1,002	828
Current portion of reserve for store closings (Note 14)	604	683
Other	2,780	2,182

	$20,023	$18,400

Note 6 — Long-Term Debt Obligations
On June 29, 2005, the Company entered into the Credit Facility with Wachovia Bank and other lenders. The Credit Facility replaced the Company’s previously existing revolving credit agreements with a group of banks which the Company terminated on June 29, 2005.
The Credit Facility is a five-year $110 million commitment, although there are minimum levels of availability that must be maintained which have the effect of limiting the amount that can be borrowed to less than $110 million. This agreement provides for an unused line fee, ranging from .25% to .35% depending upon excess availability. The Company has the option of selecting either a “prime rate” or Eurodollar loan. Advances under the Credit Facility will accrue interest either (x) at the Applicable Margin (as defined in the Loan and Security Agreement) plus the higher of (i) the rate of interest periodically announced by Wachovia as its “prime rate”, or (ii) the federal funds effective rate from time to time plus 0.50% or (y) at the Applicable Margin plus the Adjusted Eurodollar Rate (which is a rate derived from the London Interbank Offered Rate). Most borrowings under the Credit Facility are made at the Applicable Margin plus the Adjusted Eurodollar Rate and are outstanding for 30 day periods. At January 28, 2006, Hancock had outstanding borrowings of approximately $51 million with a weighted average interest rate of approximately 5.9%.
The Credit Facility is collateralized by a first priority perfected collateral interest in and liens upon all of the Company’s present and future assets. The Credit Facility also contemplates the issuance of letters of credit aggregating up to $25 million, provided that all borrowings under the Credit Facility do not exceed $110 million.
The Credit Facility contains several covenants, including but not limited to, timely filing of financial statements and limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends. In addition, there is a financial covenant that requires the Company to maintain at least $25 million of excess availability, as defined. A violation of a covenant could result in a default under the Credit Facility, which would permit the lenders to restrict the Company’s ability to borrow or initiate letters of credit, and require immediate repayment of amounts outstanding. The excess availability as of the most recent date submitted, December 15, 2006, was $41.0 million ($16.0 million more than required). As of January 5, 2007, the total outstanding under the Credit Facility was $71 million, which includes borrowings and letters of credit. Subsequent to January 28, 2006, the Credit Facility was amended by the Company and the bank group to allow the Company until January 15, 2007 to file financial statements for the fiscal year ended January 28, 2006, and until February 28, 2007 to file the 2006 quarterly financial statements.
At January 28, 2006, Hancock had commitments under the Credit Facility of $3.0 million under documentary and standby letters of credit which support purchase orders for merchandise. Hancock also had a standby letter of credit of $5.5 million to guarantee payment of potential future workers’ compensation claims.
Prior to entering into the new Credit Facility agreement, Hancock had two uncollateralized revolving credit arrangements totaling $50 million with a group of banks. These agreements provided for an annual facility fee, equal to .25% of the total facility amount. Borrowings under the revolving credit agreements bore interest at a negotiated rate, a floating rate (the higher of the federal funds rate plus .50% or the prime rate), a rate derived from the Money Market Rate or a rate derived from the London Interbank Offered Rate. Hancock had outstanding borrowings of $31 million under the revolving credit arrangements at January 30, 2005, with an effective interest rate of 3.40%. These credit arrangements terminated June 29, 2005.
At January 30, 2005, Hancock had an arrangement that provided for up to $5.0 million in letters of credit. Hancock had commitments under this arrangement of $710,000 on issued letters of credit which supported purchase orders for merchandise to be imported. Hancock also had a standby letter of credit of $5.5 million to guarantee payment of potential future workers’ compensation claims.
Note 7 — Long-Term Leases
Hancock leases its retail fabric store locations under non-cancelable operating leases expiring at various dates through 2024.

Rent expense consists of the following (in thousands):

		Restated	Restated
	2005	2004	2003
Minimum rent	$32,061	$30,687	$29,788
Common area maintenance	3,291	3,043	2,803
Stepped rent adjustment	(439)	(268)	(389)
Equipment leases	689	599	440

	$35,602	$34,061	$32,642

Additional rent based on sales	$126	$183	$234

Taxes	$6,133	$5,336	$5,243

Insurance	$532	$520	$437

The amounts shown in the minimum rental table below (in thousands) reflect only future minimum rent payments required under existing store operating leases and income from non-cancelable sublease rentals. In addition to those obligations, certain of Hancock’s store operating leases require payment of pass-through costs such as common area maintenance, taxes and insurance.

		Sublease
Fiscal Year	Payments	Rentals
2006	$32,123	$(1,331)
2007	27,466	(804)
2008	23,073	(542)
2009	17,791	(329)
2010	14,007	(199)
Thereafter	42,536	(88)

Total minimum lease payments (income)	$156,996	$(3,293)

Note 8 — Income Taxes (in thousands)
The components of income tax expense (benefit) are as follows (in thousands):

		Restated	Restated
	2005	2004	2003
Currently payable
Federal	$(7,239)	$(2,030)	$11,083
State	—	(132)	673

	(7,239)	(2,162)	11,756

Deferred
Current	1,410	1,079	35
Noncurrent	5,140	2,050	(1,837)

	6,550	3,129	(1,802)

	$(689)	$967	$9,954

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

The deferred tax assets (liabilities) are comprised of the following (in thousands):

		Restated
	2005	2004
Current:
Deferred tax assets:
Other employee benefit costs	$881	$811
Insurance reserves	1,464	1,249
Deferred compensation	69	342
Store closing costs	286	248
Leases	47	312
Other	168	663
Valuation allowance established through statement of operations	(2,397)	—
Deferred tax liabilities:
Inventory valuation methods	(6,407)	(8,104)

Net current deferred tax liabilities	(5,889)	(4,479)

Noncurrent:
Deferred tax assets:
Other employee benefit costs	396	737
Insurance reserves	688	745
Postretirement benefits other than pensions	8,302	8,226
Deferred compensation	2,397	2,419
Pension liabilities	3,314	1,169
Valuation allowances established through other comprehensive loss	(1,520)	—
Store closing costs	142	175
Leases	—	867
NOL carryforward	3,117	838
NOL carryforward valuation allowance — state	(1,370)	(838)
Fixed asset impairment	1,353	—
Other	236	—
Valuation allowances established through statement of operations	(7,372)	—
Deferred tax liabilities:
Accelerated depreciation	(3,314)	(3,267)
Lease accounting	(480)	—
Goodwill amortization	(462)	(417)
Other	—	(87)

Net noncurrent deferred tax assets	5,427	10,567

Net deferred tax asset (liability)	$(462)	$6,088

During 2005, the Company created net operating loss carryforwards for federal income tax purposes totaling $5.1 million which will expire in 2020. Additionally, the Company has net operating loss for state income tax purposes totaling $68.5 million which expire in various periods through 2025.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

		Restated	Restated
	2005	2004	2003
Statutory federal income tax rate (benefit)	(35.0)%	35.0%	35.0%
State income taxes, net of federal income tax effect	(1.3)	1.3	1.3
Valuation allowance	33.3	—	—
Other	0.8	—	—

Effective tax rate (benefit)	(2.2)%	36.3%	36.3%

The Company determined that the net deferred tax assets were not “more likely than not” to be realized and recorded a valuation allowance in the statement of operations totaling $10.3 million and $0 in 2005 and 2004, respectively, and valuation allowances relating to long-term minimum pension liabilities of $1.5 million and $0 in 2005 and 2004, respectively, through other comprehensive income (loss).
Note 9 — Other Liabilities (in thousands)

		Restated
	2005	2004
Long-term workers’ compensation and deferred compensation	$6,203	$7,117
Long-term stepped rent accrual	2,481	2,425
Reserve for store closing	575	483
Asset retirement obligations	523	473
Other	763	1,137

	$10,545	$11,635

Note 10 — Shareholders’ Interest
Authorized Capital. Hancock’s authorized capital includes five million shares of $.01 par value preferred stock, none of which have been issued.
Common Stock Purchase Rights. Hancock has entered into a Common Stock Purchase Rights Agreement, as amended (the “Rights Agreement”), with Continental Stock Transfer & Trust Company as Rights Agent. The Rights Agreement, in certain circumstances, would permit shareholders to purchase common stock at prices which would be substantially below market value. These circumstances include the earlier of (i) the tenth day after an announcement that a person or group has acquired beneficial ownership of 20% or more of Hancock’s shares, with certain exceptions such as a tender offer that is approved by a majority of Hancock’s Board of Directors, or (ii) the tenth day, or such later date as set by Hancock’s Board of Directors, after a person or group commences, or announces its intention to commence, a tender or exchange offer, the consummation of which would result in beneficial ownership of 30% or more of Hancock’s shares. The Rights Agreement was amended on December 9, 2005 to include a three-year independent director evaluation provision (the “TIDE Provision”). The TIDE provision requires an independent committee of the Company’s Board of Directors to review the Rights Agreement every three years and evaluate whether the Rights Agreement still is in the best interest of the Company and its shareholders.
Stock Repurchase Plan. In prior years and continuing in fiscal 2005, repurchases of approximately 13 million shares have been made. As of January 28, 2006, 243,753 shares are available for repurchase under the most recent authorization.

Note 11 — Employee Benefit Plans
Stock Options. In 1996, Hancock adopted the 1996 Stock Option Plan (the “1996 Plan”) which authorized the granting of options to employees for up to 2,000,000 shares of common stock at an exercise price of no less than 50% of fair market value on the date the options are granted. The exercise price of all options granted under this Plan has equaled the fair market value on the grant dates. The employee stock options granted under the 1996 Plan vest ratably over a period of not less than two years and expire ten years after the date of grant. The 1996 Plan expired on September 30, 2001 and a preceding plan, the 1987 Stock Option Plan expired on March 22, 1997. Both plans prohibit grants after the expiration date.
In 2001, Hancock adopted the 2001 Stock Incentive Plan (the “2001 Plan”) which authorized the granting of options or restricted stock to key employees for up to 2,800,000 shares of common stock in total, with no more than 1,000,000 of those shares being allocated to restricted stock. In 2005, the 2001 Plan was amended to increase the aggregate number of shares authorized for issuance by 350,000 shares, all of which may be issued as restricted stock. Under the 2001 Plan, as amended, the total shares available for issuance is 3,150,000. The 2001 Plan also provides for the granting of options to directors as specified in the plan document. The options granted under the 2001 Plan can have an exercise price of no less than 100% of fair market value on the date the options are granted. Options and restricted stock issued under the 2001 Plan can vest no sooner than 25% per year, and options expire ten years after the date of grant. As of January 28, 2006, a total of 1,077,550 shares remain available for grant under the 2001 Plan, including 567,200 shares which can be issued as restricted stock.
In 2004, Hancock adopted the 2004 Special Stock Plan (the “2004 Plan”) which authorizes the granting of options or restricted stock to key employees and directors for up to 200,000 shares of common stock in total, with no more than 100,000 of those shares being allocated to restricted stock. The options granted under the 2004 Plan can have an exercise price of no less than 100% of fair market value on the date the options are granted. Options and restricted stock issued under the 2004 Plan can vest no sooner than 25% per year, and options expire ten years after the date of grant. As of January 28, 2006, all of the shares available in the 2004 Plan had been issued upon the hiring of the Company’s Chief Executive Officer under an employment inducement award exemption as allowed by Section 303A.08 of the New York Stock Exchange Listed Company Manual.
A summary of stock option activity in the plans for the years ended January 28, 2006, January 30, 2005 and February 1, 2004 follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,436,125	$12.37	2,208,625	$12.13	2,196,250	$10.82

Granted	13,500	$5.77	568,200	$11.71	463,500	$15.85

Canceled	(485,275)	$12.88	(114,875)	$14.03	(110,650)	$13.50

Exercised	(4,875)	$5.00	(225,825)	$7.53	(340,475)	$8.42

Outstanding at end of year	1,959,475	$12.21	2,436,125	$12.37	2,208,625	$12.13

Exercisable at end of year	1,361,775	$11.69	1,339,400	$11.48	1,239,600	$10.14

The weighted average remaining contractual life of all outstanding options was 5.69 years at January 28, 2006.
The weighted average grant-date fair value of options granted during 2005, 2004 and 2003 was $2.07, $4.41 and $6.38, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: dividend yields of 2.82%, 2.76% and 1.64%; average expected volatility of .48, .49 and .51; risk-free interest rates of 4.08%, 3.80% and 3.47%; and an average expected life of 4.5 years in each of the three years.
A summary of the outstanding and exercisable options as of January 28, 2006 follows:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 1/28/06	Life (Years)	Price	at 1/28/06	Price
$4.25 to $5.81	202,575	4.34	$4.87	190,075	$4.81
$6.43 to $6.43	1,000	9.65	6.43	0	—
$7.50 to $7.50	252,650	5.38	7.50	252,650	7.50
$9.12 to $11.00	220,850	4.27	10.12	145,850	10.48
$12.20 to $12.20	367,000	8.36	12.20	97,375	12.20
$12.22 to $13.13	282,200	2.03	12.89	274,700	12.91
$14.25 to $15.34	12,600	2.80	14.44	11,950	14.40
$15.84 to $15.84	317,300	7.37	15.84	161,150	15.84
$16.42 to $16.42	4,000	7.64	16.42	2,000	16.42
$18.09 to $18.09	299,300	6.38	18.09	226,025	18.09

$4.25 to $18.09	1,959,475	5.69	12.21	1,361,775	11.69

Restricted Stock. On December 6, 1995, Hancock adopted the 1995 Restricted Stock Plan to provide for the issuance of restricted stock awards to employees. The aggregate number of shares that may be issued or reserved for issuance pursuant to the 1995 Restricted Stock Plan shall not exceed one million shares. The 2001 Stock Incentive Plan, as amended, and the 2004 Special Stock Plan authorized the granting of up to 1,450,000 shares of restricted stock. During 2005, 2004 and 2003, restricted shares totaling 137,000, 251,500 and 149,000, respectively, were issued to officers and key employees under the Plans. As of January 28, 2006, a total of 568,650 shares are outstanding for which restrictions have not been lifted. Compensation expense related to restricted shares issued is recognized over the period for which restrictions apply. This expense totaled $798,000, $2,422,000 and $2,492,000 in 2005, 2004 and 2003, respectively.
Retirement Plans. Hancock maintains a noncontributory qualified defined benefit retirement plan and an unfunded nonqualified Supplemental Retirement Benefit Plan (“SERP”) that affords certain benefits that cannot be provided by the qualified plan. Together, these plans provide eligible full-time employees with pension and disability benefits based primarily on years of service and employee compensation. Hancock uses a December 31st measurement date for its retirement plans.
During 2004, employees under the age of 40 were transitioned from the defined benefit plan into the 401(k) Plan and employees age 40 or older were given a choice between continuing to accrue pension benefits or participating in the 401(k) Plan. Employees who are not eligible or chose not to participate in the defined benefit plan receive an annual 401(k) contribution of 3% and a match of employee contributions up to 2%. Full-time employees hired after December 31, 2004 are eligible only for the 401(k) Plan. During 2005, the Company recognized $483,000 of expense for its 401(k) contribution and match. The net effect of this change resulted in a reduction in defined benefit obligations described as “Curtailments” in the table below.
Changes in Projected Benefit Obligation and Fair Value of Plan Assets (in thousands)

	Retirement Plan		SERP
		Restated		Restated
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$69,350	$64,670	$1,105	$989
Service cost	2,486	2,967	21	24
Interest cost	4,053	3,963	62	63
Benefits paid	(3,900)	(2,782)	(59)	(49)
Plan amendments	—	(1,216)	—	—
Actuarial loss (gain)	3,183	2,092	4	78
Curtailments	—	(344)	—	—

Benefit obligation at end of year	$75,172	$69,350	$1,133	$1,105

Change in plan assets
Fair value of plan assets at beginning of year	$65,780	$63,225
Actual return on plan assets	2,791	5,037
Employer contributions	—	300
Benefits paid	(3,900)	(2,782)

Fair value of plan assets at end of year	$64,671	$65,780

Funded Status
The funded status and the amounts recognized in Hancock’s consolidated balance sheet for the retirement plans based on an actuarial valuation were as follows (in thousands):

	Retirement Plan		SERP
		Restated		Restated
	2005	2004	2005	2004
Funded status	$(10,501)	$(3,570)	$(1,133)	$(1,105)
Unamortized prior service (benefit) cost	(977)	(1,074)	—	—
Unrecognized net actuarial loss	21,680	16,517	364	385
Recognition of minimum pension liability	(18,312)	(14,136)	(250)	(238)

Net amount recognized	$(8,110)	$(2,263)	$(1,019)	$(958)

Minimum Pension Liability
In accordance with SFAS No. 87, Employers’ Accounting for Pensions, a minimum pension liability was required in 2005 and 2004 as the accumulated benefit obligation exceeded the fair value of pension plan assets for both plans as of the measurement date. The liability, totaling $18,562,000 and $14,374,000 at January 28, 2006, and January 30, 2005, respectively, was recorded as Accumulated Other Comprehensive Loss and, because such entry had no cash impact, it is not reflected in the consolidated statement of cash flows.

Components of Net Periodic Benefit Cost (in thousands)

	Retirement Plan			SERP
		Restated	Restated		Restated	Restated
	2005	2004	2003	2005	2004	2003
Service cost	$2,486	$2,967	$2,588	$21	$24	$16
Interest cost	4,053	3,963	3,756	62	63	60
Expected return on plan assets	(5,633)	(5,424)	(4,642)	—	—	—
Transition obligation/(asset)	—	—	—	—	—	5
Amortization of prior service cost	(98)	70	86	—	4	4
Amortization of net loss	862	789	1,230	25	38	26
Curtailment expense	—	42	—	—	—	—

Net periodic benefit cost	$1,670	$2,407	$3,018	$108	$129	$111

Accumulated Benefit Obligation
The accumulated benefit obligation for the retirement plan was $72,781,000 and $68,043,000 at the measurement dates of December 31, 2005 and 2004, respectively. The accumulated benefit obligation for the SERP was $1,019,000 and $958,000 at December 31, 2005 and 2004, respectively.
Assumptions
Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	2005	2004
Discount rate	5.60%	6.00%
Rate of increase in compensation levels	4.00%	4.00%
Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%
For the retirement plan and the SERP, holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would decrease/increase the pension expense for 2006 by approximately $255,000 and $265,000, respectively.
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

Plan Assets
Hancock’s retirement plan weighted-average asset and target allocations were as follows:

	Percentage of Plan
	Assets
	January 28,	January 31,	Target
Asset Category	2006	2005	Allocation
Equity securities	66.1%	62.5%	65%
Fixed income securities	33.9%	37.5%	35%

	100.0%	100.0%	100%

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
Contributions
Hancock does not presently anticipate making any contributions to the retirement plan during 2006. Contributions to the SERP are made as benefits are paid.
Estimated Future Benefit Payments (in thousands)

	Retirement
	Plan	SERP
2006	$3,420	$59
2007	3,611	58
2008	3,802	58
2009	4,022	90
2010	4,241	90
Years 2011 through 2015	25,469	437
Postretirement Benefit Plan. Hancock maintains a postretirement medical/dental/life insurance plan for all full-time employees and retirees hired before January 1, 2003. Eligibility for the plan is limited to employees completing 15 years of credited service while being eligible for the Company’s employee medical benefit program. The Company currently contributes to the plan as benefits are paid. Hancock uses a December 31st measurement date for its postretirement benefit plan.
On December 9, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare’s prescription drug benefits. During the third quarter of 2004, Hancock adopted FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and determined that the Company’s prescription drug coverage for retirees was at least actuarially equivalent to the Medicare coverage provided under the Act. The Company elected to adopt the provisions of FSP No. 106-2 prospectively. The reduction in Hancock’s accumulated postretirement benefit obligation related to the subsidy was $3.3 million and the Company recognized a reduction in net periodic postretirement benefit cost of approximately $300,000 for the fiscal year ended January 30, 2005. During 2005, the Company decided to amend its plan to eliminate prescription drug coverage for all current and future retirees who are eligible for Medicare coverage. The reduction in the benefit obligation related to this amendment totaled $10.2 million, which will be amortized as a reduction of expense over the next eleven years.
Changes in Accumulated Postretirement Benefit Obligation (in thousands)

	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$16,226	$16,092
Service cost	600	574
Interest cost	937	904
Benefits paid	(861)	(615)
Plan amendments	(10,208)	—
Actuarial (gain) loss	2,567	(729)

Benefit obligation at end of year	$9,261	$16,226

Funded Status
The Company currently contributes to the plan as benefits are paid. The funded status and the amounts recognized in Hancock’s consolidated balance sheets for other postretirement benefits based on an actuarial valuation were as follows (in thousands):

	2005	2004
Funded status	$(9,261)	$(16,226)
Unrecognized prior service benefit	(11,475)	(1,673)
Unrecognized net actuarial gain	(2,136)	(4,762)

Net amount recognized	$(22,872)	$(22,661)

Components of Net Periodic Benefit Cost (in thousands)

	2005	2004	2003
Service costs	$600	$574	$560
Interest costs	937	904	932
Amortization of prior service cost	(405)	(250)	(250)
Amortization of unrecognized (gain) loss	(156)	(369)	(360)

Net periodic postretirement costs	$976	$859	$882

Assumptions
Weighed-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	2005	2004
Discount rate	5.60%	6.00%
Rate of increase in compensation levels	4.00%	4.00%

Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Assumed Health Care Cost Trend Rates

	2005		2004
	Employees	Employees	Employees	Employees
	under age 65	age 65 or older	under age 65	age 65 or older
Health care cost trend rate assumed for next year	9.00%	8.00%	9.50%	10.00%
Rate that the cost trend rate gradually declines to	4.75%	4.75%	4.75%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2013	2013	2013	2013
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point	One-Percentage Point
	Increase	Decrease
Effect on total service and interest costs	$287	($237)
Effect on postretirement benefit obligation	$1,111	($964)
Contributions
Hancock currently contributes to the plan as medical and dental benefits are paid and expects to continue to do so in 2006. Claims paid in 2005, 2004 and 2003, net of employee contributions, totaled $861,000, $615,000 and $490,000, respectively. Such claims include, in the case of postretirement life benefits, actual claims paid by a life insurance company and, in the case of medical and dental benefits, actual claims paid by the Company on a self-insured basis.
Estimated Future Benefit Payments (in thousands)

Net
Payments
2006	$391
2007	423
2008	458
2009	505
2010	510
Years 2011 through 2015	3,274

Note 12 — Earnings (loss) per Share
A reconciliation of basic earnings (loss) per share to diluted earnings per share follows (in thousands, except per share amounts):

	Years Ended
	January 28, 2006			January 30, 2005 (Restated)			February 1, 2004 (Restated)
	Net		Per Share	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount	Earnings	Shares	Amount
Basic EPS
Earnings available to common shareholders	$(30,251)	18,518	$(1.63)	$1,694	18,187	$.09	$17,302	17,677	$.98

Effect of Dilutive Securities
Stock options		—			209			423
Restricted stock		—			263			499

Diluted EPS
Earnings available to common shareholders plus conversions	$(30,251)	18,518	$(1.63)	$1,694	18,659	$.09	$17,302	18,599	$.93

Certain options to purchase shares of Hancock’s common stock totaling 2,012,000, 1,275,000 and 539,000 shares were outstanding during the years ended January 28, 2006, January 30, 2005 and February 1, 2004, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average price of common shares. Additionally, securities totaling 162,000 equivalent shares were excluded in 2005 as such shares were antidilutive.
Note 13 — Commitments and Contingencies
Litigation. Hancock is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, Hancock’s management is of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of Hancock.
Taxes. The Company expects that it will receive a tax assessment from the State of Mississippi resulting from an audit of the Company’s state income and franchise tax returns. In effect, the State believes that income earned by Hancock subsidiaries domiciled in another state is attributable to the Mississippi operations of the Company. Hancock vigorously disagrees with the State’s position and intends to aggressively contest this matter through appropriate judicial procedures. The tax assessment could be as much as $7 million and, if the State were to prevail, interest charges and penalties could total $3.8 million and $1.5 million, respectively.
Hancock has provided information to the State that indicates the reasons why the Company believes that no tax is due. In addition, the information includes two alternative scenarios which conclude that, even in the event that a case could be made that the subsidiaries’ results should be apportioned to other states, Mississippi would be due less than $150,000 under either scenario.
Management believes the Company’s position is strongly supported; however, an unfavorable resolution could have a material effect on the Company’s results of operations, financial condition and liquidity.

Note 14 – Reserve for Store Closings
The reserve for store closings is based on estimates of net lease obligations and other store closing costs. During 2004, the reserve was increased by $218,000 to reflect changes in prospects for sub-leasing properties and by $334,000 for stores closed in 2004. During 2005, Hancock increased the reserve by $504,000 to reflect changes in prospects for sub-leasing properties and by $133,000 for stores closed in 2005.
The 2004 and 2005 activity in the reserve is as follows (in thousands):

		Addition to
	Beginning	(Reduction in)			End of
	of Year	Reserve	Interest	Payments	Year
2004
Lease obligations	$1,561	$552	$98	$(1,045)	$1,166

2005
Lease obligations	$1,166	$637	$34	$(658)	$1,179

Note 15 – Asset Retirement Obligations (Restated)
The Company has adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires the capitalization of any retirement obligation costs as part of the carrying amount of the long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. The Company has determined that certain leases require that the premises be returned to its original condition upon lease termination. As a result, the Company will incur costs, primarily related to the removal of signage from its retail stores, at the lease termination. SFAS No. 143 requires that these costs be recorded at their fair value at lease inception. The Company’s adoption was effective during the first quarter of fiscal 2003 and as such, the Company recorded a non-cash charge to earnings of $258,000 ($163,000 net of tax) for the cumulative effect of this accounting change; property and equipment of $125,000, net of accumulated depreciation of $258,000; and an asset retirement obligation of $383,000 on its consolidated balance sheet. The charge was related to retirement obligations associated with certain assets acquired and used in the Company’s retail operations.
At January 28, 2006, January 30, 2005 and February 1, 2004, the Company had a liability pertaining to the asset retirement obligation in noncurrent liabilities on its consolidated balance sheet. The following is a reconciliation of the beginning and ending carrying amount of the Company’s asset retirement obligations (in thousands):

	2005	2004	2003
Asset retirement obligation, beginning of period	$473	$428	$—
Cumulative effect of change in accounting principle	—	—	383	(a)
Asset retirement obligation incurred and accretion expense	50	45	45

Asset retirement obligation, end of period	$523	$473	$428

Related capitalized property and equipment, net of accumulated depreciation	$173	$161	$146

(a)	The cumulative effect recorded in the statement of operations of $258,000 was net of property and equipment totaling $125,000 at the date of adoption.

Management’s Responsibility for Financial Reporting
Management is responsible for the integrity and objectivity of the financial information included in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Where necessary, the financial statements reflect estimates based on management judgment.
Management has established and maintains internal control over financial reporting for the Company and its subsidiaries. Internal control over financial reporting is designed to provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, that policies and procedures are implemented by qualified personnel, and that published financial statements are properly prepared and fairly presented. The Company’s internal control over financial reporting is supported by widely communicated written policies, including business conduct policies, which are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. Internal auditors continually review the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Hancock’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the assessment of the Company’s internal control over financial reporting, the Company’s management has identified the following material weaknesses in the Company’s internal control over financial reporting as of January 28, 2006:

1.	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP and internal control over financial reporting commensurate with the Company’s financial reporting requirements. Specifically, the Company did not have a sufficient number of qualified personnel to establish, communicate and apply accounting policies and procedures in accordance with GAAP, and lacked adequate management supervision and oversight of finance and accounting staff to ensure the completeness and accuracy of the financial statements and related disclosures. These control deficiencies contributed to the material weaknesses discussed in items 2 through 6 below and resulted in audit adjustments to the fiscal 2005 annual consolidated financial statements, and the restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, these control deficiencies could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

2.	The Company did not maintain effective controls over the completeness and accuracy of inventory. Specifically, effective controls were not designed and in place to ensure the completeness and accuracy of (i) the weight conversion factors used to determine the accuracy of the fabric inventory, (ii) the unit costs assigned to certain inventory items, (iii) capitalized in-bound freight, (iv) intracompany profit elimination between the warehouse and stores, (v) inventory in-transit at the end of each reporting period, and (vi) inventory obsolescence and lower of cost or market reserves. These control deficiencies resulted in misstatements of the Company’s inventory and cost of goods sold resulting in adjustments to the Company’s 2005 consolidated financial statements and the restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

3.	The Company did not maintain effective controls over the completeness, accuracy and validity of pension benefit obligations and pension expense. Specifically, effective controls were not designed and in place to ensure the (i) appropriate monitoring, supervision and review of the actuarial calculations of the Company’s benefit obligations and pension expense, (ii) appropriate review of the completeness and accuracy of the data submitted to the actuary, and (iii) completeness of obligations recorded related to the SERP. Although there was no effect on the funding requirements of the pension plan, these control deficiencies resulted in misstatements of the Company’s benefit obligations and pension expense resulting in adjustments to the Company’s 2005 consolidated financial statements and restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

4.	The Company did not maintain effective controls over the complete and accurate recording of leases. Specifically, effective controls were not designed and in place to ensure the (i) completeness and accuracy of straight-line rent calculations, classifications of leasehold improvements/tenant incentives, and asset retirement obligations, (ii) selection of appropriate amortization periods for leasehold improvements, and (iii) appropriate accounting for lease financing transactions. These control deficiencies resulted in misstatements of the Company’s deferred stepped rent accrual, property and equipment, asset retirement obligations, other assets and the related rent and depreciation expenses resulting in adjustments to the Company’s 2005 consolidated financial statements and restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitutes a material weakness.
5.	The Company did not maintain effective controls over the completeness and accuracy of certain accrued liabilities and related operating expense accounts. Specifically, effective controls were not designed and in place to ensure the complete and accurate recording of accrued liabilities and related expenses at each period end. This control deficiency primarily affected accrued liabilities for utilities, common area maintenance, property taxes, advertising, payroll, sales and franchise taxes and insurance, and related operating expenses. This control deficiency resulted in misstatements of the aforementioned accounts resulting in adjustments to the Company’s 2005 consolidated financial statements and restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

6.	The Company did not maintain effective controls over reconciliations of certain financial statement accounts and related disclosures. Specifically, the Company’s controls over the preparation, review and monitoring of reconciliations were ineffective to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation, impacting substantially all accounts and related disclosures. This control deficiency resulted in misstatements resulting in adjustments to the Company’s 2005 consolidated financial statements. This control deficiency could result in misstatements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Because of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Hancock Fabrics, Inc.:
We have completed integrated audits of Hancock Fabrics, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of January 28, 2006, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hancock Fabrics, Inc. and its subsidiaries at January 28, 2006 and January 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 3 to the consolidated financial statements, the Company has restated its fiscal 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 8 that Hancock Fabrics, Inc. did not maintain effective internal control over financial reporting as of January 28, 2006, because (1) the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP and internal control over financial reporting commensurate with the Company’s financial reporting requirements, (2) the Company did not maintain effective controls over the completeness and accuracy of inventory, (3) the Company did not maintain effective controls over the completeness, accuracy and validity of pension benefit obligations and pension expense, (4) the Company did not maintain effective controls over the complete and accurate recording of leases, (5) the Company did not maintain effective controls over the completeness and accuracy of certain accrued liabilities and related operating expense accounts, (6) the Company did not maintain effective controls over reconciliations of certain financial statement accounts, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of January 28, 2006:
1.	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP and internal control over financial reporting commensurate with the Company’s financial reporting requirements. Specifically, the Company did not have a sufficient number of qualified personnel to establish, communicate and apply accounting policies and procedures in accordance with GAAP, and lacked adequate management supervision and oversight of finance and accounting staff to ensure the completeness and accuracy of the financial statements and related disclosures. These control deficiencies contributed to the material weaknesses discussed in items 2 through 6 below and resulted in audit adjustments to the fiscal 2005 annual consolidated financial statements, and the restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, these control deficiencies could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

2.	The Company did not maintain effective controls over the completeness and accuracy of inventory. Specifically, effective controls were not designed and in place to ensure the completeness and accuracy of (i) the weight conversion factors used to determine the accuracy of the fabric inventory, (ii) the unit costs assigned to certain inventory items, (iii) capitalized in-bound freight, (iv) intracompany profit elimination between the warehouse and stores, (v) inventory in-transit at the end of each reporting period, and (vi) inventory obsolescence and lower of cost or market reserves. These control deficiencies resulted in misstatements of the Company’s inventory and cost of goods sold resulting in adjustments to the Company’s 2005 consolidated financial statements and the restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.
3.	The Company did not maintain effective controls over the completeness, accuracy and validity of pension benefit obligations and pension expense. Specifically, effective controls were not designed and in place to ensure the (i) appropriate monitoring, supervision and review of the actuarial calculations of the Company’s benefit obligations and pension expense, (ii) appropriate review of the completeness and accuracy of the data submitted to the actuary, and (iii) completeness of obligations recorded related to the SERP. These control deficiencies resulted in misstatements of the Company’s benefit obligations and pension expense resulting in adjustments to the Company’s 2005 consolidated financial statements and restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

4.	The Company did not maintain effective controls over the complete and accurate recording of leases. Specifically, effective controls were not designed and in place to ensure the (i) completeness and accuracy of straight-line rent calculations, classifications of leasehold improvements/tenant incentives, and asset retirement obligations, (ii) selection of appropriate amortization periods for leasehold improvements, and (iii) appropriate accounting for lease financing transactions. These control deficiencies resulted in misstatements of the Company’s deferred stepped rent accrual, property and equipment, asset retirement obligations, other assets and the related rent and depreciation expenses resulting in adjustments to the Company’s 2005 consolidated financial statements and restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitutes a material weakness.

5.	The Company did not maintain effective controls over the completeness and accuracy of certain accrued liabilities and related operating expense accounts. Specifically, effective controls were not designed and in place to ensure the complete and accurate recording of accrued liabilities and related expenses at each period end. This control deficiency primarily affected accrued liabilities for utilities, common area maintenance, property taxes, advertising, payroll, sales and franchise taxes and insurance, and related operating expenses. This control deficiency resulted in misstatements of the aforementioned accounts resulting in adjustments to the Company’s 2005 consolidated financial statements and restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
6.	The Company did not maintain effective controls over reconciliations of certain financial statement accounts and related disclosures. Specifically, the Company’s controls over the preparation, review and monitoring of reconciliations were ineffective to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation, impacting substantially all accounts and related disclosures. This control deficiency resulted in misstatements resulting in adjustments to the Company’s 2005 consolidated financial statements. This control deficiency could result in misstatements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that Hancock Fabrics, Inc. did not maintain effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Hancock Fabrics, Inc. has not maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
Memphis, Tennessee
January 5, 2007

Quarterly Financial Data (unaudited)
During the 2005 fiscal year closing process, the Company discovered errors in its previously issued consolidated financial statements related to the accounting for pensions, inventories, leases, accruals and other matters. The Company has restated its previously issued consolidated financial statements for fiscal years 2004 and 2003 and the quarterly financial data in the quarterly periods for fiscal 2005 and 2004, for those matters. The nature of the errors identified, the details of the related adjustments and their impact on the previously issued consolidated financial statements are discussed in Note 3 to the consolidated financial statements.
Additionally, during the 2005 fiscal year closing process, the Company determined through the completion of the physical inventory results completed subsequent to January 28, 2006 that inventory and related cost of good sold amounts for the first three quarters of fiscal 2005 were misstated. As a result, the Company has restated the quarterly financial data for the first, second and third quarters of fiscal 2005. The impact was to decrease inventory and increase cost of goods sold by $804,000, $2,491,000 and $3,254,000 ($6,549,000 in the aggregate) for the first, second and third quarters, respectively; and to increase the net loss by $512,000 ($0.03 per basic and diluted share), $1,587,000 ($0.09 per basic and diluted share), and $2,073,000 ($0.11 per basic and diluted share), respectively ($4,172,000 in the aggregate).
QUARTERLY FINANCIAL DATA (unaudited)
Years ended January 28, 2006 and January 30, 2005
(in thousands, except per share amounts)

	Restated	Restated	Restated
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005
Sales, as previously reported	$97,840	$83,244	$103,869
Adjustments	39	(27)	(49)

Sales, as restated	$97,879	$83,217	$103,820	$118,321

Gross profit, as previously reported	$46,706	$40,566	$49,337
Adjustments	(5,651)	(7,110)	(8,256)

Gross profit, as restated	$41,055	$33,456	$41,081	$48,983

Net earnings (loss), as previously reported	$(3,303)	$(5,380)	$(2,505)
Adjustments	(334)	(1,774)	(2,420)

Net earnings (loss), as restated	$(3,637)	$(7,154)	$(4,925)	$(14,535)

Basic earnings (loss) per share*, as previously reported	$(0.18)	$(0.29)	$(0.14)
Adjustments	(0.02)	(0.10)	(0.13)

Basic earnings (loss) per share*, as restated	$(0.20)	$(0.39)	$(0.27)	$(0.78)

Diluted earnings (loss) per share*, as previously reported	$(0.18)	$(0.29)	$(0.14)
Adjustments	(0.02)	(0.10)	(0.13)

Diluted earnings (loss) per share*, as restated	$(0.20)	$(0.39)	$(0.27)	$(0.78)

Cash dividend per share	$0.06	$0.06	$0.06	$—

	Restated	Restated	Restated	Restated
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2004	2004	2004	2004
Sales, as previously reported	$105,089	$89,767	$109,914	$121,921
Adjustments	47	(12)	(59)	43

Sales, as restated	$105,136	$89,755	$109,855	$121,964

Gross profit, as previously reported	$52,483	$43,466	$52,624	$60,548
Adjustments	(5,028)	(4,557)	(4,886)	(3,604)

Gross profit, as restated	$47,455	$38,909	$47,738	$56,944

Net earnings (loss), as previously reported	$816	$(2,682)	$977	$2,647
Adjustments	153	(96)	(244)	123

Net earnings (loss), as restated	$969	$(2,778)	$733	$2,770

Basic earnings (loss) per share*, as previously reported	$0.05	$(0.15)	$0.05	$0.14
Adjustments	—	—	(0.01)	0.01

Basic earnings (loss) per share*, as restated	$0.05	$(0.15)	$0.04	$0.15

Diluted earnings (loss) per share*, as previously reported	$0.04	$(0.15)	$0.05	$0.14
Adjustments	0.01	—	(0.01)	0.01

Diluted earnings (loss) per share*, as restated	$0.05	$(0.15)	$0.04	$0.15

Cash dividend per share	$0.12	$0.12	$0.12	$0.12

*	Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Background to the Restatement
As discussed in Note 3 to the consolidated financial statements, management of the Company has restated its previously issued consolidated financial statements for fiscal 2004 and 2003 and the quarterly financial data for the quarterly periods in fiscal 2005 and 2004. The determination to restate these consolidated financial statements was made as a result of management’s discovery of errors in its previously issued consolidated financial statements for the following items:
•	Corrections to inventory and cost of sales due to the use of average weight factors, in lieu of specific weight factors, to convert fabric inventory from pounds to yards.

•	Corrections to the reported amounts for pension obligations and related pension expense, including amounts related to the Company’s SERP.

•	Accounting for leases, including asset retirement obligations.

•	Accounting for capitalization of in-bound freight related to inventory purchases and the elimination of intracompany profit in inventory.

•	Accruals for operating expenses and in-transit inventory purchases.

•	Other matters and classification corrections.

Additionally, the Company determined that the quarterly financial data for each of the first three quarterly periods in 2005 required restatement for the above items as well as to record the impact of physical inventory results completed subsequent to January 28, 2006.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding the required disclosures.
As of the end of the period covered by this report (January 28, 2006), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation and as a result of the material weaknesses discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 8, the Company’s President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were not effective as of January 28, 2006. However, the Company’s management has concluded that the consolidated financial statements (after restatements) included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Remediation Steps to Address Material Weaknesses
As referred to above, management has identified certain material weaknesses that exist in the Company’s internal control over financial reporting as of January 28, 2006 and is taking steps to strengthen its internal control over financial reporting. Management is engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of January 28, 2006. These remediation efforts, including the actions below, are designed to address the material weaknesses identified by management and to enhance the Company’s internal controls.
•	The Company has engaged a third party accounting and consulting firm to assist with accounting and disclosure matters related to the Company’s financial reporting and accounting requirements. The third party will be utilized until the necessary internal resources are realigned or procured to improve the staffing and knowledge of the financial reporting and accounting functions. To allow additional oversight of the Company’s financial reporting and accounting processes, the Company is providing additional information to the Company’s audit committee on the progress of accounting matters on a routine basis.

•	The Company has revised all of its physical inventory procedures, including the overall process of analyzing the results of physical inventory counts compared to physical inventory records. Furthermore, the Company is in the process of implementing a perpetual inventory system. The perpetual inventory system will be subjected to periodic cycle counts. Also, weight conversion factors for fabric inventory have been updated and will be periodically validated. Processes have also been established to ensure the completeness and accuracy to properly identify and record in-bound freight, intracompany profit elimination, in-transit inventory and reserves for obsolete inventory.

•	The Company has implemented procedures to improve the communication with third party actuaries regarding changes to pension and other post-retirement benefit plans. These procedures will include more active monitoring of the actuarial calculations through additional discussions with the third party actuaries and documentation related to changes in the benefit obligations from year to year caused by changes in the assumptions and/or changes in the plan document to facilitate a better understanding of the calculations. Also, the Company is establishing controls to ensure the validity of the census data provided to the actuary.

•	The Company has designed and implemented procedures to perform a comprehensive review to evaluate and properly record all future lease agreements in accordance with GAAP. Additionally, new leases will be supported by analysis of the related lease accounting provisions through the use of a checklist with approval from accounting personnel of the decisions made relative to the accounting implications.

•	The Company has implemented procedures to accumulate all open invoices for expenses incurred prior to the end of the period based on reviews of subsequent payments and other reviews to ensure that all known expenses are included in accounts payable at the end of the period.

•	During 2006, the Company has engaged a third party consulting firm to assist in preparing account reconciliations and account documentation allowing for management to review those reconciliations and documentation as part of its financial reporting and closing process.
Management believes that these measures, when effectively implemented and maintained, will remediate the material weaknesses referred to above.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
Set forth below are the name, age, positions held with the Company, term of office, business experience during the past five years and other public company directorships held by each individual serving as a director of the Company as of the date of this report.

		Director
Name (Age)	Principal Occupation and Business Experience	Since
	Directors to Serve Until the 2008 Annual Meeting
Jane F. Aggers (58)	President and Chief Executive Officer of Hancock Fabrics, Inc. Formerly Retail and Manufacturing Consultant, Cleveland, Ohio. Formerly Executive Vice President of Jo-Ann Stores, Inc., Hudson, Ohio.	2005

Donna L. Weaver (62)	Chairman, MxSecure, Inc., Scottsdale, Arizona. Director of Basic American, Inc., San Francisco, California. Director and member of the Audit Committee of E*TRADE FINANCIAL Corporation, New York, New York.	1987

	Directors to Serve Until the 2007 Annual Meeting
Roger T. Knox (69)	Director and member of the Compensation Committee of Fred’s Inc. (retailer), Memphis, Tennessee. President Emeritus and formerly Chief Executive Officer, Memphis Zoo, Memphis, Tennessee. Formerly Chairman and Chief Executive Officer, Goldsmith’s (retailer), a division of Federated Department Stores, Inc., Memphis, Tennessee.	1999

Bernard J. Wein (66)	Formerly Chairman, President and Chief Executive Officer of Catherine’s Stores (retailer), Memphis, Tennessee.	2004

	Directors to Serve Until the 2006 Annual Meeting*
Don L. Frugé (61)	President Emeritus and former Chief Executive Officer of the University of Mississippi Foundation. President, UMAA Foundation. Professor Emeritus of Law, University of Mississippi, Oxford, Mississippi.	1987

Wellford L. Sanders, Jr. (61)	Chairman of Hancock Fabrics, Inc. Managing Director of Wachovia Securities, Inc., Charlotte, North Carolina. Director and member of the Audit Committee of East Coast Industries, Inc.	2004

* Note – The Company did not hold an annual meeting of stockholders during 2006, and a date has yet to be established for the 2007 annual meeting of stockholders.

Executive Officers
Set forth below are the name, age, positions held with the Company and business experience during the past five years of each executive officer of the Company.

		Office Presently Held and
Name	Age	Business Experience During the Last Five Years
Jane F. Aggers	58	President, Chief Executive Officer and Director from January 2005. Co-founder of MMI, Inc. (marketing, sales and business consulting firm), Cleveland, Ohio. Formerly Executive Vice President of Jo-Ann Stores, Inc., Hudson, Ohio.

Bruce D. Smith	48	Executive Vice President, Chief Financial Officer and Treasurer from March 2005 and Senior Vice President, Chief Financial Officer and Treasurer from March 1997.

Dean W. Abraham	59	Senior Vice President — Merchandising from February 2004 and Senior Vice President - Store Operations from June 1996.

Clayton E. Stallings	48	Senior Vice President — Store Operations from February 2004, Vice President — Regional Operations Manager from February 1999.
Audit Committee Matters
The Audit Committee of the Board of Directors is charged with oversight of the Company’s accounting and financial reporting process and the audits of its financial statements. The Audit Committee also assists the Board in monitoring the integrity of the Company’s financial statements, the independent auditors’ qualifications and independence, the performance of the Company’s internal audit function and the Company’s compliance with laws and regulations and with the Code of Business Conduct and Ethics and the Code of Business Conduct and Ethics for the Chief Executive Officer and Senior Financial Officers. The Audit Committee has sole authority for the appointment or replacement and pre-approval of the services and fees of the Company’s independent auditors. The Audit Committee is comprised of Don L. Frugé (Chair), Roger T. Knox, Wellford L. Sanders, Jr., Donna L. Weaver and Bernard J. Wein. The Board of Directors has determined that each member of the Audit Committee meets the independence requirements of the NYSE and Section 10A(m)(3) of the Exchange Act and the rules and regulations of the SEC, and that a majority of the members, including the chairperson, Don L. Frugé, qualify as financial experts as defined in rules promulgated by the SEC under the Exchange Act, as interpreted by the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Copies of such reports must also be furnished to the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended January 28, 2006, all Section 16(a) filing requirements were met.

Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics and a Code of Business Conduct and Ethics for the Chief Executive Officer and Senior Financial Officers, both of which apply to its principal executive officer, principal financial officer, principal accounting officer and controller. These Codes are posted in the “Investor Relations – Corporate Governance” section of the Company’s website at www.hancockfabrics.com. The Company will post any material amendments or waivers to these Codes to its website.
Item 11. EXECUTIVE COMPENSATION
Summary of Cash and Certain Other Compensation
The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries, to or on behalf of the Company’s CEO and each of the named executive officers as determined by the Board of Directors (the “Named Executive Officers”) for the fiscal years ended January 28, 2006, January 30, 2005 and February 1, 2004:

				Long-Term
		Annual		Compensation
		Compensation		Awards
				Restricted	Securities
Name and				Stock	Underlying	All Other
Principal Position	Year	Salary	Bonus	Awards	Options	Compensation
Jane F. Aggers	2005	$450,000	$0	$306,000	0	$10,125	(1)
President and	2004	0	0	944,000	100,000	0
Chief Executive	2003	0	0	0	0	0
Officer
Bruce D. Smith	2005	$224,462	$0	$0	0	$0
Executive Vice	2004	186,923	8,248	109,980	10,000	2,880	(2)
President and	2003	179,231	35,399	121,968	10,000	1,800	(2)
Chief Financial Officer
Dean W. Abraham	2005	$166,999	$0	$0	0	$1,169	(1)
Senior Vice	2004	164,153	8,248	98,982	6,000	2,208	(1)
President,	2003	155,116	35,399	109,296	6,000	3,044	(1)
Merchandising
Clayton E. Stallings	2005	$130,000	$0	$0	0	$355	(1)
Senior Vice	2004	114,768	7,423	68,432	4,000	730	(1)
President,	2003	85,693	22,938	101,376	6,000	1,269	(1)
Store Operations

(1)	Represents an automobile allowance.

(2)	Represents dividend-equivalents paid by the Company in order to replace the actual dividends that are lost upon the cancellation of restricted stock when an officer exchanges restricted stock for deferred stock units.

Stock Option Information
The following table provides information with respect to the Named Executive Officers’ exercise of options during the latest fiscal year and unexercised options as of January 28, 2006.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In the Money Options
	Acquired	Value	Options at Year End		At Year End(1)
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Jane F. Aggers	0	$0	25,000	75,000	$0	$0
Bruce D. Smith	0	0	79,000	15,000	1,000	0
Dean W. Abraham	0	0	10,500	9,000	0	0
Clayton E. Stallings	0	0	18,900	7,500	0	0

(1)	Such value is equal to the product of (i) the closing price of the common stock of the Company on January 27, 2006, the last trading day of the Company’s fiscal year ended January 28, 2006 ($4.35 per share), less the exercise price and (ii) the number of shares subject to in-the-money options.
Pension Plans
The Company maintains a noncontributory retirement program under which retirement benefits are provided by a qualified defined benefit pension plan supplemented by a nonqualified unfunded plan affording certain benefits that cannot be provided by the qualified plan. In this description, the qualified and nonqualified plans are treated as one “Plan.” Each of the Named Executive Officers participates in the Plan, except Ms. Aggers.
For each year of credited service, a Plan participant accrues a retirement benefit calculated under a formula based on covered compensation for that year. Covered compensation is defined in the Plan documents. It includes, generally, all wages, salary and bonus actually received, plus contributions that the participant elects to be made on his or her behalf pursuant to a “cafeteria plan,” as defined in Section 125 of the Internal Revenue Code of 1986, as amended (the “Code”), or to a “qualified cash or deferred arrangement,” as defined in Section 401(k) of the Code.
Under the Plan formula applicable to the Named Executive Officers, the annual retirement benefit payable at normal retirement age as a straight life annuity is the sum of: (1) for years of credited service through 1992, 1% of average annual compensation during the five years ending December 31, 1992, multiplied by years of credited service through 1992, plus 0.33% of such average annual compensation in excess of $50,640 multiplied by years of credited service through 1992 up to a maximum of 30 years, and (2) for each year of credited service following 1992, 1% of annual compensation for that year, plus (for years of credited service up to a maximum of 30 years) 0.33% of such annual compensation in excess of the Social Security maximum wage base for that year.
If Mr. Smith, Mr. Abraham and Mr. Stallings continue in their present positions, the estimated annual retirement benefit payable to them under the Plan upon the normal retirement age in the form of a straight life annuity would be $70,640, $64,642 and $43,607, respectively. These estimates are computed using, for all future years of credited service, the compensation levels in effect for calendar year 2005 (the most recent Plan year) and the Social Security maximum wage base in effect for calendar year 2006.

Compensation of Directors
Under the Stock Compensation Plan for Non-Employee Directors, as adopted by the Board of Directors on September 6, 2000 and the 2005 Stock Compensation Plan for Non-Employee Directors which was approved by shareholders in June 2005, each eligible director could elect in advance to receive all or part of the quarterly fee in the form of shares of common stock based on the market value on the date fees are payable. If the eligible director elected to receive less than 100% of the fee in common stock, the fee is $12,000. If an election was made to receive 100% of the fee in common stock, the fee was increased by 25% before the number of shares was determined, having the effect of issuing stock with a value of $15,000. During 2005, two of the eligible directors elected to receive a portion of the quarterly fee in cash. No additional fees are paid for meetings attended or chaired. On June 7, 2006, the Board of Directors amended the 2005 Stock Compensation Plan for Non-Employee Directors to remove the provision providing for the 25% fee increase for fees taken in stock and increased the quarterly fee paid to each non-employee director from $12,000 to $15,000.
Also on June 7, 2006, the Board of Directors amended the Company’s 2001 Stock Incentive Plan (the “Stock Incentive Plan”) to increase the annual stock option grant to each incumbent nonemployee director from 2,500 to 20,000 shares and to increase the initial stock option grant to a newly appointed nonemployee director from 10,000 shares to up to 20,000 shares (pro rated for the length of time remaining until the next June 15th, the approximate date of the Company’s annual meeting). In 2005, each director received a stock option grant for 2,500 shares.
Directors who are employees of the Company receive no fees.
Employment Contracts, Termination of Employment and Change-in-Control Arrangements
The Company has entered into deferred compensation agreements (the “Deferred Agreements”) with Mr. Smith, Mr. Abraham and Mr. Stallings to ensure that their services remain available to the Company and that they are not attracted by other employers seeking their services. Under the Deferred Agreement with Mr. Smith (the “Smith Deferred Agreement”), the right to payment is conditioned on Mr. Smith’s full-time employment until age 60 or earlier death, his availability as a consultant to the Company and his not engaging in activities competitive with the business of the Company. Provided such conditions are satisfied, payments of $30,000 a year for 15 years will begin six months after cessation of his employment. Upon his death, the payments may be made to a designated beneficiary. As described below, Mr. Smith has entered into a contingent severance agreement with the Company. If Mr. Smith becomes entitled to payment under that agreement following a change of control of the Company (as defined thereunder), he will be deemed to have attained age 60 for purposes of the Smith Deferred Agreement. To the extent that Mr. Smith’s benefits under the Smith Deferred Agreement begin before he has attained age 60 pursuant to his contingent severance agreement, his payments will be reduced for early commencement. Upon the occurrence of a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company (each as defined for purposes of Section 409A of the Internal Revenue Code), Mr. Smith will receive in a cash lump sum the sum of all payments that would become payable (or all remaining payments, if payments have already commenced), without reduction for early payment. Such lump sum payment will be made (i) on the date Mr. Smith’s monthly installments would otherwise have commenced, or (ii) if monthly installment payments have already commenced, as soon as practicable after the change in control. The Deferred Agreements with Mr. Abraham and Mr. Stallings are substantially similar to the Smith Deferred Agreement except that the annual payment is $25,000 for the 15-year period.
The Company has entered into contingent severance arrangements with Mr. Smith, Mr. Abraham and Mr. Stallings (the “Severance Agreements”). The Severance Agreements are effective until

May 4, 2008 and provide that, if during the three years following a change of control of the Company (as defined in the Severance Agreements), the employment of the executive is terminated by the employer other than for cause, disability or death or the executive terminates employment for good reason (as defined in the Severance Agreements), the executive will receive a lump sum payment equal to the sum of (i) his annual base salary through the termination date (to the extent not yet paid) and (ii) the sum of (a) his annual base salary at the rate in effect when employment was terminated or, if higher, at the highest rate in effect within 90 days preceding the change of control and (b) the highest bonus paid or payable to the executive within the five years preceding the change of control. The executive is also entitled to a continuation of family health and insurance benefits for one year and to certain supplemental retirement benefits in respect of that continuation period. The Severance Agreements further provide, in the event that the executive is entitled to payment thereunder, that he will be deemed to have satisfied the service requirement under his Deferred Agreement. The Severance Agreements also provide that if any tax under Section 4999 of the Internal Revenue Code, or any comparable provision is imposed on any payment made or benefit provided to the executive, then the amount of such payment or benefit will be increased to the extent necessary to compensate the executive fully for the imposition of such tax.
The Company has entered into an Agreement to Secure Certain Contingent Payments with Mr. Smith, Mr. Abraham, and Mr. Stallings (the “Contingent Agreement”). Upon a change of control of the Company, the Contingent Agreement requires the Company to establish an irrevocable letter of credit in favor of these Named Executives securing certain benefits payable under the Severance Agreement and any lump sum payment under the Deferred Agreement. The amount of the letters of credit will be calculated initially and recalculated quarterly by an independent accounting firm. Failure to establish and renew the letters of credit prior to expiration will cause the amounts intended to be secured by the letters of credit to become immediately payable to these Named Executives.
With respect to the Company’s 1987 and 1996 Stock Option Plans, upon a change of control of the Company (as defined in the plans), options become fully exercisable and, with certain exceptions, remain exercisable by the optionee, including each of the Named Executive Officers, for a period of 90 days following termination of the optionee’s employment if such termination occurs within one year of the change of control. Under the 2001 Stock Incentive Plan change in control provisions (as defined in the plan), the outstanding options become fully vested and may be cashed out at the highest market price occurring during a 60 day period prior to the date of the change of control.
With respect to the Company’s Amended and Restated 1995 Restricted Stock and Deferred Stock Unit Plan, restrictions on stock awarded under the plan, including stock awarded to executive officers, lapse upon the occurrence of certain events related to a change of control of the Company (as defined in the plan) and the stock is not thereafter forfeitable. Under the 2001 Stock Incentive Plan change in control provisions (as defined in the plan), all restricted shares held upon the occurrence of a change in control become fully vested and may be cashed out at the highest market price occurring during a 60 day period prior to the date of the change of control.
With respect to the Company’s noncontributory retirement program, under certain circumstances related to a change of control of the Company (as defined in the program documents), part of the benefit to a participant will be paid in a lump sum. See Item 11. Executive Compensation - Pension Plans.
The Company has entered into an Employment Agreement (the “Agreement”) with Ms. Aggers, which is effective January 31, 2005 for a three year period and is automatically extended by one year on each anniversary of the effective date, unless either party elects not to extend the Agreement.

During the term of the Agreement, Ms. Aggers will receive an annual base salary of $450,000, which may be increased at the discretion of the Company, and benefits as provided to other employees of the Company, such as medical and life insurance. The agreement also provided for a 2005 bonus of $225,000; however, at a meeting held December 7, 2005, the Management Review and Compensation Committee of the Board of Directors (the “Compensation Committee”) agreed with a proposal made by Ms. Aggers to exchange her cash bonus for a restricted stock award. Due to the risk of forfeiture associated with restricted stock, as well as the time value of money, the Compensation Committee decided to award approximately $300,000 of restricted stock (75,000 shares), vesting 25% on each of the first four anniversary dates of the award. The purpose of this exchange of cash bonus for restricted stock was to increase Ms. Aggers’ ownership position in the Company in order to better align her interests with those of the shareholders and to expand the level of restricted stock which serves as a retention tool for Ms. Aggers’ continued employment with Hancock. Any bonus amount for subsequent years will be established by the Compensation Committee in consultation with Ms. Aggers.
The Agreement also provides for Ms. Aggers to receive stock options for 100,000 shares and a restricted stock award for 100,000 shares. Both awards were made on Ms. Aggers’ first day of employment, December 15, 2004, under the 2004 Special Stock Plan, which was adopted by the Board for the purpose of issuing employment inducement awards. The Agreement provides, in general, that in the event of a change of control or death that all equity awards will be immediately vested and not subject to forfeiture.
Under the Agreement, termination will have the following effect on the compensation provided: (i) if employment is voluntarily terminated, salary, benefits and stock award vesting will continue for a one-year period; (ii) if employment is terminated by death or disability, salary and benefits will continue for one-year and the bonus will be prorated for the period of employment; (iii) in the case of termination for cause, salary, benefits and vesting of stock awards will cease at the date of termination; (iv) if employment is terminated without cause, salary, benefits and stock award vesting will continue for the remaining term of the Agreement and the bonus payable will be prorated through the date employment was terminated; and (v) if employment is involuntarily terminated without cause during a Change in Control Period (as defined by the Agreement), Ms. Aggers will receive benefits for a three year period, a prorated bonus for the year in which the change in control occurs and a lump sum payment which is equal to three times her annual base salary and three times the bonus paid for the year immediately prior to the year in which the change of control occurred. The change in control provision also provides for a tax equalization payment which would place the Executive in the same after-tax position as if the tax penalty under Section 4999 of the Internal Revenue Code of 1986, or successor statute, had not applied.
Compensation Committee Interlocks and Insider Participation
None of the Compensation Committee members is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no executive officer of the Company served during 2005 as a director or a member of the compensation committee of any entity that had an executive officer serving on the Board of Directors of the Company.

Compensation Committee Report on Executive Compensation
The Compensation Committee is composed of five independent directors. The Compensation Committee considers the performance of the CEO and other senior executives of the Company, determines their salaries, administers the cash incentive compensation plans and is responsible for granting stock options and awarding restricted stock under the provisions of the various plans.
Compensation Policies
The goals of the Company’s compensation program are to align compensation with business performance and the interests of shareholders, and to enable the Company to attract, motivate and retain management that can contribute to the Company’s long-term success. Therefore, the executive compensation program includes base salary, annual cash incentive bonus and long-term incentives in the form of stock options and restricted stock. Other than routine insignificant business amenities, the executive officers of the Company are not provided with any forms of compensation not discussed in this report. The CEO’s compensation is determined in the same manner as that of the other corporate officers.
Section 162(m) of the Internal Revenue Code — Deductibility Limitation
Section 162(m) of the Internal Revenue Code of 1986 imposes a limit, with certain exceptions, on the amount that a publicly held corporation may deduct for federal income tax purposes in any year for the compensation paid or accrued with respect to its executive officers. It is the Compensation Committee’s policy to seek to preserve the tax deductibility of all executive compensation under Section 162(m) to the extent consistent with the overall objectives of the executive compensation program in attracting, motivating and retaining its executives. However, the Compensation Committee recognizes that if there is an appreciation in the Company’s stock price, executive compensation amounts in future years could exceed this limitation due to the timing of stock option exercises and the vesting of restricted shares.
Base Salary
The Compensation Committee annually reviews the base salaries of the CEO and the other executive officers and members of corporate management. When reviewing base salary and possible adjustments to base salary, the Compensation Committee subjectively considers individual performance, Company performance (which is not defined as any specific financial measure or measures), the expected impact of long-term decisions, employee retention, changes in level of responsibility and economic conditions in the retail fabric industry. In determining the adjustments made in 2005 to the base salaries of the executive officers, including the CEO, the Compensation Committee considered all of the above criteria.
Incentive Compensation
The Compensation Committee believes that executive compensation should be linked to both business and individual performance. During 2005, the Compensation Committee made available two bonus programs based on the Company’s operating earnings before interest and taxes, computed using the first-in, first-out method of accounting for inventories (“FIFO EBIT”). The total of bonuses paid under the Extra Compensation Plan to eligible participants would increase or decrease each year in direct relation to the percentage increase or decrease in the Company’s FIFO EBIT compared to the prior year. However, if FIFO EBIT increased 10% or more over the prior year, officer participation in the Extra Compensation Plan was capped. Prior to 2005, the second program, the Officer Incentive Compensation Plan, began to provide for various levels of bonuses if FIFO EBIT increased 10% or more over the prior year, based on a percentage of an officer’s base salary in relation to a predetermined level of improvement in FIFO EBIT.

On March 16, 2005, the Officer Incentive Compensation Plan was amended to allow the Compensation Committee to set a more stringent performance goal than the prior year’s level of FIFO EBIT plus 10%. The Compensation Committee elected to set the 2005 performance goal at a higher level so as to require the officers to attain a greater improvement in the operating performance of the Company in order to earn an equivalent bonus.
No bonuses were paid to officers for 2005 under either the Extra Compensation Plan or the Officer Incentive Compensation Plan as the performance goals were not achieved.
On March 15, 2006, the Board of Directors approved the format of a new short-term incentive compensation bonus program (the “Bonus Program”), designed to replace the Extra Compensation Plan and the Officer Incentive Compensation Plan. On March 23, 2006, the actual bonus opportunity for each individual was ratified by the Board and the employees were notified. In the past, bonuses were paid largely based on the Company’s performance; however, the Board believes it is important to also consider an individual’s own performance when paying bonuses. Under the Bonus Program, all salaried employees at the Company’s corporate office and distribution center are eligible to participate. However, in order to receive a bonus under the Bonus Program, the Company must achieve at least one of three specified Cash Flow from Operations goals (Minimum, Target and Maximum) in 2006. For participants classified as Senior Manager and above, if one of the three Cash Flow levels is achieved, then 50% of the bonus opportunity at that level will be paid to each participant and between 0% and another 50% will be paid to each participant based on his/her achievement of individual operating goals. For participants classified as Manager and Administrative, payout will depend solely on the Company reaching one of its Cash Flow goals.
Payouts, if any, cap at 25%, 50% and 75%, respectively, of salary at the CEO and the Executive Vice President positions, depending on whether the Minimum, Target or Maximum goal is reached. The caps are at 20%, 40% and 50%, respectively, for the Senior Vice President position and continue to descend for the levels below Senior Vice President.
The Compensation Committee believes that this new Bonus Program and the new restricted stock performance-based feature discussed below are important initial steps in better linking performance with pay. The Committee will continue to focus on this critical issue as it moves forward.
Long-term Incentives
To more closely align the interests of the Company’s shareholders and the executive officers, and to focus management’s attention on long-term strategic objectives which will enhance shareholder value, the Compensation Committee grants stock options and awards restricted stock. All grants and awards contain vesting provisions of one to five years to encourage continued employment with the Company and continued attention to long-term objectives and share appreciation. The exercise price for the stock options granted is equal to the fair market value of the underlying stock on the date of grant. Therefore, the ultimate value of these equity incentives to the executive officers and other recipients is directly related to the market value of the common stock and to the common stock dividend yield.
In March 2006, the Board amended the 2001 Stock Incentive Plan (the “Stock Incentive Plan”) in order to add a performance-based feature to Hancock’s restricted stock program. Prior to the amendment, restricted stock grants were contingent only on the employee staying with Hancock for a given period of time. However, the Board believes it is also important to have a portion of such grants be contingent on Hancock achieving certain financial goals. Under the amended Stock Incentive Plan, all employees at the Hancock corporate office and distribution center that are classified as Senior Manager and above are eligible. Each participant will receive shares of Hancock’s common stock, with the only restriction being that the participant must stay employed with Hancock for four years (the “Base Award”). Other shares could be issued to the participants, but only if Hancock achieves certain goals related to FIFO EBIT, in either 2006, 2007 or 2008 (the “Performance Award”). If earned, such shares will vest immediately upon achieving the goal.
No stock options or restricted stock were awarded to the Named Executive Officers during 2005, with the exception of the aforementioned restricted shares awarded to Ms. Aggers in lieu of paying her guaranteed bonus in cash.
Company Performance and Compensation of the Chief Executive Officer
The CEO’s base salary, incentive compensation and long-term incentives in the form of stock options and restricted stock were determined in a manner consistent with the compensation of the other executive officers and members of corporate management. As discussed above, the CEO’s incentive compensation and long-term incentive compensation are tied to the Company’s performance. Ms. Aggers was hired December 15, 2004 and appointed President and Chief Executive Officer effective January 31, 2005. The Employment Agreement between Ms. Aggers and the Company provided for a base salary of $450,000 and a predetermined bonus of $225,000 for fiscal year 2005 which, as disclosed previously, was later replaced with an award of 75,000 shares of restricted stock. As no bonus except for the predetermined bonus was paid, no discussion of the 2005 bonus in relation to the Company’s 2005 performance is included. Any bonus amount payable to Ms. Aggers in subsequent years will be established by the Compensation Committee based on the Company’s performance and in consultation with Ms. Aggers. Ms. Aggers was also granted options for 100,000 shares and awarded 100,000 shares of restricted stock as an inducement for employment as of the date she began employment with the Company, December 15, 2004.
The foregoing report on executive compensation for 2005 is provided by the following directors, who constitute the Compensation Committee:
Roger T. Knox, Chair
Don L. Frugé
Wellford L. Sanders, Jr.
Donna L. Weaver
Bernard J. Wein

Stock Price Performance Graph
The following graph sets forth the Company’s cumulative total shareholder return (assuming reinvestment of dividends) as compared to the Russell 2000 and to the S&P Specialty Stores index. The graph assumes $100 invested on January 28, 2001. Note: The historical stock price performance shown on the graph below is not necessarily indicative of future price performance.
Total Return Analysis

	1/28/2001	2/3/2002	2/2/2003	2/1/2004	1/30/2005	1/28/2006

Hancock Fabrics	$100.00	$369.78	$429.24	$443.86	$244.47	$121.63

S&P Specialty Stores Index	$100.00	$131.09	$113.27	$154.48	$165.82	$207.04

Russell 2000 Index	$100.00	$96.26	$74.63	$116.46	$122.92	$146.83

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of January 28, 2006 with respect to compensation plans under which shares of the Company’s common stock may be issued.

	(a)	(b)	(c)
	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a)) (3)
Equity compensation plans approved by security holders (1)	1,859,475	$12.36	1,077,550

Equity compensation plans not approved by security holders (2)	100,000	$9.44	0

	1,959,475	$12.21	1,077,550

(1)	Consists of shares of the Company’s common stock authorized for issuance under the Company’s 1987 Stock Option Plan, 1996 Stock Option Plan and 2001 Stock Incentive Plan.

(2)	This option grant was made from the 2004 Special Stock Plan, which was adopted to provide an employment inducement award exemption allowed under Section 303A.08 of the New York Stock Exchange Listed Company Manual.

(3)	These securities include shares available under the Company’s 2001 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Certain Beneficial Owners
The following table provides information about the persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock:

Name and Address of	Number of Shares	Percent of
Beneficial Owner	Beneficially Owned	Class(1)
T. Rowe Price Associates, Inc. (2)
100 E. Pratt Street
Baltimore, MD 21202	2,343,900	12.14%
Wells Fargo & Company (3)
420 Montgomery Street
San Francisco, CA 94104	2,183,731	11.31%
Rutabaga Capital Management (4)
64 Broad Street, 3rd Floor
Boston, MA 02109	1,598,500	8.28%
Babson Capital Management LLC (5)
470 Atlantic Avenue
Boston, MA 02210-2208	1,562,132	8.09%
Dimensional Fund Advisors Inc. (6)
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401	1,231,300	6.38%

(1)	Based on 19,310,892 shares of common stock outstanding as of November 30, 2006.

(2)	The information as to beneficial ownership is based on a Schedule 13G/A filed with the SEC on February 14, 2006, reflecting beneficial ownership of the Company’s common stock. The Schedule 13G/A states that T. Rowe Price Associates, Inc. beneficially owns 2,343,900 shares of common stock, including 710,400 shares as to which it has sole voting power and 2,343,900 shares as to which it has sole dispositive power. The number of shares of common stock beneficially owned by T. Rowe Price Associates, Inc. includes 1,585,500 shares as to which T. Rowe Price Small-Cap Value Fund, Inc. has sole voting power.

(3)	The information as to beneficial ownership is based on a Schedule 13G/A filed with the SEC on May 26, 2006, reflecting beneficial ownership of the Company’s common stock. The Schedule 13G/A states that Wells Fargo & Company beneficially owns 2,183,731 shares of common stock, including 2,109,586 shares as to which it has sole voting power and 1,411,199 shares as to which it has sole dispositive power. The number of shares of common stock beneficially owned by Wells Fargo & Company includes 1,198,309 shares beneficially owned by Wells Capital Management Incorporated, including 1,055,597 shares as to which it has sole voting power and 1,198,309 shares as to which it has sole dispositive power.

(4)	The information as to beneficial ownership is based on a Schedule 13G/A filed with the SEC on February 14, 2006, reflecting beneficial ownership of the Company’s common stock. The Schedule 13G/A states that Rutabaga Capital Management beneficially owns 1,598,500 shares of common stock, including 650,200 shares as to which it has sole voting power and 1,598,500 shares as to which it has sole dispositive power.

(5)	The information as to beneficial ownership is based on a Schedule 13G/A filed with the SEC on January 26, 2006, reflecting beneficial ownership of the Company’s common stock. The Schedule 13G/A states that Babson Capital Management LLC beneficially owns 1,562,132 shares of common stock, including 772,675 shares as to which it has sole voting power, 789,457 shares as to which it has shared voting power and 1,562,132 shares as to which it has sole dispositive power.

(6)	The information as to beneficial ownership is based on a Schedule 13G filed with the SEC on February 6, 2006, reflecting beneficial ownership of the Company’s common stock. The Schedule 13G states that Dimensional Fund Advisors Inc. (“Dimensional”) beneficially owns 1,231,300 shares of common stock, including 1,231,300 shares as to which it has sole voting power and 1,231,300 shares as to which it has sole dispositive power. In the Schedule 13G, Dimensional states that it is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. Dimensional states that all securities reported in the Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.
Security Ownership of Management
The following table provides information, as of November 30, 2006, about the beneficial ownership of the Company’s common stock by each of the Company’s directors, Named Executive Officers and all directors and executive officers as a group:

Name of	Number of Shares	Percent of
Beneficial Owner(1)	Beneficially Owned(2)	Class(3)
Jane F. Aggers	240,000	1.24%

Bruce D. Smith	170,658	0.88%

Dean W. Abraham	48,065	0.25%

Clayton E. Stallings	40,093	0.21%

Don L. Frugé	67,168	0.35%

Roger T. Knox	54,721	0.28%

Wellford L. Sanders, Jr.	31,225	0.16%

Donna L. Weaver	128,433	0.67%

Bernard J. Wein	32,452	0.17%

All directors and executive
officers as a group (9 persons)	812,815	4.16%

(1)	Unless otherwise indicated, the address for each beneficial owner is One Fashion Way, Baldwyn, Mississippi 38824.

(2)	Includes the following shares of common stock which the listed individuals, respectively, have the right to acquire beneficial ownership of on or before January 29, 2007:
•	Ms. Aggers: 50,000

•	Mr. Smith: 86,500

•	Mr. Abraham: 15,000

•	Mr. Stallings: 18,800

•	Mr. Frugé: 16,250

•	Mr. Knox: 16,250

•	Mr. Sanders: 5,625

•	Ms. Weaver: 16,250

•	Mr. Wein: 5,625

(3)	Based on 19,310,892 shares of common stock outstanding as of November 30, 2006.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
There are no relationships or transactions that are required to be reported.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP were as follows:

	Year Ended		Year Ended
	January 28,		January 30,
	2006		2005
Audit Fees	$3,900,000	(1)	$340,000
Audit-Related Fees	36,000	(1)	34,000
Tax Fees	9,798		13,000
Other Services	10,000		0

Total	$3,955,798		$387,000

(1)	Reflect 2006 fees paid to date and 2006 fees anticipated.
In the above table, in accordance with the definition and rules of the SEC, “Audit Fees” are fees billed to the Company for professional services for the audit of the Company’s consolidated financial statements included in Form 10-K and review of financial statements included in Forms 10-Q, or for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements. “Audit Related Fees” are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. “Tax fees” are fees billed for tax compliance, tax advice and tax planning.
The Audit Committee pre-approves all services performed by the Company’s independent auditors in accordance with the Company’s Audit Committee Pre-Approval Policy. The Pre-Approval Policy requires that any audit or non-audit service performed by the Company’s independent auditor receive either specific or appropriate general pre-approval by the Audit Committee. In addition, any service performed by the independent auditor that exceeds a pre-determined fee level is required to receive specific pre-approval by the Audit Committee. The Company’s independent auditor is permitted to provide audit, audit-related, tax and other services as detailed in the Pre-Approval Policy. The Company’s independent auditor is prohibited from performing certain non-audit services detailed in the policy. The Audit Committee pre-approved 100% of the services described above.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) Financial Statements
The consolidated financial statements of the Company are set forth in Item 8 of this Report as listed on the Index to Consolidated Financial Statements on page 31 of this Report.
(a)	(2) Financial Statement Schedules
Schedule II — Valuation and qualifying accounts. (see page 95 of this Report)
All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the consolidated financial statements or notes thereto.
(a)	(3) Exhibits

3.1 b		Certificate of Incorporation.
3.2 e		By-Laws.
3.3 r		Amended and Restated By-Laws, effective March 17, 2005.
4.1 k		Amended and restated Rights Agreement with Continental Stock and Transfer Company dated March 23, 1987 and amended and restated most recently on March 4, 2001.
4.2 c		Agreement with Continental Stock and Transfer Company (as Rights Agent) dated July 16, 1992.
10.1 g		Credit Agreement with Wachovia Bank as Agent and Lenders as Signatories Hereto (“Revolving Credit Agreement”) dated April 16, 1999.
10.2 m		Credit Agreement with SouthTrust Bank as Lender as Signatories Hereto (“SouthTrust Credit Agreement”) dated March 26, 2002.
10.3 m		Amendment to Revolving Credit Agreement dated March 26, 2002.
10.4 e		Form of Indemnification Agreement dated June 8, 1995 for each of Jack W. Busby, Jr., Don L. Fruge¢, Larry G. Kirk and Donna L. Weaver.
10.5 f		Indemnification Agreement for Bruce D. Smith dated December 10, 1996.
10.6 a	ª	Agreement (deferred compensation) with Larry G. Kirk dated June 9, 1988.
10.7 a	ª	Agreement to Secure Certain Contingent Payments with Larry G. Kirk dated June 9, 1988.
10.8 e	ª	Form of Amendment, Extension and Restatement of Severance Agreement for Larry G. Kirk dated March 14, 1996.
10.9 f	ª	Amendment of Deferred Compensation Agreement, Severance Agreement and Agreement to Secure Contingent Payments with Larry G. Kirk dated June 13, 1996.
10.10 f	ª	Agreement (deferred compensation) with Bruce D. Smith dated December 10, 1996.
10.11 f	ª	Severance Agreement with Bruce D. Smith dated December 10, 1996.
10.12 f	ª	Agreement to Secure Certain Contingent Payments with Bruce D. Smith dated December 10, 1996.
10.13 d	ª	Supplemental Retirement Plan, as amended.
10.14 f	ª	1996 Stock Option Plan.
10.15 b	ª	Extra Compensation Plan.
10.16 h		Indemnification Agreement for Roger T. Knox dated June 21, 1999.

10.17 h	ª	Form of Agreement and Renewal of Severance Agreement for each of Larry G. Kirk and Bruce D. Smith dated May 4, 1999.
10.18 i	ª	2000 Stock Compensation Plan for Non-Employee Directors.
10.19 l	ª	2001 Stock Incentive Plan.
10.20 j	ª	Agreement (deferred compensation) with James A. Austin dated June 14, 2001.
10.21 j		Indemnification Agreement for James A. Austin dated June 14, 2001.
10.22 j	ª	Severance Agreement with James A. Austin dated June 14, 2001.
10.23 j	ª	Agreement to Secure Certain Contingent Payments with James A. Austin dated June 14, 2001.
10.24 n	ª	Officer Incentive Compensation Plan as amended.
10.25 n	ª	Amended and Restated 1995 Restricted Stock Plan and Deferred Stock Unit Plan.
10.26 o	ª	Letter Agreement re: Resignation and Compensation Arrangements (and Retirement Compensation Schedule) with Larry G. Kirk, dated as of December 15, 2004
10.27 o	ª	Employment Agreement with Jane F. Aggers, dated as of December 15, 2004
10.28 q	ª	2004 Special Stock Plan
10.29 o	ª	Amendment to Agreement and Agreement to secure Certain Contingent Payments with Bruce D. Smith, dated as of March 15, 2005
10.30 o		Form of Indemnification Agreement dated September 23, 2004 for Wellford L. Sanders, Jr. and June 10, 2004 for Bernard J. Wein.
10.31 o		Second Amendment to Revolving Credit Agreement dated April 14, 2004.
10.32 p		Third Amendment to Revolving Credit Agreement dated December 16, 2004.
10.33 o		First Amendment to Southtrust Credit Agreement dated October 14, 2004.
10.34 p		Second Amendment to Southtrust Credit Agreement dated December 16, 2004.
10.35 s	ª	Letter Agreement Re: Separation and Release and Waiver with James A. Austin dated April 25, 2005.
10.36 s		Fourth Amendment to Revolving Credit Agreement dated May 16, 2005.
10.37 t		Loan and Security Agreement (“Credit Facility”), dated June 29, 2005, by and among Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc., HF Resources, Inc. and Wachovia Bank, National Association, in its capacity as agent.
10.38 t		Pledge and Security Agreement, dated June 29, 2005, by Hancock Fabrics, Inc., to and in favor of Wachovia Bank, National Association, in its capacity as agent.
10.39 t		Pledge and Security Agreement, dated June 29, 2005, by HF Resources, Inc., to and in favor of Wachovia Bank, National Association, in its capacity as agent.
10.40 t		Pledge and Security Agreement, dated June 29, 2005, by HF Enterprises, Inc., to and in favor of Wachovia Bank, National Association, in its capacity as agent.
10.41 t		Trademark Collateral Assignment and Security Agreement, dated June 29, 2005, by and among HF Enterprises, Inc. and Wachovia Bank, National Association, in its capacity as agent.
10.42 t		Guarantee, dated June 29, 2005, by Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc. in favor of Wachovia Bank, National Association, in its capacity as agent.
10.43 t		Deposit Account Control Agreement, dated June 29, 2005, by and among BancorpSouth Bank, Hancock Fabrics, Inc. and Wachovia Bank, National Association, in its capacity as agent.

10.44 t		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixtures, dated June 29, 2005, by and from Hancock Fabrics, Inc. to Donald G. Ogden for the benefit of Wachovia Bank, National Association, in its capacity as agent.
10.45 t		Affiliate Subordination Agreement, dated June 29, 2005, by and among Wachovia Bank, National Association, in its capacity as agent, HF Resources, Inc. and HF Enterprise, Inc.
10.46 u		First Amendment to Credit Facility dated July 26, 2005.
10.47 v	ª	2005 Stock Compensation Plan for Non-Employee Directors.
10.48 w	ª	2001 Stock Incentive Plan, as amended.
10.42 x	ª	Amendment to Employment Agreement with Jane F. Aggers, dated December 15, 2004.
10.43 x	ª	Amendment No. 1 dated December 9, 2005 to the Amended and Restated Rights Agreement with Continental Stock Transfer and Trust Company dated March 4, 2001.
21 *		Subsidiaries of the Registrant.
31.1 *		Certification of Chief Executive Officer
31.2 *		Certification of Chief Financial Officer
32 *		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a	Form 10-K dated April 26, 1990.
b	Form 10-K dated April 27, 1992.
c	Form 10-K dated April 26, 1993.
d	Form 10-K dated April 24, 1995.
e	Form 10-K dated April 22, 1996.
f g	Form 10-K dated April 22, 1997. Form 10-K dated April 30, 1999.
h	Form 10-K dated April 25, 2000.
i	Form S-8 dated December 27, 2000 and amended on April 26, 2001.
j	Form 10-Q dated September 12, 2001.
k	Form 8-K dated April 6, 2001.
l	Form S-8 dated September 7, 2001.
m	Form 10-K dated April 29, 2002.
n	Form 10-K dated April 28, 2003.
o	Form 10-K dated April 15, 2005.
p	Form 8-K dated December 21, 2004.
q	Form S-8 dated April 14, 2005.
r	Form 8-K dated March 21, 2005.
s	Form 10-Q dated June 8, 2005.
t	Form 8-K dated July 6, 2005.

u		Form 10-Q dated September 8, 2005.
v		Form S-8 (File No. 333-128432) dated September 20, 2005.
w		Form S-8 (File No. 333-128433) dated September 20, 2005.
x		Form 8-K dated December 9, 2005.
	ª	Denotes management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of January 2007.
     HANCOCK FABRICS, INC.

By	/s/ Jane F. Aggers
Jane F. Aggers
President, Director and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Bruce D. Smith

Bruce D. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Jane F. Aggers	January 5, 2007
Jane F. Aggers
President, Director and
Chief Executive Officer
(Principal Executive Officer)

/s/ Bruce D. Smith	January 5, 2007
Bruce D. Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Don L. Frugé	January 5, 2007
Don L. Frugé
Director

/s/ Roger T. Knox	January 5, 2007
Roger T. Knox
Director

/s/ Wellford L. Sanders, Jr.	January 5, 2007
Wellford L. Sanders. Jr.
Director

/s/ Donna L. Weaver	January 5, 2007
Donna L. Weaver
Director

/s/ Bernard J. Wein	January 5, 2007
Bernard J. Wein
Director

HANCOCK FABRICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS 2005, 2004 AND 2003
(In thousands)

		Additions
		Charged	Charged
	Balance	to Costs	to		Balance
	Beginning of	and	Other		Ending of
	Year	Expenses	Accounts	Deductions	Year

For the year ended January 28, 2006
Allowance for doubtful accounts	$47	$4	$—	$—	$51
Reserve for sales returns	242	219	—	(242)	219
Reserve for lower of cost or market inventory	—	372	—	—	372
Reserves for store closings	1,166	671	—	(658)	1,179
Asset retirement obligations	473	50	—	—	523
Deferred tax asset valuation allowance	838	10,301	1,520 (a)	—	12,659

For the year ended January 30, 2005
Allowance for doubtful accounts	$37	$10	$—	$—	$47
Reserve for sales returns	263	242	—	(263)	242
Reserve for lower of cost or market inventory	—	—	—	—	—
Reserves for store closings	1,561	650	—	(1,045)	1,166
Asset retirement obligations	428	45	—	—	473
Deferred tax asset valuation allowance	838	—	—	—	838

For the year ended February 1, 2004
Allowance for doubtful accounts	$37	$—	$—	$—	$37
Reserve for sales returns	267	263	—	(267)	263
Reserve for lower of cost or market inventory	—	—	—	—	—
Reserves for store closings	1,749	430	—	(618)	1,561
Asset retirement obligations	—	303	125 (b)	—	428
Deferred tax asset valuation allowance	838	—	—	—	838

(a)-	Recorded as a component of other comprehensive income (loss) related to minimum pension liabilities.

(b)-	Includes $258,000 related to the cumulative effect of a change in accounting principle and the recognition of $125,000 in property and equipment.