Form 10-K
period 2007-02-03
HANCOCK FABRICS INC
filed 2008-02-19
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 3, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1 — 9482

HANCOCK FABRICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0740905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Fashion Way, Baldwyn, MS (Address of principal executive offices)	38824 (Zip Code)
Registrant’s telephone number, including area code
(662) 365-6000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common stock ($.01 par value)	Over-the-Counter (Pink Sheets)

Rights	Over-the-Counter (Pink Sheets)
Securities Registered Pursuant to Section 12 (g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer ” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Our common stock is traded through broker-to-broker exchanges on what is commonly referred to as “Pink Sheets.” The aggregate market value of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates based on 18,738,965 shares of common stock outstanding and the price of $2.20 per share on August 4, 2007 (the last business day of the Registrant’s most recently completed second quarter) was $41,225,723.
As of February 2, 2008 there were 19,285,235 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “anticipates,” “believes,” “could,” “approximates,” “estimates,” “expects,” “may,” “intends,” “predicts,” “projects,” “plans,” or “will” or the negative of those words or other terminology. Forward-looking statements involve inherent risks and uncertainties; our actual results could differ materially from those expressed in our forward-looking statements. The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed above. Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations. Forward-looking statements speak only as of the date made, and undertake no obligation to update or revise any forward-looking statement.

HANCOCK FABRICS, INC.
2006 ANNUAL REPORT ON FORM 10-K

PART I
Item 1. BUSINESS
General
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
The Company is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating 403 stores in 40 states as of February 3, 2007. (See Note 4 to the Consolidated Financial Statements included herewith for a discussion of dispositions occurring after year end.)
Proceedings under Chapter 11 of the Bankruptcy Code
Hancock’s business was generally profitable through its 2004 fiscal year. During fiscal year 2005, Hancock, like most of its competitors, experienced continuing declines in comparable store sales consistent with a prevailing downward trend in the Company’s industry.
The declining sales based on market conditions were exacerbated by inaccuracies in the Company’s 2005 store inventory counts which caused a delay in releasing the Company’s 2005 financial statements. The application of the Company’s practice of accounting for promotional fabric inventory, based on average weight factors, during the 2005 store inventories was determined to be inaccurate. Accordingly, the Company conducted physical inventory recounts using more precise weight factors in all of its stores during February through April of 2006.
The delay in filing our 2005 financial statements caused substantial erosion in confidence among the Company’s key constituents. For example, due to the failure to file timely audited financial statements, many of the Company’s trade vendors that relied on accounts receivable factoring agents for liquidity, reduced terms by as much as 60 days, and the Company was required to issue letters of credit to secure the factors for trade vendors, which further reduced available cash. In addition, it (a) required the Company, among other things, to incur substantial fees from outside inventory service providers, (b) increased audit fees and expenses considerably, and (c) forced the Company to hire a firm to assist with the financial reporting process. The Company estimates that the additional out-of-pocket expense exceeded $6 to $7 million in the aggregate. During February through April 2006, the Company’s field personnel, which included all store employees, store managers, district and regional managers, were burdened by the administrative and other requirements of the new physical inventory process, causing them to divert needed attention away from customers and sales efforts, further driving down already declining comparable store sales. This process thus consumed a material portion of the Company’s cash flow, financed largely by increased borrowings under the Company’s senior collateralized revolving credit facility (the “Credit Facility”) with Wachovia Bank and other lenders.

Partially in response to the losses and operational difficulties, which continued through fiscal 2006, Hancock analyzed its store base and sales data, contracting its chain moderately to help reduce losses. We closed approximately 40 underperforming stores in 2006 and, in early 2007 elected to close approximately another 30 underperforming stores, liquidating the inventory therein in order to pay down debt and satisfy cash needs. Hancock continued to aggressively prune underperforming stores from its chain, and in March of 2007 began to implement a decision to liquidate and close approximately 104 additional underperforming stores, with a concomitant reduction in corporate overhead and distribution costs. In addition, on September 1, 2006, the Company engaged Houlihan Lokey Howard & Zukin to assist in evaluating the Company’s strategic options.
On March 20, 2007, the Company announced that it had received a notice of default from its bank group due to the previously reported delay in filing its quarterly financial statements and due to the Company’s inability to comply with a financial covenant in the Company’s bank credit facility that required the Company to have at least $25 million of excess availability.
On March 21, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Court”) (Case No. 07-10353). The reorganization case is being administered under the caption “In re Hancock Fabrics, Inc., Case No. 07-10353.” The Company continues to operate its business as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
On March 22, 2007, the Company received interim approval of the Court of a $105 million “debtor-in-possession” financing arrangement with Wachovia Bank, N.A., in which the Company gained additional borrowing capacity (see Note 7 to the accompanying Consolidated Financial Statements). Also on June 15, 2007, the Company reached a definitive agreement (the “Loan Agreement”) with another lender for an additional loan of up to $17.5 million. The Loan Agreement provides for a term loan facility in the aggregate principal amount of up to $17,500,000. The Company intends to use the proceeds of the loans made under the Loan Agreement for general working capital purposes and to pay fees and expenses related to the Loan Agreement.
On July 2, 2007, the U.S. Bankruptcy Court entered an order pursuant to section 365(d)(4) of the Bankruptcy Code extending the deadline by which the debtors must assume or reject unexpired leases of non-residential real property, extending the debtors’ time to assume or reject unexpired non-residential real property leases through and including October 17, 2007. On August 17, 2007, the debtors sent their landlords a letter requesting that the landlord consent in writing to an extension of the debtors’ period, under section 365(d)(4)(B)(ii), to assume or reject the debtors’ lease(s) with such landlord (the “Written Consent Solicitation Letter”). The Written Consent Solicitation Letter requested that each landlord give its written consent to an extension of the debtors’ time through February 29, 2008, to assume or reject its lease. On October 17, 2007, the debtors notified the Court that approximately 180 landlords had agreed to the extension. In addition, approximately 90 leases for which extensions were not obtained were assumed on October 17, 2007.
On July 18, 2007, the Company filed a motion (the “Motion”) requesting that the Court extend the period during which the Company has the exclusive right to file a plan or plans of reorganization through February 28, 2008, and to extend the period during which the Company has the exclusive right to solicit acceptances thereof through April 30, 2008. On November 30, 2007, the Company filed a motion to extend the time during which the Company has the exclusive right to file a plan or plans through May 30, 2008, and to extend the period during which the Company has the exclusive right to solicit acceptances thereof through July 30, 2008. The motion was further amended on December 14, 2007, with respect specifically to the creditors’ committee to extend the exclusivity period through March 31, 2008, and solicitation period through May 30, 2008, provided that the Company delivers to the creditors’ committee a plan of reorganization term sheet on or by January 15, 2008, and a draft plan of reorganization and disclosure statement on or by January 31, 2008. Such was provided by the due date.

Under Chapter 11, we are continuing to operate our business without interruptions as a debtor-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Court.
Although we can not currently estimate the impact of Chapter 11 filings on our future financial statements, we have determined that we will be required to review certain assumptions used in determining the fair value of our long-lived assets and goodwill. We are also in the process of reviewing contracts and unexpired leases to determine which, if any, we could reject as permitted by the Bankruptcy Code.
The Company has presented its business plan to both the Official Committee of Unsecured Creditors and the Official Equity Committee to begin the process of formulating and negotiating a plan of reorganization. The Company intends to file a plan during the first calendar quarter of 2008 and exit Chapter 11 two to three months later.
Operations
Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics, and home accent pieces), quilting materials, and notions (which include sewing aids and accessories such as zippers, buttons, threads, sewing machines and patterns).
Our stores are primarily located in strip shopping centers. During 2006, we opened 4 stores, closed 44 stores, and relocated 6 stores. Additionally, during the first quarter of 2007, we made decisions to close 134 stores during 2007.
Merchandising/Marketing
The following table shows net sales for each of our merchandise categories as a percentage of our total net sales:

	Year Ended
	February 3,	January 28,	January 30,
	2007	2006	2005
Apparel Fabrics	29%	28%	29%
Home Decorating	23%	26%	27%
Quilting/Craft	24%	24%	25%
Notions and Accessories	24%	22%	19%
	100%	100%	100%
We principally serve the sewing, needle arts, and home decorating markets; these markets primarily consist of women who are creative enthusiasts, making clothing and gifts for their families and friends and decorating their homes.
We offer our customers a wide selection of products at prices that we believe are similar to the prices charged by our competitors. In addition to staple fabrics and notions for apparel, quilting, and home decoration, we provide a variety of seasonal and current fashion apparel merchandise.
We use promotional advertising, primarily direct mail, and newspapers to reach our target customers. We mail fourteen to eighteen direct mail promotions each year to approximately one million households.
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
Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 3% of our merchandise from any one supplier during the fiscal year ended February 3, 2007. We purchased approximately 13% of our merchandise from our top five suppliers in fiscal year 2006.
Competition
We are among the largest fabric retailers in the United States, serving our customers in their quest of apparel and craft sewing, quilting, home decorating, and other artistic undertakings. We compete nationally with one publicly traded company in the fabric retail industry, Jo-Ann Stores, Inc. In addition, Wal-Mart Stores, Inc. has fabric departments in most store locations; however, management understands that Wal-Mart plans to exclude cut fabric in most of its newly opened stores and will stop selling cut fabric in some of its existing stores. We also compete with a few smaller fabric chains and numerous independent fabric stores. We compete on the basis of price, selection, quality, service and location. We believe that our continued commitment to providing assortments that are affordable, complete, and unique, combined with the expert sewing advice available in each of our stores, provides us with a competitive advantage over our rivals.
Information Technology
Hancock is committed to using information technology to improve operations and efficiency, and enhance the customer shopping experience. Implementation of a point-of-sale (“POS”) system in our stores was completed in early 2005, providing us with detailed sales and gross margin information at the item level for the first time in the Company’s history. Such information can be used to better understand and react to sales trends, evaluate advertising strategies, improve the allocation of merchandise to individual stores, and analyze the results of merchandise programs that are being tested.
Service Mark
The Company has registered the service mark “Hancock Fabrics” with the United States Patent and Trademark Office.
Seasonality
Hancock’s business is seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.
Employees
At February 3, 2007, we employed approximately 5,200 people on a full-time and part-time basis. Approximately 4,900 work in our retail stores. The remaining employees work in the Baldwyn headquarters, and warehouse and distribution facility. The Company has no employees covered under collective bargaining agreements.
Government Regulation
The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of our employees are paid at rates related to federal and state minimum wages and, accordingly, any increase in the minimum wage would affect our labor cost.
Available Information
The Company’s internet address is www.hancockfabrics.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (“Exchange Act”) are made available free of charge on our website as soon as practicable after these documents are filed with or furnished to the Securities and Exchange Commission (“SEC”). We also provide copies of such filings free of charge upon request. This information is also available from the SEC through their website, www.sec.gov, and for reading and copying at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549-0102. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
Section 302 Certification
The Chief Executive Officer and Chief Financial Officer of Hancock filed the certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
Operational Restructuring Initiatives
Shortly after filing for Chapter 11, the Company formulated and launched a set of initiatives to improve Hancock’s foundation for future growth. Through these initiatives the Company:
•	Developed a comprehensive bottom-up business plan incorporating management’s strategic objectives, supported by a set of underlying assumptions and detailed financial projections on a monthly basis for the next two years and on an annual basis for the following three years

•	Worked with a leading outside consulting firm to develop a new, exciting prototype store with a completely redesigned layout and significantly enhances customer experience

•	Developed a plan to build new store fixtures for remodeled stores in-house to achieve savings of over 50% versus third-party manufacturing and has developed and implemented the site construction and build-outs, expected to result in similar savings

•	Redesigned and shortened the projected store opening process

•	Working with other leading outside consultants with expertise in retailing and real estate to evaluate the Company’s current store base and identify opportunities to increase sales and profitability through targeted store relocations

•	Implemented a product remerchandising program to enhance product offerings and profitability

•	Centralized purchasing and inventory management to reduce direct-to-store shipments in order to help achieve and maintain desired profitability levels of purchased products and appropriate overall stocking levels and reduce freight expenses by eliminating costly drop-shipments from vendors

•	Executed a strategic global sourcing program to increase amount of centralized product purchases from overseas to improve product mix and profitability

•	Substantially completed implementation of an information technology upgrade, including comprehensive store-level point-of-sale and inventory management information systems

•	Upgraded data transfer platform to and from the stores with state-of-the-art internet-based technology that will provide for faster updates of significantly more data, and allow senior management to perform more real-time analyses of the data

•	Developed and began rollout of a new e-commerce strategy, including securing a new third-party business partner to assist in executing a new and improved website supported by a data-driven marketing and advertising program

•	Identified attractive candidates to supplement the existing senior management team and take the lead in important areas of focus, including a new senior vice president of operations, a new director of hancockfabrics.com, and a new senior vice president of the Company’s wholesale business

•	Implemented additional organization changes and reorganized certain departments to further reduce overall headcount to lower overall operating expenses

•	Changed financial reporting from quarterly to monthly to comply with the United States Trustee’s reporting requirements and to provide management with the data critical to effectively manage the business
As these initiatives are completed, a series of “growth” initiatives will be launched that are prioritized and time phased to minimize execution risk and maximize return on capital employed. These growth initiatives will build on and improve upon the direction and results of the foundation initiatives. They are:
•	Store remodels

•	Store relocations

•	New store launches
Six new store prototypes were opened in the fourth quarter of 2007 that will serve as a platform for testing the assumptions, conclusions and processes that come out of the foundation initiatives. The first prototype was opened in November of 2007 in Huntsville, AL with results in line with expectations.
Item 1A. RISK FACTORS
The following risk factors should be considered carefully in evaluating our business along with the other information contained in or incorporated by reference into this Annual Report and the exhibits hereto.
Because we are in Chapter 11 and have incurred significant operating losses, it is uncertain whether we will emerge from bankruptcy or achieve a viable operation.
We are currently operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, and our continuation as a going concern is contingent upon, among other things, our ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and have the plan confirmed by the Bankruptcy Court, comply with terms of existing and future loan agreements, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations.
Prolonged continuation of the Chapter 11 proceedings may harm our business.
The prolonged continuation of the Chapter 11 proceedings could adversely affect our business and operations. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with our reorganization instead of focusing exclusively on business operations. Prolonged continuation of the Chapter 11 proceedings will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business and will likely erode investor confidence. In addition, the longer the Chapter 11 proceedings continue, the more likely it is that our customers, suppliers, distributors and agents will lose confidence in our ability to successfully reorganize our business and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. The prolonged continuation of the Chapter 11 proceedings may also require us to seek additional financing in order to service debt and other obligations. It may not be possible for us to obtain additional financing during or after the Chapter 11 proceedings on commercially favorable terms or at all. If we were to require additional financing during the Chapter 11 proceedings and were unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized.
We may not be able to generate a viable plan, and we may not be able to obtain confirmation of the plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the plan. A dissenting holder of a claim against or equity interest in the Company may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the plan are fair and equitable to non-accepting Classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) the plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting Classes, (ii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting Holders of Claims within a particular Class under the plan will not be less than the value of distributions such Holders would receive if the Company were liquidated under Chapter 7 of the Bankruptcy Code. The Bankruptcy Court may determine that the plan does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court.
If the plan is not confirmed by the Bankruptcy Court, it is unclear whether we will be able to reorganize our business and what, if any, distributions holders of claims against or equity interests in the Company ultimately would receive with respect to their claims or equity interests. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is possible that holders of claims would receive substantially less favorable treatment than they would receive under the plan.
We have risk relating to our financial condition and liquidity.
As discussed in Note 2 to the accompanying Consolidated Financial Statements, we are operating as debtors-in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding our current circumstances, it is difficult to predict our actual liquidity needs and sources at this time. Our access to additional financing while in the Chapter 11 bankruptcy process may be limited.
We have been delisted from the New York Stock Exchange.
On March 21, 2007, our common stock was suspended from trading and was later, effective May 4, 2007, delisted from the New York Stock Exchange (“NYSE”). Our common stock is now traded through broker-to-broker transactions on what is commonly referred to as “Pink Sheets”. The price of our stock is quoted through an Over-the-Counter (OTC) bulletin board. This has reduced the market and liquidity of our common stock and consequently the ability of our stockholders and broker/dealers to purchase and sell our shares in an orderly manner or at all. The volume of trading in our stock has generally declined since our bankruptcy filing. Trading in our common stock in this manner entails other risks. Due in part to the decreased trading price of our common stock and reduced analyst coverage, the trading price of the Company’s common stock may change quickly, and brokers may not be able to execute trades as quickly as they could when the common stock was listed on the New York Stock Exchange.
Our ability to continue as a “going concern” is uncertain.
The accompanying consolidated financial statements have been prepared assuming that we will continue to operate as a going concern which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments. The bankruptcy filing and related circumstances, including our default on all pre-

petition debt, the losses from operations, as well as current economic conditions, raise substantial doubts about our ability to continue as a going concern. The appropriateness of reporting on a going concern basis is dependent upon, among other things, the availability of sufficient capital to meet expenses, confirmation of a plan of reorganization, future profitable operations, customer and employee retention and the ability to generate sufficient cash from operations and financing sources to meet our obligations as they become due. We have assumed all of the foregoing. Should some or all of our assumptions fail to be realized in the future, our results of operations and financial condition will be adversely affected and our ability to continue as a going concern will be doubtful.
Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.
We did not timely file with the SEC our Form 10-K for fiscal 2005 or 2006, and we have not filed with the SEC our Forms 10-Q for the quarterly periods ended April 29, 2006, July 29, 2006, and October 28, 2006. Also, we have not timely filed with the SEC our Forms 10-Q for the quarterly periods ended May 5, 2007, August 4, 2007, and November 3, 2007. Consequently, we are not compliant with the reporting requirements under the Exchange Act.
Our inability to timely file our periodic reports with the SEC involves a number of current and future significant risks, including:
•	A breach had been declared under our bank credit facility (see Note 7 to the Accompanying Consolidated Financial Statements) causing our lenders to declare our outstanding loans due and payable.

•	Our common stock has been delisted from the NYSE. We may be unable to re-register our common stock on the NYSE or other exchanges.

•	We are not eligible to use a registration statement to offer and sell freely tradable securities, which prevents us from accessing the public capital markets.
Any of these events could continue to materially and adversely affect our financial condition and results of operations.
In our internal control assessments, we identified material weaknesses in our internal control over financial reporting, which could materially and adversely affect our business and financial condition.
As discussed in Item 9A. CONTROLS AND PROCEDURES the Company’s assessments of our internal control over financial reporting identified material weaknesses. Due to these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of February 3, 2007.
Our inability to maintain effective internal controls over financial reporting could, among other things, cause us to continue to fail to file our periodic reports with the SEC in a timely manner or require us to incur additional costs or divert management resources. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Restrictions placed on us by our bank credit facility may limit our ability to finance future needs or adapt our business plan to changes.
As discussed in Note 7 to the accompanying Consolidated Financial Statements — Long-Term Debt Obligations, we were not in compliance with various debt covenants contained in our Credit Facility (defined in Note 7) prior to filing for Bankruptcy in March of 2007. Subsequent to year end our Credit Facility was replaced by a $105 million debtor-in-possession financing arrangement (defined in Note 7 as the “DIP Credit Facility”).
The DIP Credit Facility contains several covenants, including but not limited to limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends. Under the DIP Credit Facility we are currently required to maintain at least $15 million of excess availability, as defined. We are currently in compliance with covenants under the DIP Credit Facility. However, future violations of the covenants would permit the lenders to restrict our ability to borrow or initiate letters of credit, and require immediate repayment of amounts outstanding.
Taxing authorities could disagree with our tax treatment of certain deductions or transactions, resulting in unexpected tax assessments.
The possibility exists that the Internal Revenue Service or another taxing authority could audit our current or previously filed tax returns and dispute our treatment of a tax deduction, resulting in an unexpected assessment. Depending on the timing and amount of such an assessment, it could have a material adverse effect on our results of operations, financial condition and liquidity.
Failure to comply with the requirements of the NYSE or other exchanges could cause our stock to continue to be delisted and may impede our ability to re-register our common stock.
The inability to re-register our common stock would have a material adverse effect on us by, among other things, reducing:
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
We have devoted substantial internal and external resources to the completion of our consolidated financial statements for the years ended January 28, 2006 and February 3, 2007. As a result of these efforts, along with efforts to complete our assessments of internal control over financial reporting as of February 3, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect that we will incur incremental fees and expenses for additional auditor hours and fees, financial and other consulting services and legal services. While we do not expect fees and expenses relating to the preparation of our financial results for future periods to remain at this level, we expect that these fees and expenses will remain significantly higher than historical fees and expenses in this category for the next several quarters. These expenses, as well as the substantial time devoted by our management and staff towards addressing these weaknesses, could have a material and adverse effect on our financial condition, results of operations and cash flows.
We are subject to the risk of litigation and regulatory proceedings or actions in connection with the 2005 restatement of prior period financial statements.
In our 2005 Form 10-K filed with the SEC we restated the quarterly financial data for the interim periods of fiscal 2005 and 2004, and the consolidated financial statements for fiscal 2004 and 2003. We may in the future be subject to class action suits, other litigation or regulatory proceedings or actions arising in relation to the restatement of our prior period financial statements. Any expenses incurred in connection with this potential litigation or regulatory proceedings or action not covered by available insurance or any adverse resolution of this potential litigation or regulatory proceedings or action could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, any litigation or regulatory proceedings or action may be time consuming, and it may distract our management from the conduct of our business.
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
We are one of the largest fabric retailers in the United States and principally compete with only one national fabric/craft store chain, a few small fabric chains and numerous independent fabric stores. In addition, Wal-Mart Stores, Inc. has a fabric department in most store locations. Changes in our competitive environment could adversely impact our operating results. Such changes include, but are not limited to, the following:
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
Adverse general economic conditions that are beyond our control can negatively impact consumer confidence and spending habits that in turn could lead to a material adverse effect on our financial condition and operating results. These factors include, but are not limited to, increased interest rates in periods of borrowings, consumer debt levels, tax rates and policies, unemployment trends, recession, inflation, and deflation. Our sales generally originate from disposable income from our customers. As the consumer’s disposable income decreases (i.e., as a result of higher fuel prices), our sales revenue could decline leading to a material adverse impact on our financial condition and operating results.
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
Over 70% of our store shipments pass through our distribution center. The remainder of merchandise is drop-shipped by our vendors directly to our store locations. Damage or interruption to the distribution center from factors such as fire, power loss, storm damage or unanticipated supplier shipment delays could cause a disruption in our operations. The occurrence of unanticipated problems at our distribution center would likely result in increased operating expenses and reduced sales that would negatively impact our operating results.
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
Our debt level upon exit from bankruptcy protection could make us more vulnerable to adverse economic conditions.
Our debt level upon exit from bankruptcy protection could adversely affect our flexibility to respond to changing business and economic conditions and our ability to fund working capital, capital expenditures and other general corporate requirements. This situation could be compounded further if payment terms on our inventory purchases are tightened by our suppliers for any reason. If we do not improve our cash flow from operations and reduce our debt, we might have to seek alternative strategies, including closing additional stores, reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, and seeking additional debt or equity financing.
Litigation developments and failure to comply with various laws and regulations could adversely affect our business operations and financial performance.
We are regularly involved in various litigation matters that arise in the ordinary course of our business, including liability claims. Litigation could adversely affect our business operations and financial performance. Also, failure to comply with the various laws and regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance, and restatements of financial statements.
Other matters.
The foregoing list of risk factors is not all inclusive. Other factors that are not known to us at this time and unanticipated events could adversely affect our business.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As of February 3, 2007, the Company operated 403 stores in 40 states. (See Note 4 to the accompanying Consolidated Financial Statements for a discussion of dispositions occurring after year end.) The number of store locations in each state is shown in the following table:

	Number		Number
State	of Stores	State	of Stores
Alabama	14	Missouri	12
Arizona	9	Montana	2
Arkansas	13	Nebraska	5
California	22	Nevada	4
Colorado	8	New Mexico	4
Delaware	1	North Carolina	16
Florida	12	North Dakota	4
Georgia	17	Ohio	8
Idaho	5	Oklahoma	15
Illinois	19	Oregon	3
Indiana	8	Pennsylvania	5
Iowa	12	South Carolina	10
Kansas	4	South Dakota	3
Kentucky	9	Tennessee	18
Louisiana	14	Texas	46
Maryland	6	Utah	6
Massachusetts	2	Virginia	16
Michigan	9	Washington	10
Minnesota	10	Wisconsin	13
Mississippi	8	Wyoming	1
Our store activity for the last five years is shown in the following table:

Year	Opened	Closed	Net Change	Year-end Stores	Relocated(1)
2002	27	(36)	(9)	430	—
2003	28	(25)	3	433	—
2004	39	(25)	14	447	—
2005	11	(15)	(4)	443	10
2006	4	(44)	(40)	403	6

(1)	Prior to 2005, stores that were relocated within the same market were treated as both an opening and a closing.
The Company’s 403 retail stores average 14,019 square feet and are located principally in strip shopping centers.
With the exception of two owned locations, the Company’s retail stores are leased. The original lease terms generally are 10 years in length and most leases contain one or more renewal options, usually of five years in length. As of February 3, 2007, the remaining terms of leases for stores in operation, including renewal options, averaged approximately 13 years. During fiscal 2007, 45 store leases are scheduled to expire. We currently have negotiated or are in the process of negotiating renewals on certain of these leases. Additionally, during the first quarter of 2007, the Company decided to close approximately 134 stores (one of which was an owned location) during fiscal 2007. As a result of the Company’s Chapter 11 reorganization process, certain of the leased locations have been sold for $3.6 million and others have been rejected. The Company anticipates settling any remaining lease commitments and rejection claims for $3.7 in the aggregate.
In fiscal 2004, the Company completed construction of and moved into a 650,000 square foot warehouse and distribution facility, a 28,000 square foot fixture manufacturing facility, and an 80,000 square foot corporate headquarters facility in Baldwyn, Mississippi. These facilities, which are located on 64 acres of land, are owned by the Company and serve as collateral under the Company’s credit facility.
Reference is made to the information contained in Note 8 to the accompanying Consolidated Financial Statements for information concerning our long-term obligations under leases.
Item 3. LEGAL PROCEEDINGS
On March 21, 2007, the Company filed voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization case is being administered under the caption “In re Hancock Fabrics, Inc., Case No. 07-10353.” The Company will continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. For more information about the filing, see Item 1. Business — Proceedings under Chapter 11 of the Bankruptcy Code.
The Company is a party to several legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of the Company.
The Company has received several tax assessments from the Mississippi State Tax Commission (the “Tax Commission”) resulting from an audit of the Company’s state income, franchise, and sales and use tax returns. The predominant income tax issue underlying these assessments concerns the taxation of certain intercompany payments by and between the Company and certain of its subsidiaries. In essence, the Tax Commission believes that all intercompany payments made to the Company’s subsidiaries domiciled in another state are attributable to the Mississippi operations of the Company and taxable in full in Mississippi. Additionally, the Tax Commission has asserted that those companies located in Mississippi that made the intercompany payments are not entitled to deduct those amounts. Thus, Mississippi is attempting simultaneously to tax the same intercompany payments to both parties to those transactions. The franchise tax assessments are primarily attributable to the Tax Commission’s position that all of the intercompany indebtedness by and between the Company and its subsidiaries is properly classified as taxable capital rather than debt. A proposed settlement is expected to be finalized with the Tax Commission during the first quarter of 2008. The Company does not believe that the amounts ultimately paid for the above matter will materially differ from the amounts accrued.
On July 20, 2007, a putative class action styled Kathy Aliano v. Hancock Fabrics, Inc., et al., Case No. 07-C-4109, was commenced against the Company and others including the Company’s officers, directors, employees and agents in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint filed in the action alleges violation by the Company of the Fair and Accurate Credit Transactions Act amendment to the Fair Credit Reporting Act, which prohibits the printing of more than the last five digits of a credit card number or the expiration date on customer receipts, and seeks (i) statutory damages, (ii) attorneys’ fees, litigation expenses and costs and (iii) other relief the court may deem proper. The Company has settled and the Bankruptcy Court has approved on a preliminary basis, the settlement which will not have a material effect on the financial condition or operating results of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fiscal year ended February 3, 2007, through the solicitation of proxies or otherwise.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER              PURCHASES OF EQUITY SECURITIES
Through March 20, 2007, the Company’s common stock and the associated common stock purchase rights were listed on the NYSE and traded under the symbol HKF. On March 21, 2007, the Company’s common stock was suspended from trading on the NYSE and was delisted on May 4, 2007. Our common stock is now quoted on the Over-the-Counter (OTC) bulletin board quotation service under the symbol HKFIQ.PK. Our stock is traded through broker-to-broker transactions on what is commonly referred to as “Pink Sheets.” The following table sets forth the high and low closing prices of our common stock for the year and during each quarter in 2005 and 2006, together with dividends.

			Cash
	High	Low	Dividend

2005
First Quarter	$9.10	$5.92	$.06
Second Quarter	6.92	5.36	.06
Third Quarter	7.21	5.70	.06
Fourth Quarter	6.50	3.67	—

Year Ended
January 28, 2006	$9.10	$3.67	$.18

2006
First Quarter	$4.56	$3.29	$—
Second Quarter	3.65	3.01	—
Third Quarter	3.53	2.56	—
Fourth Quarter	4.15	2.84	—

Year Ended
February 3, 2007	$4.56	$2.56	$—

As of February 2, 2008, there were 3,869 record holders of Hancock’s common stock.
The Company did not pay any cash dividends during 2006. The Company announced in November 2005 that Hancock was indefinitely suspending its cash dividend in order to support the Company’s operational needs. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows, capital requirements and financial covenants.
See Part III, Item 12 for a description of our securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its Common Stock during the year ended February 3, 2007:
Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased as	Number of Shares That
	Total number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans (2)	Under the Plans (2)
January 29, 2006 through February 25, 2006	—			243,753
February 26, 2006 through April 1, 2006	3,456	$3.55		243,753
April 2, 2006 through April 29, 2006	—			243,753
April 30, 2006 through May 27, 2006				243,753
May 28, 2006 through July 1, 2006	32,761	$3.19		243,753
July 2, 2006 through July 29, 2006				243,753
July 30, 2006 through August 26, 2006				243,753
August 27, 2006 through Sep tember 30, 2006	1,807	$3.03		243,753
October 1, 2006 through October 28, 2006	106	$3.11	106	243,647
October 29, 2006 through November 25, 2006	13,555	$3.35		243,647
November 26, 2006 through December 30, 2006	1,520	$3.19		243,647
December 31, 2006 through February 3, 2007				243,647
Total January 29, 2006 through February 3, 2007	53,205	$3.25	106	243,647

(1)	The number of shares purchased during the year includes 46,151 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares and 6,948 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the issuance of shares to members of the Board of Directors (in lieu of cash fees).

(2)	In June of 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,353 shares purchased under this authorization through February 3, 2007. The shares discussed in footnote (1) are excluded from this column. The Company has not repurchased any additional shares through February 2, 2008, other than insignificant odd-lot accounts.

Item 6. SELECTED FINANCIAL DATA
Set forth below is selected financial information of the Company for each fiscal year in the 5-year period ended February 3, 2007. The selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Form 10-K.

(dollars in thousands, except per share data)	2006(1)	2005	2004	2003	2002

Results of Operations Data:
Sales	$376,179	$388,752	$410,698	$427,868	$423,894
Gross profit	149,471	158,191	183,236	203,941	200,802
Earnings (loss) from continuing operations before income taxes	(46,305)	(28,572)	3,429	26,865	29,234
Earnings (loss) from discontinued operations, net of tax	(3,943)	(2,368)	(490)	353	305
Net earnings (loss)	(45,907)	(30,251)	1,694	17,302	18,927
As a percentage of sales	-12.2%	-7.8%	0.4%	4.0%	4.5%
As a percentage of average shareholders’ equity	-69.0%	-30.5%	1.4%	14.3%	18.2%

Financial Position Data:
Total assets	$212,217	$241,973	$257,791	$254,697	$225,274
Capital expenditures	2,324	5,114	22,785	21,942	17,089
Long-term indebtedness	65,350	55,170	31,000	10,000	—
Common shareholders’ equity	52,462	80,561	118,105	130,409	111,386
Current ratio	2.2	2.7	2.4	2.1	2.0

Per Share Data:
Basic earnings (loss) per share	$(2.45)	$(1.63)	$0.09	$0.98	$1.06
Diluted earnings (loss) per share	(2.45)	(1.63)	0.09	0.93	1.00
Cash dividends per share	—	0.18	0.48	0.40	0.32
Shareholders’ equity per share	2.72	4.20	6.15	6.92	5.85

Other Data:
Number of states	40	43	42	42	42
Number of stores	403	443	447	433	430
Number of shareholders	3,889	4,170	4,453	4,633	4,930
Number of shares outstanding, net of treasury shares	19,311,307	19,189,025	19,200,883	18,847,801	19,049,778
Comparable store sales change	-1.9%	-6.2%	-4.2%	1.2%	8.3%
Total selling square footage	4,837,091	5,278,179	5,253,424	5,087,065	4,963,538

(1)	Fiscal year 2006 contained 53 weeks while all other years presented contained 52 weeks.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Developments
As more fully described in “Item 1. Business — Proceedings under Chapter 11 of the Bankruptcy Code, on March 21, 2007, the Company filed voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company will continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
As a result of the filing, our creditors were automatically stayed from taking certain enforcement actions under their respective agreements with us unless the stay is lifted by the Bankruptcy Court.
During the Chapter 11 process, we may, with Bankruptcy Court approval, sell assets and settle liabilities for amounts other than those reflected in our financial statements.
We are in the process of reviewing contracts and unexpired leases to determine which, if any, we will reject as permitted by the Bankruptcy Code. Through early December 2007, we have assumed leases for approximately 133 retail locations, rejected leases for approximately 78 retail locations and have negotiated consensual extensions of the time to assume or reject non-residential real property leases for approximately 183 retail locations through, in all but two cases, February 29, 2008. We cannot presently estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.
The administrative and reorganization expenses resulting from the Chapter 11 process will unfavorably affect our results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 process.
Divestitures
During 2006 the Company closed 44 stores, of which 26 qualified for discontinued operations treatment in accordance with Statement of Financial Accounting Standards “SFAS” 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the 26 stores are presented separately in the accompanying statement of operations for all periods presented. These stores represent approximately $12.3 million in annualized sales and approximately $3.9 million in operating losses.
Subsequent to year end, in the first quarter of 2007, the Company announced plans to close an additional 134 stores. The Company expects 124 of these stores to qualify for discontinued operations treatment under SFAS 144. The presentation of these 124 stores as discontinued operations will begin, in accordance with SFAS 144, in the first quarter of 2007. Revenues and operating losses for the 124 stores that are expected to qualify as discontinued operations are provided below:

	2006		2005
Revenues	$86.7M		$88.8M
Operating Losses	$(6.0M	) $	(5.4M	)
See Note 4 in the accompanying Consolidated Financial statements for further discussion regarding discontinued operations.
Overview
Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating 403 stores in 40 states as of February 3, 2007.
Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. The stores average 14,019 total square feet, of which 12,003 are on the sales floor. During 2006, the average annual sales per store were $905,864.
We use a number of key performance measures to evaluate our financial performance, including the following (dollars in thousands):

	2006	2005	2004
Comparable store sales change (1)	-1.9%	-6.2%	-4.2%

Operating income (loss) ratio (2)	-11.0%	-6.6%	1.1%

Net cash provided by (used in) operating activities (3)	$(7,424)	$(19,198)	$10,555

Return on average assets (4)	-17.9%	-10.9%	0.9%

(1)	A new store is included in the comparable store sales computation immediately upon reaching its one-year anniversary. Stores that are relocated are treated as new stores. In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable store sales. The comparable sales decrease for 2006 included a 2.7% benefit from 42 store liquidations in connection with store closing events.

(2)	Measures the degree to which sales translate to profits after deducting the product costs and operating expenses that are required to generate sales (Operating income/loss divided by Sales).

(3)	Measures cash flows from operations, including earnings and changes in working capital (see Consolidated Statements of Cash Flows).

(4)	Measures the productivity of asset investments (Net earnings/loss, excluding the impact of interest, divided by average total assets). This calculation may or may not be comparable to other companies’ return on average assets, depending upon whether they exclude the impact of interest from net earnings.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by Hancock, including the use of estimates and assumptions, are presented in the Notes to the accompanying Consolidated Financial Statements. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments, which will affect the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary.
The financial statements have been prepared on a “going concern” basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and do not include possible issues arising from the proceedings. The consolidated financial statements included elsewhere in this Report do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders’ equity that may result from any plans, arrangements or other actions arising from the proceedings, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report.
Hancock believes that estimates related to the following areas involve a higher degree of judgment and/or complexity:
Inventories. Inventories are stated at the lower of cost or market; cost is determined by the last-in, first-out (“LIFO”) method. Therefore, the Company must estimate the market value for various portions of its inventory periodically to account for slow-moving and discontinued items, resulting in mark-downs and/or reserves for potential obsolescence and market valuation matters. The amounts of such mark-downs and reserves could vary significantly from period-to-period based on actual results affected by various market conditions and other factors. As of February 3, 2007, the Company had recorded reserves totaling $338,000.
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
Property and Equipment. Determining appropriate depreciable lives and reasonable assumptions for use in evaluation of the carrying value of property and equipment requires judgment and estimates. Changes to those estimates could cause operating results to significantly vary. The Company utilizes the straight-line depreciation method over a variety of depreciable lives while land is not depreciated. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease term as discussed in “Operating Leases” below. Buildings and related improvements are amortized over 5-40 years, leasehold improvements over 5-15 years and fixtures and equipment over 3-8 years. Generally, no estimated salvage value at the end of the useful life is considered.
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

Revenue Recognition. Sales are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. The Company allows customers to return merchandise under most circumstances. The reserve for returns was $194,000 at February 3, 2007, and $219,000 at January 28, 2006, and is included in accrued liabilities in the accompanying consolidated balance sheet. The reserve is estimated based on the Company’s prior experience of returns made by customers after period end of merchandise sold prior to period end.
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
Pension and Postretirement Benefit Obligations. The value of assets and liabilities associated with pension and postretirement benefits is determined on an actuarial basis. These values are affected by the fair value of plan assets, estimates of the expected return on plan assets, assumed discount rates and estimated future compensation increases. Hancock determines the discount rates primarily based on the rates of high quality, fixed income investments. Actual changes in the fair value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate used affect the amount of pension expense recognized. Hancock expects pension and postretirement benefit expenses to decrease by approximately 24% to 29% during 2007. The projected decrease reflects a reduction in the number of eligible employees resulting from terminations related to store closure activity, offset by the expected cost increases due to aging of the population, extra service costs, interest on growing obligations, a slightly unfavorable asset experience in 2006, and increases in the assumed medical trend rates. The Medicare Prescription Drug Improvement and Modernization Act of 2003 expanded Medicare by adding a prescription drug benefit which covers the individuals affected by the Company’s elimination of prescription drug coverage.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point	One-Percentage Point
	Increase	Decrease
Effect on total service and interest costs	$122	($104)
Effect on postretirement benefit obligation	$1,017	($893)

Our pension and postretirement plans are further described in Note 12 to the accompanying Consolidated Financial Statements.
Valuation of Long-Lived Assets. Hancock reviews the net realizable value of long-lived assets at the individual store level annually or whenever events or changes in circumstances indicate impairment has occurred. If the undiscounted cash flows are less than the carrying value, fair values based on the discounted cash flows of the estimated liquidation proceeds are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. Due to a protracted decline in sales and operating results and a decision made in the fourth quarter to implement a strategic restructuring plan that consisted of decisions to close approximately 134 stores during 2007, the Company assessed its long-lived assets and determined that certain of them were impaired. As a result, the Company has recorded approximately $1.1 million in non-cash impairment charges. Additional charges may be necessary in the future due to changes in the estimated future cash flows. Impairment charges are included in selling, general and administrative expenses in the accompanying income statement.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test goodwill for impairment. First, the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Each of the stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Due to declining operating results and other factors, the Company performed an evaluation of goodwill in 2006 which resulted in impairment charges of $579,000. The Company recorded the goodwill impairment charges by estimating the fair value of the related reporting units using the present value of the related estimated cash flows. Additional charges may be required in the future based on changes in the fair value of reporting units and the annual goodwill impairment evaluation performed in the fourth quarter of each fiscal year and updated when events arise indicating potential impairment. Prior to the implementation of SFAS 142, Goodwill and Other Intangible Assets, the Company amortized goodwill. Accordingly, goodwill is presented net of accumulated amortization of $1,239,000.
Deferred Income Taxes. The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company then evaluates the net deferred tax asset, if any, for realization. Unless the Company determines that realization is “more likely than not”, a valuation allowance against the net deferred tax asset is established through a provision to income tax expense or in some cases other comprehensive income. During the fourth quarter of fiscal 2006, the Company determined that valuation allowances totaling $14.2 million were required through the statement of operations due to the utilization and recognition of all carrybacks of net operating losses, recent operating performance of the Company, and estimated future taxable income. An additional $3.4 million related to the change in minimum pension liabilities was recorded through other comprehensive income during fiscal 2006. Accordingly, the Company may be limited in its ability to recognize future benefits related to operating losses; however, if the Company creates taxable income in the future, the Company may be able to reverse the valuation allowances resulting in a decrease in income tax expense or other comprehensive income.
Deferred taxes are summarized in Note 9 to the accompanying Consolidated Financial Statements.

Stock-based Compensation. Prior to fiscal year 2006, in accordance with APB 25, the Company did not recognize compensation expense for its outstanding stock options; however, the Company did (and still does) amortize and recognize compensation expense for the fair value of restricted stock awarded. Beginning in fiscal year 2006, the Company adopted Statement of Financial Accounting Standards “SFAS” No. 123(R) and began expensing the remaining portion of the fair value for any unvested stock options over the remaining service (vesting) period, which resulted in $1.2 million of additional stock compensation expense during the year. The amounts of future stock compensation expense may vary based on the types of awards, vesting periods, estimated fair values of the awards using various assumptions regarding future dividends, interest rates and volatility of the trading prices of the Company’s stock. The pro forma impact of the additional stock compensation expense for options reduced net earnings (loss) by $2.3 million and $1.6 million for fiscal years 2005 and 2004.
Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2006	2005	2004
Sales	100.0%	100.0%	100.0%

Cost of goods sold	60.3%	59.3%	55.4%

Gross profit	39.7%	40.7%	44.6%

Selling, general and administrative expense	49.5%	45.9%	42.4%

Depreciation and amortization	1.2%	1.4%	1.1%

Operating income (loss)	-11.0%	-6.6%	1.1%

Interest expense, net	1.3%	0.7%	0.3%

Earnings (loss) before income taxes	-12.3%	-7.3%	0.8%

Income taxes	-1.0%	-0.1%	0.3%

Earnings (loss) from continuing operations	-11.3%	-7.2%	0.5%

2006 vs. 2005
Sales decreased $12.6 million in 2006 due primarily to a 1.9% reduction in sales at stores that were open more than one full year (“comparable store sales”) including a 2.7% benefit from 42 stores liquidated in connection with store closing sales events. The sales decline in comparable stores was attributable to continued weakness in the home decorating sector, as evidenced by similar results for direct and indirect competitors, and heavy competitive discounting in the industry. A reduction in customer traffic was somewhat offset by an improvement in average ticket. The balance of the sales decline was the result of a reduction in the number of stores during the year. Sales of fashion apparel fabric increased from 28% of total sales in 2005 to 29% in 2006; home decorating sales decreased from 26% to 23%; and sales of quilting/craft merchandise remained unchanged at 24%. Sewing notions and accessories increased from 22% of total sales in 2005 to 24% in 2006.
Gross margins declined from 40.7% in 2005 to 39.7% in 2006. During April 2006, the Company modified agreements with two vendors that have and will continue to supply the majority of the Company’s pattern inventory. In connection with the new agreements, the Company recorded a charge of $8.5 million to reflect additional obligations to the vendors related to future pattern sales. The agreements effectively mitigate our ownership rights in certain pattern inventory, but are expected to help maximize the gross profit realized on the sale of patterns, both consigned and owned, shorten the time for settlement with the pattern companies, and reduce the administrative burden of tracking promotional rebates. This charge adversely impacted gross margin in the current year by 2.3%. Gross margin was further reduced by liquidation sales in stores included in continuing operations. These reductions were partially offset by price increases on selected products to match those of competitors. Gross margin was positively affected by the impact of a 2006 LIFO (last-in, first-out) charge of $2.8 million versus $5.0 million in 2005 due primarily to a reduction in inventory levels from the prior year. Although not having a cash impact, LIFO caused a $2.2 million positive swing in gross profit, or about .6% of sales.
Selling, general and administrative expense as a percentage of sales increased to 49.5% in 2006 from 45.9% in 2005. The additional cost relating to the 2005 audit and the re-inventory of all store locations were the primary factors negatively affecting this comparison. This effort resulted in approximately $7.3 million of direct costs and resulted in additional store labor and travel costs, which cannot be quantified. The de-leveraging impact on the expense ratio that results from negative comparable store sales affected the comparison also. The ratio benefited from impairment charges, totaling $1.7 million in 2006, compared to a charge of $4.2 million in 2005.
Depreciation expense decreased $868,000 due to a reduction in the number of store locations and the impairment of fixed assets recognized in the current and prior year.
Interest expense increased $2.1 million due to an increasing interest rate environment and the average outstanding debt rising from approximately $51 million during 2005 to $55.9 million in 2006 as the result of operating losses.
Income tax benefit was $689,000 in 2005 compared to an income tax benefit of $3.9 million in 2006. The 2006 benefit is mainly attributable to a change in the estimated net tax receivables related to certain state tax matters and the tax benefit recorded related to the vesting of employee stock. Hancock’s effective tax rate was (2.4%) in 2005 compared to an effective tax benefit of (8.3%) in 2006.
Loss from discontinued operations increased from ($2,368) in 2005 to ($3,943) in 2006 due to declining sales and gross margins.
2005 vs. 2004
Sales decreased $21.9 million in 2005 compared to 2004 due primarily to a 6.2% decline in comparable store sales. The sales decline in comparable stores was attributable in the first half of the year to ineffective marketing and incomplete assortments in the home decorating, quilting and apparel fabric categories, and in the second half to continued weakness in the home decorating sector and heavy competitive discounting in the industry. Approximately two-thirds of the decrease was caused by a lower average ticket, with the remainder being due to reduced customer traffic. The decline in home decorating sales extended into 2006 and, in addition to a weakness in the Company’s assortments, appears to be the result of an overall slow-down in decorating sales, as evidenced by similar results for direct and indirect competitors. Sales of fashion apparel fabric declined from 29% of total sales in 2004 to 28% in 2005; home decorating sales decreased from 27% to 26%; and sales of quilting/craft merchandise declined from 25% to 24%. Sewing notions and accessories increased from 19% of total sales in 2004 to 22% in 2005.
Gross margins declined from 44.6% in 2004 to 40.7% in 2005 due to an increase in pricing discounts in response to competitive pressures within the industry and an increase in the Company’s markdowns as a reaction to the slowing sales environment. In addition, gross margin was negatively affected by the impact of a 2005 LIFO (last-in, first-out) charge of $5.0 million versus $935,000 in 2004 due primarily to an increase in the U. S. Department of Labor’s Producer Price Index (“PPI”) that the Company uses to measure inflation in inventories. Although not having a cash impact, LIFO caused a $4.1 million negative swing in gross profit, or about 1% of sales.

Selling, general and administrative expense as a percentage of sales increased to 45.9% in 2005 from 42.4% in 2004. The de-leveraging impact on the expense ratio that results from negative comparable store sales was the primary factor affecting the comparison. In addition, impairment charges, totaling $4.2 million in 2005, caused an increase in the expense ratio comparison, partially offset by the inclusion in 2004 expenses of a charge of $1.5 million for the required accelerated recognition of future retirement benefits for the Company’s retiring Chairman and Chief Executive Officer.
Depreciation expense increased $740,000 in 2005 due to a full year of depreciation expense in 2005 for capital expenditures related to the new corporate office facility, which was completed in mid-2004, and the roll-out of point-of-sale (“POS”) systems to our stores, principally in 2003 and 2004, with completion of the last few stores in early 2005.
Interest expense increased $2.1 million due to an increasing interest rate environment and the average outstanding debt rising from $33 million during 2004 to $51 million in 2005 as the result of operating losses.
Income tax expense was $967,000 in 2004 compared to an income tax benefit of ($689,000) in 2005 due to the pretax losses of the Company and recognition of deferred tax asset valuation allowances. Hancock’s effective tax rate was 36.3% in 2004 compared to an effective tax benefit of (2.4%) in 2005 due to the establishment of a valuation allowance on deferred tax assets based on the decline in the Company’s performance during 2005.
Loss from discontinued operations increased from ($490) in 2004 to ($2,368) in 2005 due to declining gross margins.
Liquidity and Capital Resources
Hancock’s primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility. Funds for such purposes, prior to the Bankruptcy filing date, have historically been generated from Hancock’s operations, credit extended by suppliers and borrowings from commercial lenders.
With the filing of our petition for reorganization under Chapter 11 of the United States Bankruptcy Code on March 21, 2007, our administrative expenses of the proceedings, working capital needs, and capital improvements are provided for by cash from operations, the $105 million DIP financing arrangement, and the $17.5 million loan discussed further below.
Hancock’s cash flow related information as of and for the past three fiscal years follows (dollars in thousands):

	2006	2005	2004
Cash and cash equivalents	$2,499	$3,215	$3,792
Net cash flows provided (used):
Operating activites	(7,424)	(19,198)	10,555
Investing activities	(1,549)	(397)	(22,438)
Financing activites	8,257	19,018	11,595
Working capital	78,898	106,421	97,306
Long-term indebtedness to total capitalization	55.5%	40.6%	20.8%
Changes in cash and cash equivalents
Cash flows used in operating activities were $7.4 million in 2006, a decrease of $11.8 million from the cash flows used by operating activities in 2005. The Company recorded a net loss of $45.9 million in 2006 compared to a net loss of $30.3 million in 2005. However, this decrease in operating cash flows was offset by a $26.2 million change in inventory mainly attributable to the Company’s discontinued operations and related liquidation sales.
In 2005, cash flows from operating activities decreased from the prior year due to a net loss of $30.3 million in 2005, versus net income in 2004 of $1.7 million, partially offset by the net loss being comprised of higher non-cash items, including LIFO ($4.1 million increase) and an impairment charge ($4.2 million). In addition, a $10.5 million decrease in accounts payable contributed to the reduction in cash flows from operating activities. The decline in accounts payable was the result of the timing of payments associated with an expansion of inventory assortments in several key areas to replace products being phased out. Since the new assortments were received in the second and third quarters, we had paid vendors prior to the end of 2005 because of credit pressure arising from operating losses and because we sourced more product overseas, which typically requires quicker payment.
Cash used for investing activities consists primarily of purchases and sales of property and equipment. Capital expenditures during 2006 were at a rate much lower than historical trends due to capital expenditures being made more on an “as-needed” basis. These expenditures were partially offset by sales of surplus property. In 2005, capital expenditures were almost entirely offset by the sale of Hancock’s former distribution center.
Cash provided by financing activities in 2006 included $8.5 million of net borrowings. These borrowings were primarily utilized to fund $7.4 million of cash used in operating activities and $1.5 million of capital expenditures. In 2005, cash provided by financing activities consisted mostly of net borrowings of $20.1 million and $4.3 million of proceeds from lease financing transactions. These inflows were primarily used to fund $19.2 million cash used in operating activities, $3.5 million of cash dividends and $1.2 million of loan costs incurred in connection with a new credit facility. In 2004, cash used for financing activities consisted mostly of net borrowings of $21 million, which were used to fund the significant level of capital expenditures and $9.1 million of cash dividends.
Working capital decreased to $78.9 million at the end of 2006 from $106.4 million in 2005, due to the inventory reduction partially offset by the increase in income tax refundable. Working capital increased to $106.4 million at the end of 2005 from $97.3 million in 2004, due primarily to the aforementioned $10.5 million reduction in accounts payable which was financed with debt.
Bank credit facility
As discussed in Note 7 to the accompanying Consolidated Financial Statements — Long Term Debt Obligations, on June 29, 2005, the Company entered into a senior collateralized revolving credit facility (the “Credit Facility”) with Wachovia Bank and other lenders. The Credit Facility replaced the Company’s previously existing revolving credit agreements with a group of banks which the Company terminated on June 29, 2005.
The Credit Facility is a five-year $110 million commitment, although there are minimum levels of availability that must be maintained which have the effect of limiting the amount that can be borrowed to less than $110 million. The level of borrowings is subject to a borrowing base as defined in the agreement. This agreement provides for an unused line fee, ranging from .25% to .35% depending upon excess availability. The Company has the option of selecting either a “prime rate” or Eurodollar loan. Advances under the Credit Facility will accrue interest either (x) at the Applicable Margin (as defined in the Loan and Security Agreement) plus the higher of (i) the rate of interest periodically announced by Wachovia as its “prime rate”, or (ii) the federal funds effective rate from time to time plus 0.50% or (y) at the Applicable Margin plus the Adjusted Eurodollar Rate (which is a rate derived from the London Interbank Offered Rate). Most borrowings under the Credit Facility are made at the Applicable Margin plus the Adjusted Eurodollar Rate and are outstanding for 30 day periods. At February 3, 2007 and January 28, 2006, Hancock had outstanding borrowings of approximately $59.6 million and $51 million, respectively under the Credit Facility. The estimated weighted average interest rates under the Credit Facility for the years ended February 3, 2007 and January 28, 2006 was approximately 7.1% and 5.9%, respectively.

The Credit Facility is collateralized by a first priority perfected collateral interest in and liens upon all of the Company’s present and future assets. The Credit Facility also contemplates the issuance of letters of credit aggregating up to $25 million, provided that all borrowings under the Credit Facility do not exceed $110 million.
The Credit Facility contains several covenants, including but not limited to, timely filing of financial statements and limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends. In addition, there is a financial covenant that requires the Company to maintain at least $25 million of excess availability, as defined. In March of 2007, the Company received a notice of default (Its waiver expired as of February 28, 2007.) due to the delay in filing its quarterly financial statements and due to the Company’s inability to comply with the financial covenant requiring the Company to have at least $25 million of excess availability.
As previously discussed, in March 2007, the Company filed voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On March 22, 2007, the Company received approval of the Court of a $105 million “debtor-in-possession” financing arrangement (the “Senior Secured Revolving Credit Facility” or “DIP Credit Facility”) with Wachovia Bank, N.A.. This financing arrangement effectively amended the above Credit Facility. The DIP Credit Facility calls for a maximum $105,000,000 credit. Similar to the previous Credit Facility, there are minimum levels of availability that must be maintained which have the effect of limiting the amount that can be borrowed to less than $105 million. Also, the level of borrowings is subject to a borrowing base as defined in the agreement. The borrowing base is mainly reliant on certain portions of the Company’s credit card receivables, inventory, and real property. The DIP Credit Facility is collateralized by a first priority perfected collateral interest in and liens upon all of the Company’s present and future assets. Also similar to the prior Credit Facility, the DIP Credit Facility may be used for letters of credit up to an aggregate amount of $25,000,000. This agreement provides for an unused line fee of .25% to .35%. The Company may elect that the loans under the DIP Credit Facility bear interest at a rate of the Adjusted Eurodollar Rate plus 1.75% or Prime plus 0.25%, as such terms are defined in the agreement. Upon default the interest rate would be increased by 2% above the highest pre-default rate.
The DIP Credit Facility is for a term ending on the earliest of: 1) two years following the closing of the DIP Credit Facility (two years from March 22, 2007 or March 22, 2009), 2) confirmation of the Company’s plan of reorganization, or 3) the last termination date set forth in the Company’s interim financing orders related to bankruptcy, unless the Company’s permanent financing order has been entered prior to such date.
The DIP Credit Facility contains several covenants, including but not limited to limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends. Under the DIP Credit Facility the Company is currently required to maintain at least $15 million of excess availability, as defined. The Company is currently in compliance with covenants under the DIP Credit Facility. However, future violations of the covenants are possible and would permit the lenders to restrict the Company’s ability to borrow or initiate letters of credit, and require immediate repayment of amounts outstanding.
At February 3, 2007 and January 28, 2006, Hancock had commitments under the above credit facility of $6.1 million and $3.0 million, respectively under documentary and standby letters of credit which support purchase orders for merchandise. Hancock also has a standby letter of credit to guarantee payment of potential future workers’ compensation claims. This letter of credit amounted to $5.5 million as of February 3, 2007 and January 28, 2006.
Also on June 15, 2007, the Company reached a definitive agreement (the “Loan Agreement”) with another lender for an additional loan of up to $17.5 million.
The Loan Agreement provides for a term loan facility in the aggregate principal amount of up to $17,500,000. The Company intends to use the proceeds of the loans made under the Loan Agreement for general working capital purposes and to pay fees and expenses related to the Loan Agreement.

The Borrowers’ obligations under the Loan Agreement are collateralized by substantially all of their real, personal, tangible and intangible assets (whether owned as of the date of the Loan Agreement or subsequently acquired or existing), including, without limitation, (a) accounts; (b) general intangibles (including intellectual property); (c) goods (including inventory and equipment); (d) real property and fixtures; (e) chattel paper (including tangible and electronic chattel paper); (f) instruments (including promissory notes); (g) documents; (h) deposit accounts; (i) letters of credit, banker’s acceptances and similar instruments; (j) supporting obligations and present and future liens, security interests, rights, remedies, title and interest in, to and in respect of receivables; (k) investment property (including securities, securities accounts, security entitlements, commodity contracts or commodity accounts); (l) monies, credit balances, deposits and other property of any Borrower or Guarantor now or hereafter held or received by or in transit to Agent or any Lender (or its affiliates) at any other depository or other institution; (m) commercial tort claims; (n) receivables (to the extent not previously described above); (o) leasehold real property interests existing as of March 22, 2007 (excluding fixtures and subject to certain limitations); and (p) all records.
The Loan Agreement contains terms and conditions customary for financing arrangements of this nature. The replacement term loan facility will mature on the earlier to occur of (a) June 15, 2009, (b) the confirmation of a plan of reorganization for Borrowers and Guarantors in the previously disclosed Chapter 11 cases of Borrowers and Guarantors (which are being administered under the Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware), or (c) the last termination date set forth in the Permanent Financing Order (as defined in the Loan Agreement).
Certain borrowings under the Loan Agreement (“Prime Rate Loans”) will bear interest at a rate equal to two (2%) percent per annum in excess of the greater of (a) 8.25%, (b) the rate from time to time publicly announced by JPMorgan Chase Bank in New York, New York, or its successors, as its prime rate, whether or not such announced rate is the best rate available at such bank or (c) the federal funds rate as published by the Federal Reserve Bank of New York in effect on such day plus one-half (1/2%) percent. Other borrowings under the Loan Agreement (“Eurodollar Rate Loans”) will bear interest at a rate equal to five (5%) percent per annum in excess of rate per annum determined by dividing (a) the rate of interest per annum appearing on Reuters Screen LIBOR Page as the London interbank offered rate for deposits in dollars at approximately 11:00 a.m. (London time) two business days prior to the first day of the applicable interest period by (b) a percentage equal to: (i) one (1) minus (ii) the percentage which is in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System as the maximum reserve requirement applicable with respect to Euro-denominated liabilities, provided that such rate shall not be less than 5.25%. Agent may, at its option or at the direction of the requisite number of Lenders, increase the interest rates to the rate of five (5%) percent per annum in excess of the applicable rate for Prime Rate Loans and the rate of eight (8%) percent per annum in excess of the applicable rate for Eurodollar Rate Loans in certain circumstances.
The representations, covenants and events of default in the Loan Agreement are customary for financing transactions of this nature. Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the sale of certain assets. Events of default in the Loan Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) the revocation or purported revocation of the obligations of a Guarantor; (d) the occurrence of certain bankruptcy or insolvency events; (e) certain judgments against the Borrowers; (f) any representation or warranty made by the Borrowers subsequently proven to have been false or misleading in any material respect; (g) certain cross default events and (h) the occurrence of a Change in Control (as defined in the Loan Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Loan Agreement and the ancillary loan documents as a secured party.
General
As of February 3, 2007, we had $32.4 million of excess availability, or $4.4 million more than required by the covenant. Subsequent to that date, the excess availability continued to decline resulting in the Company’s decision to file for bankruptcy protection. Subsequent to the bankruptcy filing, the Company received $57.2 million in proceeds from the liquidation of inventory and fixtures in 134 stores during the first half of 2007. Also during 2007, we completed the sale of an owned property for $3.1 million, received $3.6 million in auction proceeds from surplus properties and we have received $1.9 million of the $10.1 million income taxes refundable shown on the consolidated balance sheet as of February 3, 2007, which related to the expected recovery of income taxes from carrying back losses to years in which we had taxable income. The Company expects to receive the balance of the refunds in 2007 and 2008.
The Company has received several tax assessments from the Mississippi State Tax Commission (the “Tax Commission”) resulting from an audit of the Company’s state income, franchise, and sales and use tax returns. The predominant income tax issue underlying these assessments concerns the taxation of certain intercompany payments by and between the Company and certain of its subsidiaries. In essence, the Tax Commission believes that all intercompany payments made to the Company’s subsidiaries domiciled in another state are attributable to the Mississippi operations of the Company and taxable in full in Mississippi. Additionally, the Tax Commission has asserted that those companies located in Mississippi that made the intercompany payments are not entitled to deduct those amounts. Thus, Mississippi is attempting simultaneously to tax the same intercompany payments to both parties to those transactions. The franchise tax assessments are primarily attributable to the Tax Commission’s position that all of the intercompany indebtedness by and between the Company and its subsidiaries is properly classified as taxable capital rather than debt. A proposed settlement is expected to be finalized with the Tax Commission during the first quarter of 2008. The Company does not believe that the amounts ultimately paid for the above matter differ materially from the amounts accrued.
We announced in November 2005 that Hancock was indefinitely suspending its cash dividend in order to support the Company’s operational needs. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows, capital requirements and financial covenants. In addition, a decision was made to discontinue treasury stock repurchases for the foreseeable future, except for insignificant purchases from odd-lot shareholders and minor amounts surrendered by employees to satisfy tax withholding obligations arising from the lapse of restrictions on shares of stock.
Over the long term, Hancock’s liquidity will ultimately depend on returning to a positive trend in cash flow from operating activities through comparable store sales increases, improved gross margin and control of expenses.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. Since March 21, 2007, the Company has been operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, and their continuation as a going concern is contingent upon, among other things, their ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and have the plan confirmed by the Bankruptcy Court, comply with terms of loan agreements, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There can be no assurance that the Company will be able to achieve any of these results, which could raise substantial doubts about its ability to continue as a going concern and result in the complete liquidation of all assets for the benefit of its creditors. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.
Off-Balance Sheet Arrangements
Hancock has no off-balance sheet financing arrangements. Hancock leases its retail fabric store locations mainly under non-cancelable operating leases. (Six of the Company’s store leases qualified for capital lease treatment.) Future payments under operating leases are appropriately excluded from the Company’s balance sheet. Capital lease obligations are, however, reflected on the Company’s balance sheet.

Contractual Obligations and Commercial Commitments
The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of February 3, 2007 (Note references refer to the applicable footnotes to the accompanying Consolidated Financial Statements contained in Item 8 of this report.):
Contractual Obligations (in thousands)

			Less			More
	Note		than 1	1-3	3-5	than 5
	Reference	Total	Year	Years	Years	Years
Long-term debt (1)	7	$59,584	$—	$—	$59,584	$—
Minimum lease payments (2)	8	137,098	29,140	45,513	30,899	31,546
Standby letters of credit for insurance	7	5,509	5,509	—	—	—
Standby letters of credit for merchandise	7	6,100	6,100	—	—	—
Capital lease obligations (3)	8	11,547	680	1,360	1,364	8,143
Trade letters of credit		6	6	—	—	—

Total		$219,844	$41,435	$46,873	$91,847	$39,689

(1)	The calculation of interest on our Credit Facility is dependent on the average borrowings during the year and a variable interest rate, which was approximately 7.1% at February 3, 2007. Interest payments are excluded from the table because of their subjectivity and estimation required.

(2)	Our aggregate minimum lease payments represent operating lease commitments, which generally include non-cancelable leases for property used in our operations, including sale/leaseback financings. Contingent rent in addition to minimum rent, which is typically based on a percentage of sales, is not reflected in the minimum lease payment totals. Minimum payments are reflected net of expected sublease income.

(3)	Capital lease obligations include related interest.
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
Related Party Transactions
Hancock has no balances with any related parties, nor has it had any material transactions with related parties during the three-year period ended February 3, 2007.
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
Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. In 2006, 2005, and 2004 increases in the PPI resulted in LIFO charges.
Seasonality
Hancock’s business is seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer and the month of January.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 3 — Summary of Accounting Policies in the Notes to the Consolidated Financial Statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company did not hold derivative financial or commodity instruments at February 3, 2007.
Interest Rate Risk
The Company is exposed to financial market risks, including changes in interest rates. On June 29, 2005, the Company entered into the Credit Facility with Wachovia Bank and other lenders. The Credit Facility replaced the Company’s previously existing revolving credit agreements with three banks which the Company terminated on June 29, 2005.
The Credit Facility is a five-year $110 million commitment. The Company has the option of selecting either a “prime rate” or Eurodollar loan. Advances under the Credit Facility will accrue interest either (x) at the Applicable Margin (as defined in the Loan and Security Agreement) plus the higher of (i) the rate of interest periodically announced by Wachovia as its “prime rate”, or (ii) the federal funds effective rate from time to time plus 0.50% or (y) at the Applicable Margin plus the Adjusted Eurodollar Rate (which is a rate derived from the London Interbank Offered Rate). As of February 3, 2007, the Company had borrowings outstanding of approximately $59.6 million under the Credit Facility with an average interest rate of 7.1%. If interest rates increased 100 basis points, the Company’s annual interest expense would increase $596,000, assuming borrowings of $59.6 million as existed at February 3, 2007.
See Note 7 Long-Term Debt Obligations for a discussion of subsequent events impacting our long term debt.
Foreign Currency Risk
All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company, and none are expected in the foreseeable future. As of February 3, 2007, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HANCOCK FABRICS, INC.

Hancock Fabrics, Inc.
Consolidated Balance Sheets

February 3, 2007 and January 28, 2006
(in thousands, except for share and per share amounts)	2006	2005
| |
Assets
Current assets:
Cash and cash equivalents	$2,499	$3,215
Receivables, less allowance for doubtful accounts	3,389	5,053
Inventories	127,574	152,893
Income taxes refundable	10,105	7,116
Prepaid expenses	1,613	1,840

Total current assets	145,180	170,117

Property and equipment, at depreciated cost	51,043	55,948
Deferred tax assets	6,273	5,427
Goodwill	3,606	4,218
Other assets	6,115	6,263

Total assets	$212,217	$241,973

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,349	$37,784
Accrued liabilities	22,660	20,023
Deferred tax liabilities	6,273	5,889

Total current liabilities	66,282	63,696

Long-term debt obligations	59,584	51,056
Capital lease obligations	5,766	4,114
Postretirement benefits other than pensions	9,160	22,872
Pension and SERP liabilities	8,126	9,129
Other liabilities	10,837	10,545

Total liabilities	159,755	161,412

Commitments and contingencies (See Notes 8 and 14)

Shareholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 32,597,613 and 32,422,126 issued and 19,311,307 and 19,189,025 outstanding, respectively	326	324
Additional paid-in capital	73,948	75,223
Retained earnings	128,935	174,842
Treasury stock, at cost, 13,286,306 and 13,233,101 shares held, respectively	(153,545)	(153,372)
Accumulated other comprehensive loss — minimum pension liabilities, net	2,798	(13,345)
Deferred compensation on restricted stock incentive plan	—	(3,111)

Total shareholders’ equity	52,462	80,561

Total liabilities and shareholders’ equity	$212,217	$241,973

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Operations

Years Ended February 3, 2007, January 28, 2006 and January 30, 2005 (in thousands, except per share amounts)	2006	2005	2004

Sales	$376,179	$388,752	$410,698
Cost of goods sold	226,708	230,561	227,462

Gross profit	149,471	158,191	183,236

Selling, general and administrative expenses	186,275	178,477	174,303
Depreciation and amortization	4,421	5,289	4,577

Operating income (loss)	(41,225)	(25,575)	4,356

Interest expense, net	5,080	2,997	927

Earnings (loss) from continuing operations before income taxes (benefit)	(46,305)	(28,572)	3,429
Income taxes (benefit)	(3,854)	(689)	1,245

Earnings (loss) from continuing operations	(42,451)	(27,883)	2,184
Loss from discontinued operations (net of tax benefit of $0, $0, and $278)	(3,943)	(2,368)	(490)

Net earnings (loss) before cumulative effect of change in accounting principle	(46,394)	(30,251)	1,694
Cumulative effect of change in accounting principle, net of tax effect of ($0)	487	—	—

Net earnings (loss)	$(45,907)	$(30,251)	$1,694

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(2.27)	$(1.50)	$0.12
Loss from discontinued operations	(0.21)	(0.13)	(0.03)
Cumulative effect of change in accounting principle	0.03	—	—

Net earnings (loss)	$(2.45)	$(1.63)	$0.09

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(2.27)	$(1.50)	$0.12
Loss from discontinued operations	(0.21)	(0.13)	(0.03)
Cumulative effect of change in accounting principle	0.03	—	—

Net earnings (loss)	$(2.45)	$(1.63)	$0.09

Weighted average shares outstanding
Basic	18,709	18,518	18,187
Diluted	18,709	18,518	18,659

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc .
Consolidated Statements of Shareholders’ Equity

			Additional		Accumulated Other				Total
Years Ended February 3, 2007, January 28, 2006 and January 30, 2005	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Deferred	Shareholders’
(in thousands, except number of shares)	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Compensation	Equity

Balance February 1, 2004	31,941,582	$319	$70,105	$216,194	$(140)	(13,093,781)	$(151,905)	$(4,164)	$130,409
Comprehensive income:
Net income				1,694					1,694
Minimum pension liabilities, net of taxes of $5,217					(9,017)				(9,017)
Total comprehensive loss									(7,323)
Cash dividends ($.48 per share)				(9,118)					(9,118)
Issuance of restricted stock	151,500	2	1,850	(220)		100,000	1,163	(2,795)	—
Cancellation of restricted stock	(13,950)		(131)					131	—
Amortization & vesting of deferred compensation on restricted stock incentive plan			1,166					2,422	3,588
Issuance of shares under directors’ stock plan	19,598		225						225
Issuance of shares as compensation for professional services	3,578		42						42
Purchases of treasury stock						(133,469)	(1,987)		(1,987)
Stock options exercised	225,825	2	1,698						1,700
Tax benefit of stock options exercised			569						569

Balance January 30, 2005	32,328,133	323	75,524	208,550	(9,157)	(13,127,250)	(152,729)	(4,406)	118,105
Comprehensive income:
Net income				(30,251)					(30,251)
Minimum pension liabilities, net of taxes of $0					(4,188)				(4,188)
Total comprehensive loss									(34,439)
Cash dividends ($.18 per share)				(3,457)					(3,457)
Issuance of restricted stock	137,000	1	728					(729)	—
Cancellation of restricted stock	(98,800)		(1,226)					1,226	—
Amortization & vesting of deferred compensation on restricted stock incentive plan			(126)					798	672
Issuance of shares under directors’ stock plan	50,364		289						289
Issuance of shares as compensation for professional services	554		5						5
Purchases of treasury stock						(105,851)	(643)		(643)
Stock options exercised	4,875		25						25
Tax benefit of stock options exercised			4						4

Balance January 28, 2006	32,422,126	324	75,223	174,842	(13,345)	(13,233,101)	(153,372)	(3,111)	80,561
Comprehensive loss:
Net loss				(45,907)					(45,907)
Minimum pension liabilities (includling the implementation of SFAS 158 of $10,649), net of taxes of $0					16,143				16,143
Total comprehensive loss									(29,764)
Adoption of FAS 123(R), net of taxes of $0			(3,598)					3,111	(487)
Issuance of restricted stock	148,500	1	(1)
Cancellation of restricted stock	(54,300)
Stock compensation expense			2,459						2,459
Tax benefit of stock compensation			(403)						(403)
Issuance of shares under directors’ stock plan	81,287	1	268						269
Purchases of treasury stock						(53,205)	(173)		(173)

Balance February 3, 2007	32,597,613	$326	$73,948	$128,935	$2,798	(13,286,306)	($153,545)	$—	$52,462

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows

Years Ended February 3, 2007, January 28, 2006 and January 30, 2005 (in thousands)	2006	2005	2004

Cash flows from operating activities:
Net earnings (loss)	$(45,907)	$(30,251)	$1,694
Adjustments to reconcile net earnings (loss) to cash flows from operating activities Depreciation and amortization, including cost of goods sold	7,180	7,985	6,841
Amortization of deferred loan costs	456	145	—
LIFO charge	2,758	5,035	935
Deferred income taxes	(865)	6,550	3,129
Stock compensation expense	2,459	798	2,422
Reserve for store closings charges, including interest expense	1,675	671	650
Reserve for sales returns and bad debts	(20)	(19)	(11)
Reserve for lower of cost or market inventory	(34)	372	—
Stepped rent accrual	164	541	(209)
Impairment on property and equipment, goodwill, and other assets	1,691	4,153	—
Cumulative effect of change in accounting principle	(487)	—	—
(Gain) loss on disposition of property and equipment	(251)	(236)	523
Compensation expense for issuance of shares for professional services	—	5	42
Compensation expense for issuance of shares under directors’ stock plan	269	289	225
(Increase) decrease in assets Receivables and prepaid expenses	1,886	(899)	427
Inventories at current cost	22,924	727	(1,444)
Income tax refundable	(2,989)	(7,029)	(87)
Other noncurrent assets	(439)	1,461	1,055
Increase (decrease) in liabilities
Accounts payable	(435)	(10,506)	(1,354)
Accrued liabilities	1,523	1,664	(1,795)
Income taxes payable	—	(122)	(4,971)
Postretirement benefits other than pensions	(916)	211	293
Long-term pension and SERP liabilities	2,344	1,720	2,103
Reserve for store closings	(990)	(658)	(1,045)
Other liabilities	580	(1,805)	1,132

Net cash provided by (used in) operating activities	(7,424)	(19,198)	10,555

Cash flows from investing activities:
Additions to property and equipment	(2,324)	(5,114)	(22,785)
Proceeds from the disposition of property and equipment	775	4,717	347

Net cash used in investing activities	(1,549)	(397)	(22,438)

Cash flows from financing activities:
Net borrowings on revolving credit agreement	8,528	20,056	21,000
Proceeds from capital lease	—	4,252	—
Payments for capital lease	(98)	(34)	—
Payments for loan costs	—	(1,181)	—
Purchase of treasury stock	(173)	(643)	(1,987)
Proceeds from exercise of stock options	—	25	1,700
Cash dividends paid	—	(3,457)	(9,118)

Net cash provided by financing activities	8,257	19,018	11,595

Decrease in cash and cash equivalents	(716)	(577)	(288)
Cash and cash equivalents:
Beginning of period	3,215	3,792	4,080

End of period	$2,499	$3,215	$3,792

Supplemental disclosures:
Cash paid during the period for:
Interest	$5,218	$2,843	$891
Income taxes	—	22	2,975
Non-cash activities:
Change in minimum pension liabilities	$16,143	$(4,188)	$(9,017)
Net increase in capital lease obligations	1,652	4,114	—
Issuance of restricted stock	541	729	2,795
Cancellation of restricted stock	(553)	(1,226)	(131)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Description of Business
Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of February 3, 2007, Hancock operated 403 stores in 40 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment. (See Note 4 for a discussion of dispositions occurring after year end.)
Note 2 — Subsequent Event — Proceedings under Chapter 11 and Related Financings
On March 21, 2007, the Company filed voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Court”) (Case No. 07-10353). The reorganization case is being administered under the caption “In re Hancock Fabrics, Inc., Case No. 07-10353.” The Company will continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
On March 22, 2007, the Company received approval of the Court of a $105 million “debtor-in-possession” financing arrangement with Wachovia Bank, N.A., in which the Company will gain additional borrowing capacity (see Note 7 to the accompanying Consolidated Financial Statements). Also on June 15, 2007, the Company reached a definitive agreement (the “Loan Agreement”) with another lender for an additional loan of up to $17.5 million.
The Loan Agreement provides for a term loan facility in the aggregate principal amount of up to $17,500,000. The Company intends to use the proceeds of the loans made under the Loan Agreement for general working capital purposes and to pay fees and expenses related to the Loan Agreement.
On July 18, 2007, the Company filed a motion (the “Motion”) requesting that the Court extend the period during which the Company has the exclusive right to file a plan or plans through February 28, 2008, and to extend the period during which the Company has the exclusive right to solicit acceptances thereof through April 30, 2008.
On July 2, 2007, the U.S. Bankruptcy Court entered an order pursuant to section 365(d)(4) of the Bankruptcy Code extending the deadline by which the debtors must assume or reject unexpired leases of non-residential real property through and including October 17, 2007.
On August 17, 2007, the debtors sent their landlords a letter requesting that the landlord consent in writing to an extension of the debtors’ period, under section 365(d)(4)(B)(ii), to assume or reject the debtors’ lease(s) with such landlord (the “Written Consent Solicitation Letter”). The Written Consent Solicitation Letter requested that each landlord give its written consent to an extension of the debtors’ time through February 29, 2008, to assume or reject its lease. On October 17, 2007, the debtors notified the Court of the landlords who agreed to the extension. In addition, a number of leases for which extensions were not obtained were assumed on October 17, 2007.
On November 30, 2007, the Company filed a motion to extend the time during which the Company has the exclusive right to file a plan or plans through April 30, 2008, and to extend the period during which the Company has the exclusive right to solicit acceptances thereof through June 30, 2008. The motion was further amended on December 21, 2007, with respect specifically to the creditors’ committee to extend the exclusivity period through March 31, 2008, and solicitation period through May 30, 2008, provided that the Company delivers to the creditors’ committee a plan of reorganization term sheet on or by January 15, 2008, and a draft plan of reorganization and disclosure statement on or by January 31, 2008.

Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. A debtor-in-possession under Chapter 11 may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing.
Pursuant to the Bankruptcy Code, pre-petition obligations of the debtors, including obligations under debt instruments, generally may not be enforced against the debtors. In addition, any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court.
As debtors-in-possession, the debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assumption” means that the debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and “rejection” means that the debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. The Company is in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.
Since the petition date, the Company has conducted business in the ordinary course. The Company is in the process of evaluating their operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Company will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. (See Note 3 — Financial statement presentation). Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. Since March 21, 2007, the Company has been operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, and their continuation as a going concern is contingent upon, among other things, their ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and have the plan confirmed by the Bankruptcy Court, comply with terms of loan agreements, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There can be no assurance that the Company will be able to achieve any of these results, which could raise substantial doubts about its ability to continue as a going concern and result in the complete liquidation of all assets for the benefit of its creditors. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.
The consolidated financial statements do not reflect adjustments that may occur in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), which will be adopted for financial reporting in periods ending after February 3, 2007, assuming that the Company will continue as a going concern. In the Chapter 11 proceedings, substantially all unsecured liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7. The ultimate amount of and settlement terms for the debtors’ pre-bankruptcy liabilities are dependent on the outcome of the Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings, and certain gains and losses resulting from a reorganization or restructuring of the debtors’ business will be reported separately as reorganization items. In addition, interest expense will be reported only to the extent that it will be paid during the Chapter 11 proceedings or that it is probable that it will be an allowed claim under the bankruptcy proceedings.
Note 3 — Summary of Significant Accounting Policies
Consolidated financial statements include the accounts of Hancock and its wholly owned subsidiaries. All inter-company accounts and transactions are eliminated. For fiscal year 2004, Hancock maintained its financial records on a 52-53 week fiscal year ending on the Sunday closest to January 31. In fiscal year 2005, the Company began maintaining its financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2006, 2005 and 2004, as used herein, refer to the years ended February 3, 2007, January 28, 2006, and January 30, 2005, respectively. The fiscal years 2004 and 2005 contained 52 weeks. Fiscal year 2006 contained 53 weeks.
Financial statement presentation is based on the requirements of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The financial statements have been prepared on a “going concern” basis and do not include possible impacts arising from the bankruptcy proceedings initiated in March 2007 after the Company’s fiscal year end. The consolidated financial statements included elsewhere in this Report do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders’ equity that may result from any plans, arrangements or other actions arising from the proceedings, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the consolidated financial statements included elsewhere in this Report.
Discontinued operations are presented and accounted for in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. When a qualifying component of the Company is disposed of or has been classified as held for sale the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction. In determining whether elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur), the Company considers the generation of (or expected generation of) continuing cash flows. Actual or expected continuing cash inflows or outflows result from activities involving the Company and the component. The effect the existence of any continuing cash flows has on the classification of the component as discontinued operations hinges on whether those continuing cash flows are direct or indirect. Both the significance and nature of the continuing cash flows factor into our direct/indirect determination. Direct continuing cash flows exist if there has been a significant migration of revenues (cash inflows) or costs (cash outflows) from the component to the Company. Also, direct continuing cash flows exist if significant cash inflows or outflows result from the continuation of activities between the entity and the component. When determining the significance of: (a) revenues (cash inflows) or costs (cash outflows) resulting from migration and (b) cash inflows or outflows resulting from the continuation of activities, the Company considers the cash inflows and outflows that would have been expected if the disposal did not take place and the cash inflows and outflows that are expected after the disposal takes place.
Our loss from discontinued operations consists of operating losses at closed stores that qualify for discontinued operations under the requirements of SFAS 144. We have not allocated interest expense to discontinued operations.
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
Revenue recognition occurs at the time of sale of merchandise to Hancock’s customers, in compliance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Sales include the sale of merchandise at the Company’s 403 retail stores and internet store, net of sales taxes collected. The Company allows customers to return merchandise under most circumstances. Sales returns were approximately $2.4 million in 2006, $2.5 million in 2005, and $1.9 million in 2004. The reserve for returns was $194,000 at February 3, 2007, and $219,000 at January 28, 2006, and is included in accrued liabilities in the accompanying consolidated balance sheet. The reserve is estimated based on the Company’s prior experience of returns made by customers after period end of merchandise sold prior to period end.
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
Receivables include amounts due from customers for the sale of merchandise and for receivables from financial institutions for credit card payments received for the sale of merchandise. Receivables are stated net of the allowance for doubtful accounts which totaled $56,000 and $51,000 as of February 3, 2007 and January 28, 2006, respectively. The provision for doubtful accounts is included in selling, general and administrative expenses and totaled $5,000, $4,000, and $10,000 for fiscal years 2006, 2005 and 2004, respectively. Generally, past due receivables are charged interest and accounts are charged off against the allowance for doubtful accounts when deemed uncollectible.
Inventories consist of fabrics, sewing notions, and patterns held for sale and are stated at the lower of cost or market; cost is determined by the last-in, first-out (“LIFO”) method. The current cost of inventories exceeded the LIFO cost by $41.7 million at February 3, 2007 and $38.9 million at January 28, 2006. The LIFO reserve increased by approximately $2.8 million, and $5 million, during 2006 and 2005, respectively. Additionally, the costs related to handling and distribution as well as freight, duties and fees related to purchases of inventories are capitalized into ending inventory, with the net change recorded as a component of costs of goods sold. At February 3, 2007 and January 28, 2006, inventories included such capitalized costs for handling and distribution totaling $13.3 million and $13.7 million, respectively. During fiscal 2006, 2005 and 2004, the Company included in cost of goods sold $13.5 million, $15.1 million and $15.4 million, respectively, related to handling and distribution costs, and $2.9 million, $2.4 million and $2.0 million, respectively, related to depreciation and amortization expense.
Hancock provides for slow-moving or obsolete inventories throughout the year by marking down impacted inventory to its net realizable value. In addition, Hancock records specific reserves when necessary to the extent that markdowns have not yet been reflected. At February 3, 2007, and January 28, 2006, the amount of such reserves totaled $338,000 and $372,000, respectively. During April 2006, the Company modified agreements with two vendors that have and will continue to supply the majority of the Company’s pattern inventory. In connection with the new agreements, the Company recorded a charge of $8.5 million to reflect additional obligations to the vendors related to future pattern sales.
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
Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Financial Statements.
Asset retirement obligations are created as a result of certain lease requirements that Hancock remove certain assets and restore the properties to their original condition. The obligations are recorded at the inception of the lease based on estimates of the actions to be taken and related costs. Adjustments are made when necessary to reflect actual results.
Long-lived asset impairment is assessed annually or when events or changes in circumstances indicate impairment may have occurred. The assessment is performed at the individual store level by comparing the carrying value of the assets with their estimated future undiscounted cash flows in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. If the undiscounted cash flows are less than the carrying value, the discounted cash flows or comparable fair values are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. Fair values are estimated based on the discounted cash flows from the proceeds from the estimated liquidation values of the assets. During 2006, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent. The net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $376,000 for stores deemed to be at least partially impaired in the first quarter and $989,000 in the fourth quarter, and the Company recorded total impairment charges of $1.1 million due to the declining operations of the related stores and the impact on expected cash flows. During 2005, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent. The net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $4.0 million for stores deemed to be at least partially impaired, and the Company recorded an impairment charge of $3.9 million due to the declining operations of the related stores and the impact on expected cash flows. No impairment loss was recorded in 2004. Impairment charges are included in selling, general and administrative expense in the accompanying income statement.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test for impairment. First, the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting unit is estimated using the discounted present value of future cash flows. Each of the stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Due to declining operating results and other factors, the Company performed an evaluation of goodwill in 2006 which resulted in goodwill impairment charges of $579,000. Additional charges may be required in the future based on changes in the fair value of reporting units as determined by the goodwill impairment evaluation that is performed annually and when events arise indicating potential impairment. Prior to the implementation of SFAS 142, Goodwill and Other Intangible Assets, the Company amortized goodwill. Accordingly, goodwill is presented net of accumulated amortization of $1,239,000.

Accounts Payable, as of February 3, 2007, includes $5 million dollars of outstanding checks in excess of cash deposits.
Self-insured reserves are recorded for the Company’s self-insured programs for general liability, employment practices, workers’ compensation and employee medical claims, although the Company maintains certain stop-loss coverage with third-party insurers to limit its total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and incurred but not yet reported based upon the Company’s estimate of ultimate cost, which is calculated with consideration of analyses of historical data, severity factors and/or valuations provided by third-party actuaries. The Company monitors new claims and claim development as well as negative trends related to the claims incurred but not reported in order to assess the adequacy of its insurance reserves. While the Company does not expect the amounts ultimately paid to differ significantly from its estimates, the Company’s self-insurance reserves and corresponding expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.
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
Advertising, including production costs, is charged to expense on the first day of distribution. Advertising expense for 2006, 2005, and 2004, was $17.3 million, $16.3 million, and $17.5 million, respectively.
Pre-opening costs of new stores are charged to expense as incurred.
Earnings per share is presented for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Hancock (see Note 13).
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

Income taxes are recorded using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company also recognizes future tax benefits associated with tax loss and credit carry-forwards as deferred tax assets. Hancock’s deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the Company expects to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.
Stock options, effective January 29, 2006, are accounted for under the provisions of Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Under this method, compensation cost is recognized, beginning January 29, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all awards granted to employees prior to January 29, 2006, that remain unvested on the effective date. Prior to January 29, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our employee stock benefit plans. We adopted the disclosure-only provisions of SFAS 123 and accordingly, prior to January 29, 2006, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors. The Company previously reflected forfeitures of stock awards as they occurred; however, SFAS 123(R) requires estimates of forfeitures in determining the fair value of grants, which upon adoption of SFAS 123(R) at January 29, 2006, led the Company to record a cumulative effect for the accounting change totaling $487,000. Results for prior periods have not been restated for the adoption of SFAS 123(R).

For periods prior to adoption of SFAS 123(R), SFAS 123 required us to determine pro forma net income and earnings per share as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant date. These pro forma amounts for fiscal years 2005 and 2004 are as follows:

	2005	2004
Net earnings (loss), as reported	$(30,251)	$1,694
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,283)	(1,604)

Pro forma net earnings (loss)	$(32,534)	$90

Earnings (loss) per share:
Basic — as reported	$(1.63)	$.09

Basic — pro forma	$(1.76)	$.00

Diluted — as reported	$(1.63)	$.09

Diluted — pro forma	$(1.76)	$.00

See Note 12 to the accompanying Consolidated Financial Statements for the key assumptions utilized to determine the fair value of options.
Prior to the adoption of SFAS 123(R), restricted stock is recorded as a contra equity account for the total fair value of the shares awarded and is amortized into expense over the vesting period.
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
Occasionally our cash deposits with financial institutions exceed federally insured amounts. As of February 3, 2007, and January 28, 2006 our cash deposits exceeded federally insured amounts by $3.1 million, and $2.1 million, respectively.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“SFAS 123(R)”). SFAS 123(R) requires that all grants of employee stock options and other similar share-based awards be recognized in the financial statements based on their grant-date fair values. SFAS 123(R) is effective for annual periods beginning after June 15, 2005. The Company was required to apply SFAS 123(R) to all awards granted, modified or settled as of the beginning of the fiscal year beginning January 29, 2006. The Company elected to apply the modified-prospective transition method. Under the modified-prospective method, the Company must recognize compensation cost for all awards, including modifications to existing awards, subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. At the date of adoption, the Company had a fair value of total unvested awards totaling $5.2 million which will be expensed over the remaining vesting period. Additionally, the Company previously reflected forfeitures of stock awards as they occurred; however, SFAS 123(R) requires estimates of forfeitures in determining the fair value of grants, which upon adoption of SFAS 123(R) the Company recorded a cumulative effect for the accounting change totaling $487,000. Upon adoption, the Company also reclassified its unearned deferred compensation on restricted stock balance totaling $3.1 million to additional-paid-in capital.
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of the adoption of FIN 48 is expected to decrease beginning retained earnings by approximately $1 million.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States of America. Under SFAS 157, there is now a common definition of fair value to be used throughout accounting principles, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt SFAS 157 in fiscal 2008, but has not yet begun to evaluate the effects, if any, of adoption on Hancock’s consolidated financial statements.
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires a plan sponsor to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Such changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for the Company as of the end of its fiscal year ended February 3, 2007. The Company sponsors a fully-funded defined benefit pension plan, SERP, and an unfunded postretirement health and life plan (“OPEB”). Information relating to the defined benefit pension and postretirement health and life plans are provided in Note 12 to the accompanying Consolidated Financial Statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company currently measures plan assets and benefit obligations at December 31 each year. As such, the Company will be required to perform the measurements as of the end of each fiscal year, but does not believe the change will have a material impact on the reported amounts.
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
In October 2006, the SEC issued Staff Accounting Bulletin (‘SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance to registrants in evaluating and quantifying financial statement misstatements. SAB 108 became effective for the Company as of February 3, 2007, and did not have a significant impact on the Company’s financial position or results from operations, either by restating previously issued financial statements or by adjusting retained earnings as of the beginning of fiscal 2006. The Company does not believe the implementation of the guidance in SAB 108 will have a material impact on the Company’s financial statements.
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159 on our Consolidated Financial Statements and expect to complete this evaluation in 2007.
Several other new accounting standards became effective during the periods presented or will be effective subsequent to February 3, 2007. None of these new standards had or is expected to have a significant impact on Hancock’s consolidated financial statements.
Note 4 — Discontinued Operations and Related Subsequent Events
During 2006 the Company closed 44 stores, of which 26 qualified for discontinued operations treatment in accordance with the provisions SFAS 144. Certain stores did not qualify for discontinued operations treatment due to portions of the related cash flows migrating to other existing stores. Accordingly, the results of operations for the 26 stores are presented separately in the accompanying statement of operations for all periods presented. Significant components of our results of discontinued operations consisted of the following for the years presented:
Discontinued Operations

				Per Common Share
			Net Earnings	Net Earnings*
	Sales	Gross Profit	(Loss)	Basic	Diluted

2006
First Quarter	$5,084	$2,274	$(563)	$(0.03)	$(0.03)
Second Quarter	6,484	1,039	(2,410)	(0.13)	(0.13)
Third Quarter	607	(170)	(801)	(0.04)	(0.04)
Fourth Quarter	135	(26)	(169)	(0.01)	(0.01)

	$12,310	$3,117	$(3,943)	$(0.21)	$(0.21)

2005
First Quarter	$3,533	$1,668	$(527)	$(0.03)	$(0.03)
Second Quarter	2,925	1,336	(726)	(0.04)	(0.04)
Third Quarter	3,739	1,832	(353)	(0.02)	(0.02)
Fourth Quarter	4,288	1,549	(762)	(0.04)	(0.04)

	$14,485	$6,385	$(2,368)	$(0.13)	$(0.13)

2004	$16,012	$7,810	$(490)	$(0.03)	$(0.03)

*	Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year
In the first quarter of 2007, the Company announced plans to close an additional 134 stores. These stores represent approximately $93 million in annual sales and approximately $6.5 million in operating losses. The inventories in the stores identified for closing were liquidated through major sale events in the weeks preceding the closings. Many of these stores have lease commitments that extend past 2007, and it is expected that the continuing occupancy costs for periods beyond the projected closing dates will total $3.7 million.
Note 5 — Property and Equipment (in thousands)
Property and Equipment consists of the following:

	2006	2005
Buildings and improvements	$28,356	$26,551
Leasehold improvements	5,779	6,072
Fixtures and equipment	67,377	70,941
Assets held for sale	417	715

	101,929	104,279
Accumulated depreciation and amortization	(54,248)	(51,693)

	47,681	52,586
Land	3,362	3,362

Total property and equipment, at depreciated cost	$51,043	$55,948

The Company recorded $4.4 million, $5.3 million, and $4.6 million of depreciation expense for the years ended February 3, 2007, January 28, 2006, and January 30, 2005, respectively. The sale of the Company’s former distribution center previously classified as held for sale was completed during January 2006 with no material gain or loss. In addition, the Company completed lease financing transactions for four properties during 2005 with a net book value of $4.1 million. Due to the Company’s continuing involvement, the Company has reflected the proceeds received as long-term lease financing obligations. The transaction also resulted in a potential gain that, subject to the Company’s continued involvement in the property, will be recognized in fiscal 2020. Future minimum lease obligations relating to these transactions are included in Note 7 below.
Note 6 — Accrued Liabilities (in thousands)
Accrued liabilities consist of the following:

	2006	2005
Payroll and benefits	$3,546	$3,943
Property taxes	3,797	4,342
Deferred credit on consigned inventory	3,241	—
Workers’ compensation and deferred compensation	1,994	3,215
Medical claims, customer liability claims and property claims	2,268	2,560
Accrued accounting, legal, and professional	1,426	503
Sales taxes	1,688	1,577
Gift card liability	1,079	1,002
Current portion of reserve for store closings (Note 14)	1,388	604
Other	2,233	2,277

	$22,660	$20,023

Note 7 — Long-Term Debt Obligations
On June 29, 2005, the Company entered into the Credit Facility with Wachovia Bank and other lenders. The Credit Facility replaced the Company’s previously existing revolving credit agreements with a group of banks which the Company terminated on June 29, 2005.
The Credit Facility is a five-year $110 million commitment, although there are minimum levels of availability that must be maintained which have the effect of limiting the amount that can be borrowed to less than $110 million. The level of borrowings is subject to a borrowing base as defined in the agreement. This agreement provides for an unused line fee, ranging from .25% to .35% depending upon excess availability. The Company has the option of selecting either a “prime rate” or Eurodollar loan. Advances under the Credit Facility will accrue interest either at the Applicable Margin (as defined in the Loan and Security Agreement) plus the higher of (i) the rate of interest periodically announced by Wachovia as its “prime rate”, or (ii) the federal funds effective rate from time to time plus 0.50% or at the Applicable Margin plus the Adjusted Eurodollar Rate (which is a rate derived from the London Interbank Offered Rate). Most borrowings under the Credit Facility are made at the Applicable Margin plus the Adjusted Eurodollar Rate and are outstanding for 30 day periods. At February 3, 2007 and January 28, 2006, Hancock had outstanding borrowings of approximately $59.6 million and $51 million, respectively under the Credit Facility. The estimated weighted average interest rates under the Credit Facility for the years ended February 3, 2007 and January 28, 2006 was approximately 7.1% and 5.9%, respectively.
The Credit Facility is collateralized by a first priority perfected collateral interest in and liens upon all of the Company’s present and future assets. The Credit Facility also contemplates the issuance of letters of credit aggregating up to $25 million, provided that all borrowings under the Credit Facility do not exceed $110 million.
The Credit Facility contains several covenants, including but not limited to, timely filing of financial statements and limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends. In addition, there is a financial covenant that requires the Company to maintain at least $25 million of excess availability, as defined. In March of 2007, the Company received a notice of default (as of February 28, 2007) due to the delay in filing its quarterly financial statements and due to the Company’s inability to comply with the financial covenant requiring the Company to have at least $25 million of excess availability.
As previously discussed, in March 2007, the Company filed voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On March 22, 2007, the Company received approval of the Court of a $105 million “debtor-in-possession” financing arrangement (the “Senior Secured Revolving Credit Facility” or “DIP Credit Facility”) with Wachovia Bank, N.A.. This financing arrangement effectively amended the above Credit Facility. The DIP Credit Facility calls for a maximum $105,000,000 maximum credit. Similar to the previous Credit Facility, there are minimum levels of availability that must be maintained which have the effect of limiting the amount that can be borrowed to less than $105 million. Also, the level of borrowings is subject to a borrowing base as defined in the agreement. The borrowing base is mainly reliant on certain portions of the Company’s credit card receivables, inventory, and real property. The DIP Credit Facility is collateralized by a first priority perfected collateral interest in and liens upon all of the Company’s present and future assets. Also similar to the replaced Credit Facility, the DIP Credit Facility may be used for letters of credit up to an aggregate amount of $25,000,000. This agreement provides for an unused line fee of .25% to .35%. The Company may elect that the loans under the DIP Credit Facility bear interest at a rate of the Adjusted Eurodollar Rate plus 1.75% or Prime plus 0.25%, as such terms are defined in the agreement. Upon default the interest rate would be increased by 2% above the highest pre-default rate.
The DIP Credit Facility is for a term ending on the earliest of: 1) two years following the closing of the DIP Credit Facility (two years from March 22, 2007 or March 22, 2009), 2) confirmation of the Company’s plan of reorganization, or 3) the last termination date set forth in the Company’s interim financing orders related to bankruptcy, unless the Company’s permanent financing order has been entered prior to such date.

The DIP Credit Facility contains several covenants, including but not limited to limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends. Under the DIP Credit Facility the Company is currently required to maintain at least $15 million of excess availability, as defined. The Company is currently in compliance with covenants under the DIP Credit Facility. However, future violations of the covenants are possible and would permit the lenders to restrict the Company’s ability to borrow or initiate letters of credit, and require immediate repayment of amounts outstanding.
At February 3, 2007 and January 28, 2006, Hancock had commitments under the above Credit Facility of $6.1 million and $3.0 million, respectively under documentary and standby letters of credit which support purchase orders for merchandise. Hancock also has a standby letter of credit to guarantee payment of potential future workers’ compensation claims. This letter of credit amounted to $5.5 million as of February 3, 2007 and January 28, 2006.
Also on June 15, 2007, the Company reached a definitive agreement (the “Loan Agreement”) with another lender for an additional loan of up to $17.5 million.
The Loan Agreement provides for a term loan facility in the aggregate principal amount of up to $17,500,000. The Company intends to use the proceeds of the loans made under the Loan Agreement for general working capital purposes and to pay fees and expenses related to the Loan Agreement.
The Borrowers’ obligations under the Loan Agreement are collateralized by substantially all of their real, personal, tangible and intangible assets (whether owned as of the date of the Loan Agreement or subsequently acquired or existing), including, without limitation, (a) accounts; (b) general intangibles (including intellectual property); (c) goods (including inventory and equipment); (d) real property and fixtures; (e) chattel paper (including tangible and electronic chattel paper); (f) instruments (including promissory notes); (g) documents; (h) deposit accounts; (i) letters of credit, banker’s acceptances and similar instruments; (j) supporting obligations and present and future liens, security interests, rights, remedies, title and interest in, to and in respect of receivables; (k) investment property (including securities, securities accounts, security entitlements, commodity contracts or commodity accounts); (l) monies, credit balances, deposits and other property of any Borrower or Guarantor now or hereafter held or received by or in transit to Agent or any Lender (or its affiliates) at any other depository or other institution; (m) commercial tort claims; (n) receivables (to the extent not previously described above); (o) leasehold real property interests existing as of March 22, 2007 (excluding fixtures and subject to certain limitations); and (p) all records.
The Loan Agreement contains terms and conditions customary for financing arrangements of this nature. The replacement term loan facility will mature on the earlier to occur of (a) June 15, 2009, (b) the confirmation of a plan of reorganization for Borrowers and Guarantors in the previously disclosed Chapter 11 cases of Borrowers and Guarantors (which are being administered under the Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware), or (c) the last termination date set forth in the Permanent Financing Order (as defined in the Loan Agreement).
Certain borrowings under the Loan Agreement (“Prime Rate Loans”) will bear interest at a rate equal to two (2%) percent per annum in excess of the greater of (a) 8.25%, (b) the rate from time to time publicly announced by JPMorgan Chase Bank in New York, New York, or its successors, as its prime rate, whether or not such announced rate is the best rate available at such bank or (c) the federal funds rate as published by the Federal Reserve Bank of New York in effect on such day plus one-half (1/2%) percent. Other borrowings under the Loan Agreement (“Eurodollar Rate Loans”) will bear interest at a rate equal to five (5%) percent per annum in excess of rate per annum determined by dividing (a) the rate of interest per annum appearing on Reuters Screen LIBOR Page as the London interbank offered rate for deposits in dollars at approximately 11:00 a.m. (London time) two business days prior to the first day of the applicable interest period by (b) a percentage equal to: (i) one (1) minus (ii) the percentage which is in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System as the maximum reserve requirement applicable with respect to Euro-denominated liabilities, provided that such rate shall not be less than 5.25%. Agent may, at its option or at the direction of the requisite number of Lenders, increase the interest rates to the rate of five (5%) percent per annum in excess of the applicable rate for Prime Rate Loans and the rate of eight (8%) percent per annum in excess of the applicable rate for Eurodollar Rate Loans in certain circumstances.
The representations, covenants and events of default in the Loan Agreement are customary for financing transactions of this nature. Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the sale of certain assets. Events of default in the Loan Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) the revocation or purported revocation of the obligations of a Guarantor; (d) the occurrence of certain bankruptcy or insolvency events; (e) certain judgments against the Borrowers; (f) any representation or warranty made by the Borrowers subsequently proven to have been false or misleading in any material respect; (g) certain cross default events and (h) the occurrence of a Change in Control (as defined in the Loan Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Loan Agreement and the ancillary loan documents as a secured party.
Note 8 — Long-Term Leases
Hancock leases its retail fabric store locations mainly under non-cancelable operating leases expiring at various dates through 2024. Six of the Company’s stores qualified for capital lease treatment. Four of the leases expire in 2020; the others expire in 2016 and 2021.
Rent expense consists of the following (in thousands):

	2006	2005	2004
Minimum rent	$31,716	$32,061	$30,687
Common area maintenance	3,369	3,291	3,043
Stepped rent adjustment	(437)	(439)	(268)
Equipment leases	625	689	599

	$35,273	$35,602	$34,061

Additional rent based on sales	$79	$126	$183

Taxes	$5,742	$6,133	$5,336

Insurance	$588	$532	$520

The amounts shown in the minimum rental table below (in thousands) reflect only future minimum rent payments required under existing store operating leases and income from non-cancelable sublease rentals. In addition to those obligations, certain of Hancock’s store operating leases require payment of pass-through costs such as common area maintenance, taxes and insurance.

Future minimum rental payments under all operating and capital leases as of February 3, 2007 are as follows:

	Operating Leases
		Sublease	Capital
Fiscal Year	Payments	Rentals	Leases
2007	30,256	(1,116)	$680
2008	25,930	(644)	680
2009	20,689	(462)	680
2010	16,958	(356)	680
2011	14,457	(160)	684
Thereafter	31,600	(54)	8,143

Total minimum lease payments (income)	$139,890	$(2,792)	11,547

Less imputed interest			(5,661)

Present value of capital lease obligations			5,886
Less current portion			(120)

Long-term capital lease obligations			$5,766

Assets held under capital leases amounted to $5.8 million and $4.1 as of February 3, 2007 and January 28, 2006. Related depreciation expense amounted to $205,000 and $35,000 for the years ended February 3, 2007 and January 28, 2006, respectively.
Note 9 — Income Taxes (in thousands)
The components of income tax expense (benefit) are as follows (in thousands):

	2006	2005	2004
Currently refundable
Federal	$(2,989)	$(7,239)	$(2,030)
State	—	—	(132)
Total currently refundable	$(2,989)	$(7,239)	$(2,162)

Deferred
Current
Federal	364	1,307	1,020
State	21	103	59

Total Current	385	1,410	1,079

Noncurrent
Federal	(243)	4,858	1,937
State	(1,007)	282	113

Total Noncurrent	(1,250)	5,140	2,050

Total Deferred	$(865)*	$6,550	$3,129

Continuing operations expense (benefit)	(3,854)	(689)	1,245
Discontinued operations (benefit)	—	—	(278)

	$(3,854)	$(689)	$967

Total Federal Deferred	121	6,165	2,957
Total State Deferred	(986)	385	172

*	Includes current year adjustment for valuation allowance related to stock compensation expense of $403 thousand.

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.
The deferred tax assets (liabilities) are comprised of the following (in thousands):

	2006	2005
Current:
Deferred tax assets:
Other employee benefit costs	$648	$881
Insurance reserves	1,253	1,464
Deferred compensation	96	69
Store closing costs	504	286
Leases	176	47
Other	211	168
Valuation allowance established through statement of operations	(5,283)	(2,397)

	(2,395)	518
Deferred tax liabilities — inventory valuation methods	(3,878)	(6,407)

Net current deferred tax liabilities	(6,273)	(5,889)

Noncurrent:
Deferred tax assets:
Other employee benefit costs	370	396
Insurance reserves	726	688
Postretirement benefits other than pensions	7,970	8,302
Deferred compensation	2,253	2,397
Pension liabilities	2,950	3,314
Valuation allowances established through other comprehensive loss	(4,928)	(1,520)
Store closing costs	173	142
NOL carryforward	14,877	3,117
NOL carryforward valuation allowance — state	(14,877)	(1,370)
Fixed asset impairment	284	1,353
Other	278	236
Valuation allowances established through statement of operations	(1,021)	(7,372)

	9,055	9,683

Deferred tax liabilities:
Accelerated depreciation	(1,898)	(3,314)
Lease accounting	(493)	(480)
Goodwill amortization	(391)	(462)

	(2,782)	(4,256)

Net noncurrent deferred tax assets	6,273	5,427

Net deferred tax asset (liability)	$—	$(462)

During 2006, the Company created net operating loss carryforwards for federal income tax purposes totaling $39.2 million which will expire in 2021. Additionally, the Company has net operating losses for state income tax purposes totaling $87.9 million which expire in various periods through 2026.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2006	2005	2004
Statutory federal income tax rate (benefit)	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal income tax effect	(1.3)	(1.3)	1.3
Refund adjustment	(6.5)	—	—
Other permanent differences	0.2	—	—
Valuation allowance	34.1	33.1	—
Other	0.2	0.8	—

Effective tax rate (benefit)	(8.3)%	(2.4)%	36.30%

The Company determined that the net deferred tax assets were not “more likely than not” to be realized and recorded a valuation allowance in the statement of operations totaling 14.2 million and $10.3 million in 2006 and 2005 respectively, and valuation allowances relating to long-term minimum pension liabilities of $3.4 million and $1.5 in 2006 and 2005, respectively, through other comprehensive income (loss).
Note 10 — Other Liabilities (in thousands)
Other Liabilities consisted of the following:

	2006	2005
Long-term workers’ compensation and deferred compensation	$6,235	$6,203
Long-term stepped rent accrual	2,345	2,481
Deferred fixed cost liability	640	—
Unapplied rent credit	629	716
Reserve for store closing	476	575
Asset retirement obligations	476	523
Other	36	47

	$10,837	$10,545

Note 11 — Shareholders’ Interest
Authorized Capital. Hancock’s authorized capital includes five million shares of $.01 par value preferred stock, none of which have been issued.
Common Stock Purchase Rights. Hancock has entered into a Common Stock Purchase Rights Agreement, as amended (the “Rights Agreement”), with Continental Stock Transfer & Trust Company as Rights Agent. The Rights Agreement, in certain circumstances, would permit shareholders to purchase common stock at prices which would be substantially below market value. These circumstances include the earlier of (i) the tenth day after an announcement that a person or group has acquired beneficial ownership of 20% or more of Hancock’s shares, with certain exceptions such as a tender offer that is approved by a majority of Hancock’s Board of Directors, or (ii) the tenth day, or such later date as set by Hancock’s Board of Directors, after a person or group commences, or announces its intention to commence, a tender or exchange offer, the consummation of which would result in beneficial ownership of 30% or more of Hancock’s shares. The Rights Agreement was amended on December 9, 2005, to include a three-year independent director evaluation provision (the “TIDE Provision”). The TIDE provision requires an independent committee of the Company’s Board of Directors to review the Rights Agreement every three years and evaluate whether the Rights Agreement still is in the best interest of the Company and its shareholders.

Stock Repurchase Plan. In prior years and continuing in fiscal 2006, Hancock has repurchased approximately 13 million shares. As of February 3, 2007, 243,647 shares are available for repurchase under the most recent authorization.
In 2005, Hancock adopted the 2005 Stock Compensation Plan for Non-Employee Directors (the “2005 Plan”) which allows eligible directors to elect to receive all or a portion of their quarterly director fee in shares of common stock. The 2005 Plan, which will expire on June 30, 2010, unless sooner terminated by the Board, authorized the issuance of up to 100,000 shares of common stock which may be authorized and unissued on shares reacquired and not reserved for any other purpose.
Note 12 — Employee Benefit Plans
The Company’s stock based compensation consists of compensation for stock options and restricted stock. Total cost for stock based compensation included in net income was $2.5, $.8, and $2.4 million for 2006, 2005, and 2004, respectively.
Stock Options. In 1996, Hancock adopted the 1996 Stock Option Plan (the “1996 Plan”) which authorized the granting of options to employees for up to 2,000,000 shares of common stock at an exercise price of no less than 50% of fair market value on the date the options are granted. The exercise price of all options granted under this Plan has equaled the fair market value on the grant dates. The employee stock options granted under the 1996 Plan vest ratably over a period of not less than two years and expire ten years after the date of grant. The 1996 Plan expired on September 30, 2001, and a preceding plan, the 1987 Stock Option Plan expired on March 22, 1997. Both plans prohibit grants after the expiration date.
In 2001, Hancock adopted the 2001 Stock Incentive Plan (the “2001 Plan”) which authorized the granting of options or restricted stock to key employees for up to 2,800,000 shares of common stock in total, with no more than 1,000,000 of those shares being allocated to restricted stock. In 2005, the 2001 Plan was amended to increase the aggregate number of shares authorized for issuance by 350,000 shares, all of which may be issued as restricted stock. Under the 2001 Plan, as amended, the total shares available for issuance is 3,150,000. The 2001 Plan also provides for the granting of options to directors as specified in the plan document. The options granted under the 2001 Plan can have an exercise price of no less than 100% of fair market value on the date the options are granted. Options and restricted stock issued under the 2001 Plan can vest no sooner than 25% per year, and options expire ten years after the date of grant. As of February 3, 2007, a total of 986,850 shares remain available for grant under the 2001 Plan, including 470,100 shares which can be issued as restricted stock.
In 2004, Hancock adopted the 2004 Special Stock Plan (the “2004 Plan”) which authorizes the granting of options or restricted stock to key employees and directors for up to 200,000 shares of common stock in total, with no more than 100,000 of those shares being allocated to restricted stock. The options granted under the 2004 Plan can have an exercise price of no less than 100% of fair market value on the date the options are granted. Options and restricted stock issued under the 2004 Plan can vest no sooner than 25% per year, and options expire ten years after the date of grant. As of February 3, 2007, all of the shares available in the 2004 Plan had been issued upon the hiring of the Company’s Chief Executive Officer.

A summary of stock option activity in the plans for the years ended February 3, 2007, January 28, 2006 and January 30, 2005 follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,959,475	$12.21	2,436,125	$12.37	2,208,625	$12.13

Granted	126,000	$3.63	13,500	$5.77	568,200	$11.71

Canceled	(290,200)	$11.93	(485,275)	$12.88	(114,875)	$14.03

Exercised	—	$—	(4,875)	$5.00	(225,825)	$7.53

Outstanding at end of year	1,795,275	$11.65	1,959,475	$12.21	2,436,125	$12.37

Exercisable at end of year	1,394,025	$12.25	1,361,775	$11.69	1,339,400	$11.48

The weighted average remaining contractual life of all outstanding options was 5.31 years at February 3, 2007.
The weighted average grant-date fair value of options granted during 2006, 2005 and 2004 was $1.91, $2.07 and $4.41, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2006, 2005 and 2004, respectively: dividend yields of 0%, 2.82% and 2.76%; average expected volatility of .47, .48 and .49; risk-free interest rates of 4.77%, 4.08% and 3.80%; and an average expected life of 6.25 years in 2006 and 4.5 years in each of the other two years.
The following is a summary of the methodology applied to develop each assumption:
Expected Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of our stock to calculate expected price volatility because management believes that this is the best indicator of future volatility. The Company calculates daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.
Risk-free Interest Rate — This is the yield of a U.S. Treasury zero-coupon bond issue effective at the grant date with a remaining term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
Expected Lives — This is the period of time over which the options granted are expected to remain outstanding and is based on the simplified method as outlined in Staff Accounting Bulletin 107. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.
Dividend Yield — This is based on the anticipated dividend yield over the expected life of the option. An increase in the dividend yield will decrease compensation expense.
Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.
A summary of the outstanding and exercisable options as of February 3, 2007 follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 2/3/07	Life (Years)	Price	2/3/2007	Price
$3.025 to $4.25	235,225	6.51	$3.92	109,225	$4.25
$5.72 to $6.43	78,100	3.38	5.81	67,975	5.81
$7.50 to $7.50	232,750	4.36	7.50	232,750	7.50
$9.44 to $9.44	100,000	7.86	9.44	50,000	9.44
$12.20 to $12.20	324,100	7.35	12.20	177,550	12.20
$12.22 to $13.125	257,000	1.03	12.89	252,000	12.90
$14.25 to $15.05	11,200	1.47	14.36	11,200	14.36
$15.34 to $15.34	1,000	5.84	15.34	1,000	15.34
$15.84 to $15.84	285,400	6.35	15.84	221,825	15.84
$18.09 to $18.09	270,500	5.36	18.09	270,500	18.09

$3.025 to $18.09	1,795,275	5.31	11.65	1,394,025	12.25

Restricted Stock. On December 6, 1995, Hancock adopted the 1995 Restricted Stock Plan to provide for the issuance of restricted stock awards to employees. The aggregate number of shares that may be issued or reserved for issuance pursuant to the 1995 Restricted Stock Plan shall not exceed one million shares. The 2001 Stock Incentive Plan, as amended, and the 2004 Special Stock Plan authorized the granting of up to 1,450,000 shares of restricted stock. During 2006, 2005 and 2004, restricted shares totaling 148,500, 137,000 and 251,500, respectively, were issued to officers and key employees under the Plans. Compensation expense related to restricted shares issued is recognized over the period for which restrictions apply.
A summary of the status of the Entity’s nonvested restricted shares as of February 3, 2007, and changes during the year ended February 3, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested Shares at January 28, 2006	564,950	$10.73
Granted	148,500	3.65
Vested	(173,250)	9.65
Forfeited	(54,300)	10.18

Nonvested Shares at February 3, 2007	485,900	10.84

As of February 3, 2007, there was $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the years ended February 3, 2007, was $559,000.
Defined Benefit Plans
Effective February 3, 2007, the Company began recognizing the funded status of its defined benefit plans in accordance with SFAS No. 158. SFAS No. 158 requires the Company to display the net over-or-under funded position of a defined benefit plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Prior to February 3, 2007, the Company had accounted for its defined benefit plans according to the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions and SFAS No. 87, Employer’s Accounting for Pensions.
The following table summarizes the effects from the adoption of SFAS No. 158 on the Company’s Consolidated Balance Sheet at February 3, 2007.

			After
	Before		Application
	Application of		of Statement
	Statement 158	Adjustments	158
Liability for pension and other postretirement benefits	$27,935	$(10,649)	$17,286
Deferred income taxes	N/A	N/A	N/A
Total liabilities	$170,404	$(10,649)	$159,755
Accumulated other comprehensive income	$(7,851)	$10,649	$2,798
Total shareholder’s equity	$41,813	$10,649	$52,462
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
During 2004, employees under the age of 40 were transitioned from the defined benefit plan into the 401(k) Plan and employees age 40 or older were given a choice between continuing to accrue pension benefits or participating in the 401(k) Plan. Employees who are not eligible or chose not to participate in the defined benefit plan receive an annual 401(k) contribution of 3% and a match of employee contributions up to 2%. Full-time employees hired after December 31, 2004, are eligible only for the 401(k) Plan. During 2006, the Company recognized $1.1 million of expense for its 401(k) contribution and match. The net effect of this change resulted in a reduction in defined benefit obligations.
Changes in Projected Benefit Obligation and Fair Value of Plan Assets (in thousands)

	Retirement Plan		SERP
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$75,172	$69,350	$1,133	$1,105
Service cost	2,310	2,486	11	21
Interest cost	4,104	4,053	57	62
Benefits paid	(3,345)	(3,900)	(50)	(59)
Plan amendments	6	—	(9)	—
Actuarial loss (gain)	(3,386)	3,183	(111)	4

Benefit obligation at end of year	$74,861	$75,172	$1,031	$1,133

Change in plan assets
Fair value of plan assets at beginning of year	$64,671	$65,780
Actual return on plan assets	6,449	2,791
Employer contributions	—	—
Benefits paid	(3,345)	(3,900)

Fair value of plan assets at end of year	$67,775	$64,671

Funded Status
The funded status and the amounts recognized in Hancock’s consolidated balance sheet for the retirement plans based on an actuarial valuation were as follows (in thousands):

	Retirement Plan		SERP
	2006	2005	2006	2005
Funded status	$(7,095)	$(10,501)	$(1,031)	$(1,133)
Unrecognized net actuarial loss	N/A	21,680	N/A	364
Unrecognized prior service cost	N/A	(977)	N/A	—

Net amount recognized	(7,095)	$10,202	$(1,031)	$(769)

Minimum Pension Liability
In accordance with SFAS No. 87, Employers’ Accounting for Pensions, a minimum pension liability was required in 2006 and 2005 as the accumulated benefit obligation exceeded the fair value of pension plan assets for both plans as of the measurement date. The liability, totaling $15,215,000 and $18,562,000 at February 3, 2007, and January 28, 2006, respectively, was recorded as Accumulated Other Comprehensive Loss and, because such entry had no cash impact, it is not reflected in the consolidated statement of cash flows.
Components of Net Periodic Benefit Cost (in thousands)

	Retirement Plan			SERP
	2006	2005	2004	2006	2005	2004
Service cost	$2,310	$2,486	$2,967	$11	$21	$24
Interest cost	4,104	4,053	3,963	58	62	63
Expected return on plan assets	(5,361)	(5,633)	(5,424)	—	—	—
Transition obligation/(asset)	—	—	—	—	—	—
Amortization of prior service cost	(98)	(98)	70	—	—	4
Amortization of net loss	1,356	862	789	24	25	38
Curtailment expense	—	—	42	—	—	—

Net periodic benefit cost	$2,311	$1,670	$2,407	$93	$108	$129

Accumulated Benefit Obligation
The accumulated benefit obligation for the retirement plan was $72,767,000 and $72,781,000 at the measurement dates of December 31, 2006 and 2005, respectively. The accumulated benefit obligation for the SERP was $987,000 and $1,019,000 at December 31, 2006 and 2005, respectively.
Assumptions
Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	2006	2005
Discount rate	5.90%	5.60%
Rate of increase in compensation levels	4.00%	4.00%

Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

	2006	2005	2004
Discount rate	5.60%	6.00%	6.25%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.50%	8.75%	8.75%
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
Plan Assets
Hancock’s retirement plan weighted-average asset and target allocations were as follows:

	Percentage of Plan
	Assets
	February 3,	January 28,	Target
Asset Category	2007	2006	Allocation
Equity securities	65.9%	66.1%	65%
Fixed income securities	34.1%	33.9%	35%

	100.0%	100.0%	100.0%

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
Contributions
Hancock does not presently anticipate making any contributions to the retirement plan during 2007. Contributions to the SERP are made as benefits are paid.
Estimated Future Benefit Payments (in thousands)

	Retirement
	Plan	SERP
2007	3,569	75
2008	3,714	75
2009	3,906	75
2010	4,069	75
2011	4,215	75
Years 2012 Through 2016	24,235	373

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
On December 9, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare’s prescription drug benefits. During the third quarter of 2004, Hancock adopted FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and determined that the Company’s prescription drug coverage for retirees was at least actuarially equivalent to the Medicare coverage provided under the Act. The Company elected to adopt the provisions of FSP No. 106-2 prospectively. The reduction in Hancock’s accumulated postretirement benefit obligation related to the subsidy was $3.3 million and the Company recognized a reduction in net periodic postretirement benefit cost of approximately $300,000 for the fiscal year ended January 30, 2005. During 2005, the Company decided to amend its plan to eliminate prescription drug coverage for all current and future retirees who are eligible for Medicare coverage. The reduction in the benefit obligation related to this amendment totaled $10.2 million, which will be amortized as a reduction of expense over the next eleven years, (the average remaining service period of active plan participants.)
Changes in Accumulated Postretirement Benefit Obligation (in thousands)

	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$9,261	$16,226
Service cost	309	600
Interest cost	496	937
Benefits paid	(607)	(861)
Plan amendments	—	(10,208)
Actuarial (gain) loss	(515)	2,567
Plan participant contributions	216	—

Benefit obligation at end of year	$9,160	$9,261

Funded Status
The Company currently contributes to the plan as benefits are paid. The funded status and the amounts recognized in Hancock’s consolidated balance sheets for other postretirement benefits based on an actuarial valuation were as follows (in thousands):

	2006	2005
Funded status	$(9,160)	$(9,261)
Unrecognized prior service benefit	N/A	(11,475)
Unrecognized net actuarial gain	N/A	(2,136)

Net amount recognized	$(9,160)	$(22,872)

Components of Net Periodic Benefit Cost (in thousands)

	2006	2005	2004
Service costs	$309	$600	$574
Interest costs	496	937	904
Amortization of prior service cost	(1,178)	(405)	(250)
Amortization of net actuaurual (gain)/loss	(151)	(156)	(369)

Net periodic postretirement costs	$(524)	$976	$859

Assumptions
Weighed-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	2006	2005
Discount rate	5.90%	5.60%
Rate of increase in compensation levels	4.00%	4.00%
Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

	2006	2005	2004
Discount rate	5.60%	6.00%	6.25%
Expected return on plan assets	8.50%	N/A	N/A
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Assumed Health Care Cost Trend Rates

	2006		2005
	Employees	Employees	Employees	Employees
	under age 65	age 65 or older	under age 65	age 65 or older
Health care cost trend rate assumed for next year	9.00%	8.00%	9.00%	8.00%
Rate that the cost trend rate gradually declines to	4.75%	4.75%	4.75%	4.75%
Year that the rate reaches the rate it is assumed to remain at	2013	2013	2013	2013
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point	One-Percentage Point
	Increase	Decrease

Effect on total service and interest costs	$122	($104)
Effect on postretirement benefit obligation	$1,017	($893)
Contributions
Hancock currently contributes to the plan as medical and dental benefits are paid and expects to continue to do so in 2007. Claims paid in 2006, 2005 and 2004, net of employee contributions, totaled $392,000, $861,000 and $615,000, respectively. Such claims include, in the case of postretirement life benefits, actual claims paid by a life insurance company and, in the case of medical and dental benefits, actual claims paid by the Company on a self-insured basis.

Estimated Future Benefit Payments (in thousands)

Net
Payments
2007	470
2008	496
2009	531
2010	500
2011	559
Years 2012 through 2016	3,147
Note 13 — Earnings per Share
A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share amounts):

	Years Ended
	February 3, 2007			January 28, 2006			January 30, 2005
	Net		Per Share	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount	Earnings	Shares	Amount
Basic EPS
Earnings available to common shareholders	$(45,907)	18,709	$(2.45)	$(30,251)	18,518	$(1.63)	$1,694	18,187	$.09

Effect of Dilutive Securities
Stock options								209
Restricted stock								263

Diluted EPS
Earnings available to common shareholders plus conversions	$(45,907)	18,709	$(2.45)	$(30,251)	18,518	$(1.63)	$1,694	18,659	$.09

Certain options to purchase shares of Hancock’s common stock totaling 2,462,000, 2,012,000 and 1,275,000 shares were outstanding during the years ended February 3, 2007, January 28, 2006 and January 30, 2005, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average price of common shares. Additionally, securities totaling 79,000 equivalent shares were excluded in 2006 as such shares were anti-dilutive.
Note 14 — Commitments and Contingencies
Litigation. Hancock is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of the Company.
Taxes. The Company has received several tax assessments from the Mississippi State Tax Commission (the “Tax Commission”) resulting from an audit of the Company’s state income, franchise, and sales and use tax returns. The predominant income tax issue underlying these assessments concerns the taxation of certain intercompany payments by and between the Company and certain of its subsidiaries. In essence, the Tax Commission believes that all intercompany payments made to the Company’s subsidiaries domiciled in another state are attributable to the Mississippi operations of the Company and taxable in full in Mississippi. Additionally, the Tax Commission has asserted that those companies located in Mississippi that made the intercompany payments are not entitled to deduct those amounts. Thus, Mississippi is attempting simultaneously to tax the same intercompany payments to both parties to those transactions. The franchise tax assessments are primarily attributable to the Tax Commission’s position that all of the intercompany indebtedness by and between the Company and its subsidiaries is properly classified as taxable capital rather than debt. A proposed settlement is expected to be finalized with the Tax Commission during the first quarter of 2008. The Company does not believe that the amounts ultimately paid for the above matter will materially differ from the amounts accrued.
Note 15 — Reserve for Store Closings
The reserve for store closings is based on estimates of net lease obligations and other store closing costs. During 2005, the reserve was increased by $504,000 to reflect changes in prospects for sub-leasing properties and by $133,000 for stores closed in 2005. During 2006, Hancock increased the reserve by $1.6 million for stores closed in 2006.
The 2005 and 2006 activity in the reserve is as follows (in thousands):

		Addition to
	Begnning	(Reduction in)			End of
	of Year	Reserve	Interest	Payment	Year
2005
Lease obligations	$1,166	$637	$34	$(658)	$1,179

2006
Lease obligations	$1,179	$1,623	$52	$(990)	$1,864

Note 16 — Asset Retirement Obligations
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
At February 3, 2007 and January 28, 2006, the Company had a liability pertaining to the asset retirement obligation in noncurrent liabilities on its consolidated balance sheet. The following is a reconciliation of the beginning and ending carrying amount of the Company’s asset retirement obligations (in thousands):

	2006	2005
Asset retirement obligation, beginning of period	$523	$473
Cumulative effect of change in accounting principle	—	—
Asset retirement obligation incurred and accretion expense	(47)	50

Asset retirement obligation, end of period	$476	$523

Related capitalized property and equipment, net of accumulated depreciation	$137	$173

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — BURR PILGER & MAYER LLP
To the Board of Directors and
Stockholders of Hancock Fabrics, Inc.
We have audited the accompanying consolidated balance sheet of Hancock Fabrics, Inc. (Debtors-in-Possession) (the “Company”) as of February 3, 2007, and the related statement of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended February 3, 2007 (fiscal 2006). Our audit also included the financial statement schedule listed in the Index to the Annual Report on Form 10-K at Part IV, Item 15(a) 2 as of and for the year ended February 3, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2007, and the results of their operations and their cash flows for the year ended February 3, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the year ended February 3, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited the adjustments to the 2005 and 2004 financial statements to retrospectively apply the change in accounting for discontinued operations, as described in Note 3 and 4 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 and 2004 financial statements of the Company other than with respect to the adjustments for discontinued operations, and, accordingly, we do not express an opinion or any form of assurance on the 2005 and 2004 financial statements taken as a whole.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of the Company’s operations and realization of its assets and payments of its liabilities in the ordinary course of business. As discussed in Note 1 to the consolidated financial statements, on March 21, 2007, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The uncertainties inherent in the bankruptcy process and the Company’s losses from operations during fiscal years 2006 and 2005 raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and its continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, the Company’s ability to comply with all debt covenants under the existing debtor-in-possession financing agreement, generate sufficient cash flow from operations and obtain finance sources to meet its future obligations. If no reorganization plan is approved, it is possible that the Company could be liquidated. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of these uncertainties.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Standards No. 123 (revised 2004), “Share-Based Payment”, as of January 29, 2006 applying the modified prospective method.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for pension plans and adopted the provisions of FASB Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post-Retirement Plans.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2008 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and a qualified opinion on the effectiveness of internal control over financial reporting.
/s/ BURR, PILGER & MAYER LLP
San Francisco, California
February 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -
PRICEWATERHOUSECOOPERS LLP
To the Board of Directors and Shareholders of Hancock Fabrics, Inc.:
In our opinion, the consolidated balance sheet as of January 28, 2006 and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income for each of the two years in the period ended January 28, 2006, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 4, present fairly, in all material respects, the financial position of Hancock Fabrics, Inc. and its subsidiaries at January 28, 2006 and the results of their operations and their cash flows for each of the two years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Note 4 are not presented herein). In addition, in our opinion, the financial statement schedule, for each of the two years in the period ended January 28, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 4 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
PricewaterhouseCoopers LLP
Memphis, Tennessee
January 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
of Hancock Fabrics Incorporated
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Hancock Fabrics, Inc (the “Company”) did not maintain effective internal control over financial reporting as of February 3, 2007, because (1) the Company did not maintain a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements (2) the Company did not maintain effective management controls over the completeness and accuracy of reconciliations of certain financial statement accounts, journal entries and spreadsheets based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of February 3, 2007.
(1) The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company did not have a sufficient number of qualified personnel to maintain adequate controls over access to financial data, establish or maintain appropriate segregation of duties, and lacked adequate management supervision and oversight of finance and accounting staff to ensure the completeness and accuracy of the financial statements and related disclosures. The lack of sufficient personnel resulted in a number of internal control deficiencies that were identified as being significant. These control deficiencies contributed to the material weakness discussed in item (2) below. The number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness. In the aggregate, these significant deficiencies could result in a misstatement of the Company’s account balances or disclosures which could cause a material misstatement of the consolidated financial statements that would not be prevented or detected.
(2) The Company did not maintain effective management controls over the completeness and accuracy of reconciliations of certain financial statement accounts, journal entries and spreadsheets. Specifically, the Company’s controls over the review and monitoring of reconciliations, journal entries and spreadsheets were ineffective to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation. The ineffectiveness of the controls resulted in a number of internal control deficiencies that were identified as being significant. Since these significant deficiencies had the potential to impact substantially all accounts and related disclosures, when aggregated, they were determined to constitute a material weakness.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2006 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.
In our opinion, management’s assessment that Hancock Fabrics, Inc. did not maintain effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Hancock Fabrics, Inc. did not maintain effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Hancock Fabrics, Inc. as of February 3, 2007 and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended February 3, 2007, and the related financial statement schedule, as of and for the year ended February 3, 2007 and our report dated February 12, 2008 expressed an unqualified opinion on those financial statements and the related financial statement schedule.
/s/ BURR, PILGER & MAYER LLP
San Francisco, California
February 12, 2008

QUARTERLY FINANCIAL DATA (unaudited)
Years ended February 3, 2007 and January 28, 2006
  (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2006	2006	2006	2006 *
Sales	$88,639	$79,340	$96,543	$111,657

Gross profit	29,315	31,912	41,365	46,879

Selling, general and administrative expense	44,960	41,423	48,784	51,108
Depreciation and amortization	1,122	1,073	1,082	1,144

Interest expense	997	1,065	1,377	1,641

Income tax benefit	(1,479)	(970)	(822)	(583)

Loss before cumulative effect of change in accounting principal	(16,285)	(10,679)	(9,056)	(6,431)

Loss per share before cumulative effect of change in accounting principal	(.87)	(.57)	(.48)	(.34)

Net loss from continuing operations	(16,285)	(10,679)	(9,056)	(6,431)

Loss from discontinued operations, net of tax	(563)	(2,410)	(801)	(169)

Cumulative effect of change in accounting principal	487

Net loss	$(16,361)	$(13,089)	$(9,857)	$(6,600)

Basic and dilutive loss per share (1)	$(0.88)	$(0.70)	$(0.52)	$(0.35)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005
Sales	$94,344	$80,292	$100,081	$114,035

Gross profit	39,387	32,120	39,249	47,435

Selling, general and administrative expense	43,030	40,711	44,412	50,324
Depreciation and amortization	1,207	1,214	1,240	1,628

Interest expense	332	700	975	990

Income tax expense (benefit)	(125)	(253)	(178)	(133)

Loss before cumulative effect of change in accounting principal	(5,057)	(10,252)	(7,200)	(5,374)

Loss per share before cumulative effect of change in accounting principal	(.27)	(.55)	(.39)	(.29)

Loss from continuing operations	(5,057)	(10,252)	(7,200)	(5,374)

Loss from discontinued operations, net of tax	(527)	(726)	(353)	(762)

Net loss	$(5,584)	$(10,978)	$(7,553)	$(6,136)

Basic and dilutive loss per share (1)	$(0.30)	$(0.59)	$(0.41)	$(0.33)

(1)	Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the y ear.

*	The fourth quarter of 2006 contains 14 weeks whereas the other quarters presented contain 13 weeks.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The information required by this item is incorporated herein by reference to Form 8-K dated and filed on June 29, 2007.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer (principal executive officer) and Vice President and Chief Accounting Officer (principal financial officer), as appropriate, to allow timely decisions regarding the required disclosures.
As of the end of the period covered by this report (February 3, 2007), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer (principal executive officer) and Vice President and Chief Accounting Officer (principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation and as a result of the material weakness discussed in Management’s Annual Report on Internal Control Over Financial Reporting in Item 9, the Company’s President and Chief Executive Officer (principal executive officer) and Vice President and Chief Accounting Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were not effective as of February 3, 2007. However, the Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
Changes were made during the fiscal year and fourth quarter ended February 3, 2007, in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes, as described further below were made to implement policies and procedures to remediate material weaknesses identified in the prior year and to improve internal controls. During our prior-year (2005) assessment of internal control (performed as of January 28, 2006), the Company identified several material weaknesses as follows:
1.	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP and internal control over financial reporting commensurate with the Company’s financial reporting requirements. Specifically, the Company did not have a sufficient number of qualified personnel to establish, communicate and apply accounting policies and procedures in accordance with GAAP, and lacked adequate management supervision and oversight of finance and accounting staff to ensure the completeness and accuracy of the financial statements and related disclosures. These control deficiencies contributed to the material weaknesses discussed in items 2 through 6 below and resulted in audit adjustments to the fiscal 2005 annual consolidated financial statements, and the restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, these control deficiencies could have resulted in a misstatement of substantially all accounts and disclosures that could have, in turn, resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constituted a material weakness.

2.	The Company did not maintain effective controls over the completeness and accuracy of inventory. Specifically, effective controls were not designed and in place to ensure the completeness and accuracy of (i) the weight conversion factors used to determine the accuracy of the fabric inventory, (ii) the unit costs assigned to certain inventory items, (iii) capitalized in-bound freight, (iv) intracompany profit elimination between the warehouse and stores, (v) inventory in-transit at the end of each reporting period, and (vi) inventory obsolescence and lower of cost or market reserves. These control deficiencies resulted in misstatements of the Company’s inventory and cost of goods sold resulting in adjustments to the Company’s 2005 consolidated financial statements and the restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, these control deficiencies could have resulted in a misstatement of the aforementioned accounts that would, in turn, have resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constituted a material weakness.

3.	The Company did not maintain effective controls over the completeness, accuracy and validity of pension benefit obligations and pension expense. Specifically, effective controls were not designed and in place to ensure the (i) appropriate monitoring, supervision and review of the actuarial calculations of the Company’s benefit obligations and pension expense, (ii) appropriate review of the completeness and accuracy of the data submitted to the actuary, and (iii) completeness of obligations recorded related to the SERP. Although there was no effect on the funding requirements of the pension plan, these control deficiencies resulted in misstatements of the Company’s benefit obligations and pension expense resulting in adjustments to the Company’s 2005 consolidated financial statements and restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, these control deficiencies could have resulted in a misstatement of the aforementioned accounts that could have, in turn, resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constituted a material weakness.

4.	The Company did not maintain effective controls over the complete and accurate recording of leases. Specifically, effective controls were not designed and in place to ensure the (i) completeness and accuracy of straight-line rent calculations, classifications of leasehold improvements/tenant incentives, and asset retirement obligations, (ii) selection of appropriate amortization periods for leasehold improvements, and (iii) appropriate accounting for lease financing transactions. These control deficiencies resulted in misstatements of the Company’s deferred stepped rent accrual, property and equipment, asset retirement obligations, other assets and the related rent and depreciation expenses resulting in adjustments to the Company’s 2005 consolidated financial statements and restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, these control deficiencies could have resulted in a misstatement of the aforementioned accounts that could have, in turn, resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constituted a material weakness.

5.	The Company did not maintain effective controls over the completeness and accuracy of certain accrued liabilities and related operating expense accounts. Specifically, effective controls were not designed and in place to ensure the complete and accurate recording of accrued liabilities and related expenses at each period end. This control deficiency primarily affected accrued liabilities for utilities, common area maintenance, property taxes, advertising, payroll, sales and franchise taxes and insurance, and related operating expenses. This control deficiency resulted in misstatements of the aforementioned accounts resulting in adjustments to the Company’s 2005 consolidated financial statements and restatement of the Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly periods in fiscal 2005 and 2004. Additionally, this control deficiency could have resulted in a misstatement of the aforementioned accounts that could have, in turn, resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness.

6.	The Company did not maintain effective controls over reconciliations of certain financial statement accounts and related disclosures. Specifically, the Company’s controls over the preparation, review and monitoring of reconciliations were ineffective to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation, impacting substantially all accounts and related disclosures. This control deficiency resulted in misstatements resulting in adjustments to the Company’s 2005 consolidated financial statements. This control deficiency could have resulted in misstatements that could have, in turn, resulted in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness.
Because of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting in its prior-year assessment as of January 28, 2006.
Significant changes in internal control over financial reporting were made during the fiscal year and fourth quarter ended February 3, 2007. These changes resulted mainly from remediation efforts, including the actions described below, and were designed mainly to address the material weaknesses identified by management in its January 28, 2006 assessment and to enhance the Company’s internal controls.
•	The Company engaged a third party accounting and consulting firm to assist with accounting and disclosure matters related to the Company’s financial reporting and accounting requirements. The third party will continue to be utilized until the necessary internal resources are realigned or procured to improve the staffing and knowledge of the financial reporting and accounting functions. To allow additional oversight of the Company’s financial reporting and accounting processes, the Company is providing additional information to the Company’s audit committee on the progress of accounting matters on a routine basis. Although certain significant changes were made in this regard, the Company determined that as of February 3, 2007, two material weaknesses existed as follows: (1) the Company did not maintain a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements and (2) the Company did not maintain effective management controls over the completeness and accuracy of reconciliations of certain financial statement accounts, journal entries and spreadsheets based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These material weaknesses are further described in Management’s Annual Report on Internal Control over Financial Reporting.

•	The Company has revised all of its physical inventory procedures, including the overall process of analyzing the results of physical inventory counts compared to physical inventory records. Furthermore, the Company began implementation of a perpetual inventory system at its retail locations. Also, weight conversion factors for fabric inventory have been updated and will be periodically validated. Processes have also been established to ensure the completeness and accuracy to properly identify and record in-bound freight, intracompany profit elimination, in-transit inventory and reserves for obsolete inventory.

•	The Company has implemented procedures to improve the communication with third party actuaries regarding changes to pension and other post-retirement benefit plans. These procedures include more active monitoring of the actuarial calculations through additional discussions with the third party actuaries and documentation related to changes in the benefit obligations from year to year caused by changes in the assumptions and/or changes in the plan document to facilitate a better understanding of the calculations. Also, the Company established controls to ensure the validity of the census data provided to the actuary.

•	The Company has designed and implemented procedures to perform a comprehensive review to evaluate and properly record all future lease agreements in accordance with GAAP. Additionally, new leases are supported by analysis of the related lease accounting provisions through the use of a checklist with approval from accounting personnel of the decisions made relative to the accounting implications.

•	The Company has implemented procedures to accumulate all open invoices for expenses incurred prior to the end of the period based on reviews of subsequent payments and other reviews to ensure that all known expenses are included in accounts payable at the end of the period.

•	The Company engaged a third party consulting firm to assist in preparing account reconciliations and account documentation allowing for management to review those reconciliations and documentation as part of its financial reporting and closing process.
Management believes that these measures, have been effectively implemented and maintained, and have remediated the material weaknesses identified in the prior year assessment except as described herein.
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
Management’s Annual Report on Internal Control Over Financial Reporting
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

Hancock’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the assessment of the Company’s internal control over financial reporting, the Company’s management has identified the following material weaknesses in the Company’s internal control over financial reporting as of February 3, 2007:
1.	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company did not have a sufficient number of qualified personnel to maintain adequate controls over access to financial data, establish or maintain appropriate segregation of duties, and lacked adequate management supervision and oversight of finance and accounting staff to ensure the completeness and accuracy of the financial statements and related disclosures. The lack of sufficient personnel resulted in a number of internal control deficiencies that were identified as being significant. These control deficiencies contributed to the material weakness discussed in item (2) below. The number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness. In the aggregate, these significant deficiencies could result in a misstatement of the Company’s account balances or disclosures which could cause a material misstatement of the consolidated financial statements that would not be prevented or detected.

2.	The Company did not maintain effective management controls over the completeness and accuracy of reconciliations of certain financial statement accounts, journal entries and spreadsheets. Specifically, the Company’s controls over the review and monitoring of reconciliations, journal entries and spreadsheets were ineffective to ensure that certain account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation. The ineffectiveness of the controls resulted in a number of internal control deficiencies that were identified as being significant. Since these significant deficiencies, had the potential to impact substantially all accounts and related disclosures, when aggregated, they were determined to constitute a material weakness.
Because of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below are the name, age, positions held with the Company, term of office, business experience during the past five years and other public company directorships held by each individual serving as a director of the Company as of the date of this report.

		Director
Name (Age)	Principal Occupation and Business Experience	Since
	Directors to Serve Until the 2008 Annual Meeting

Jane F. Aggers (59)	President, Chief Executive Officer and Director since January 2005. Co-founder of MMI, Inc., a marketing, sales and business consulting firm in Cleveland, Ohio. Formerly Executive Vice President of Jo-Ann Stores, Inc. (retail), Hudson, Ohio from 1994 to 2001.	2005

Donna L. Weaver (63)	Chairman, MxSecure, Inc., Scottsdale, Arizona (a medical transcription services company). Director of Basic American, Inc., a food processing company in San Francisco, California. Director and member of the Audit Committee of E*TRADE FINANCIAL Corporation (a global financial services company), New York, New York.	1987

	Directors to Serve Until the 2007 Annual Meeting*

Roger T. Knox (70)	Director and member of the Compensation Committee of Fred’s Inc. (retailer), Memphis, Tennessee. President Emeritus and formerly Chief Executive Officer, Memphis Zoo, Memphis, Tennessee. Formerly Chairman and Chief Executive Officer, Goldsmith’s (retailer), a division of Federated Department Stores, Inc., Memphis, Tennessee.	1999

Bernard J. Wein (67)	Formerly Chairman, President and Chief Executive Officer of Catherine’s Stores (retailer), Memphis, Tennessee.	2004

	Directors to Serve Until the 2006 Annual Meeting*

Don L. Frugé (62)	President Emeritus and former Chief Executive Officer of the University of Mississippi Foundation. President, UMAA Foundation. Professor Emeritus of Law, University of Mississippi, Oxford, Mississippi.	1987

Wellford L. Sanders, Jr. (62)	Chairman of Hancock Fabrics, Inc. Managing Director of Wachovia Securities, Inc., Charlotte, North Carolina.	2004

* Note – The Company did not hold an annual meeting of stockholders during 2006 or 2007, and a date has yet to be established for the 2008 annual meeting of stockholders.
Prior to delisting, the Company was registered on the New York Stock Exchange (“NYSE”), and accordingly maintained certain corporate governance standards as promulgated by the exchange. The Company is no longer listed on the NYSE but has chosen to maintain similar corporate governance standards. The Board of Directors has reviewed the relationships between the Company and each of its directors and has determined that all of the directors, other than Jane F. Aggers, Hancock’s President and Chief Executive Officer (“CEO”),

are “independent” as defined in the Listing Standards of the NYSE. The Board of Directors has affirmatively determined that no director, other than Ms. Aggers, has a material relationship with the Company. In making this determination, the Board has broadly considered all relevant facts and circumstances. In addition, the Board has adopted the following categorical independence standards for determining the independence of directors. The standards reflect the specific independence requirements of the NYSE and are also available on the Company’s website at www.hancockfabrics.com under the “Investor Relations — Corporate Governance” link.
For the purposes of these standards, the term “immediate family member” has the meaning given in the Listing Standards of the NYSE. A director will not be considered independent if:
•	The director is, or has been within the last three years, employed by the Company;

•	An immediate family member of the director is, or has been within the last three years, an executive officer of the Company;

•	The director or an immediate family member of the director received, during any twelve-month period within the last three years, direct compensation from the Company exceeding $100,000, other than directors’ fees or pension or other forms of deferred compensation that are not contingent upon continued service;

•	(A) The director or an immediate family member of the director is a current partner of a firm that is the Company’s internal or external auditor; (B) the director is a current employee of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (D) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time;

•	The director or an immediate family member of the director is, or has been within the last three years, employed as an executive officer of another company where any of Hancock’s present executives serve on that company’s compensation committee;

•	The director is a current employee of a company that made payments to, or received payments from, Hancock for property or services in an amount which, in any of the last three fiscal years, exceeded the greater of $1 million or 2% of such other company’s consolidated gross revenues;

•	An immediate family member of the director is a current executive officer of a company that made payments to, or received payments from, Hancock for property or services in an amount which, in any of the last three fiscal years, exceeded the greater of $1 million or 2% of such other company’s consolidated gross revenues; or

•	The Company made contributions to any charitable organization in which a director served as an executive officer and contributions in any single fiscal year exceeded the greater of $1 million or 2% of such charitable organization’s gross revenues.
With respect to any relationship that is not covered by the categorical independence standards, the members of the Board who satisfy the requirements of those standards will make a determination, based on all relevant facts and circumstances, as to whether or not the relationship is material, and therefore whether the director who has the relationship will be considered independent. The Company will disclose and explain the basis for any determination that such a relationship is not material in its next proxy statement. In addition, the Company will disclose and explain the basis for any determination of independence for a director who does not satisfy the categorical independence standards.

Executive Officers
Set forth below are the name, age, positions held with the Company and business experience during the past five years of each executive officer of the Company as of the date of this report.

		Office Presently Held and
Name	Age	Business Experience During the Last Five Years
Jane F. Aggers	59	President, Chief Executive Officer and Director since January 2005. Co-founder of MMI, Inc., a marketing, sales and business consulting firm in Cleveland, Ohio from 2001 to 2004. Formerly Executive Vice President of Jo-Ann Stores, Inc. (retail), Hudson, Ohio 1994 to 2001.

Bruce D. Smith	49	Executive Vice President, Chief Financial Officer and Treasurer since March 2005 and Senior Vice President, Chief Financial Officer and Treasurer from March 1997 to March 2005. Mr. Smith resigned from the Company effective March 30, 2007.

Dean W. Abraham	60	Senior Vice President – Store Operations from June 2006, Senior Vice President – Merchandising from February 2004 to June 2006 and Senior Vice President – Store Operations from June 1996 to February 2004. Mr. Abraham retired from the Company on April 30, 2007.

L. Gail Moore	54	Senior Vice President – Merchandising since June 2006. Formerly Senior Executive Vice President and Divisional Merchandise Manager from September 1999 through June 2006 of Fred’s, Inc., a specialty retail store chain.

Kathleen Kennedy	54	Senior Vice President – Marketing since February 2006. Formerly Executive Vice President, Corporate Marketing of vFinance Inc., a diversified financial services firm from 2005 to 2006. Also formerly Vice President, Marketing for Office Depot, Inc., an office supply company from 2001 to 2004. On May 9, 2007, Ms. Kennedy ceased to serve as Senior Vice President – Marketing upon the elimination of that position in connection with the restructuring activities of the Company under Chapter 11.
Audit Committee Matters
The Audit Committee of the Board of Directors is charged with oversight of the Company’s accounting and financial reporting process and the audits of its financial statements. The Audit Committee also assists the Board in monitoring the integrity of the Company’s financial statements, the independent auditors’ qualifications and independence, the performance of the Company’s internal audit function and the Company’s compliance with laws and regulations and with the Code of Business Conduct and Ethics and the Code of Business Conduct and Ethics for the Chief Executive Officer and Senior Financial Officers. The Audit Committee has sole authority for the appointment or replacement and pre-approval of the services and fees of the Company’s independent auditors. As of the date of this report, the Audit Committee was comprised of Don L. Frugé (Chair), Roger T. Knox, Wellford L. Sanders, Jr., Donna L. Weaver and Bernard J. Wein. The Board of Directors has determined that each member of the Audit Committee meets the independence requirements of Section 10A(m)(3) of the Exchange Act and the rules and regulations of the SEC, and that a majority of the members, including the chairperson, Don L. Frugé, qualify as audit committee financial experts as defined in rules promulgated by the SEC under the Exchange Act, as interpreted by the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Copies of such reports must also be furnished to the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended February 3, 2007, all Section 16(a) filing requirements were met.
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
Executive Sessions
On January 31, 2005, Wellford L. Sanders, Jr. was appointed as Non-Executive Chairman of the Board and presides over executive sessions of the Board.
Communications with Directors
Interested party communications with the Board of Directors as a group, the non-management directors as a group, the Non-Executive Chairman of the Board or any individual director should be addressed to “Hancock — Director Communications,” P.O. Box 1718, Oxford, MS 38655.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis provides a principles-based overview of our executive compensation program. It discusses our rationale for the types and amounts of compensation that our executive officers receive and how compensation decisions affecting these officers are made. It also discusses our total rewards philosophy, the key principles governing our compensation program, and the objectives we seek to achieve with each element of our compensation program.
What are the Company’s key compensation goals?
The goals of the Company’s compensation program are to align compensation with business performance and the interests of stockholders, and to enable the Company to attract, motivate and retain management that can contribute to the Company’s long-term success. Therefore, the executive compensation program includes base salary, annual cash incentive bonus and long-term incentives in the form of stock options and restricted stock. Other than routine insignificant business amenities, the executive officers of the Company are not provided with any forms of compensation not discussed in this report. Our executive officers’ compensation is determined in the same manner as that of the other corporate officers.

What are the Company’s overall executive compensation objectives?
The Company sets challenging financial and operating goals, and a significant amount of an executive’s annual cash compensation is tied to these objectives and therefore “at risk” — payment is earned only if performance warrants it. Our compensation program is intended to support long-term focus on stockholder results, so it emphasizes long-term rewards.
Who participates in the Company’s executive compensation programs?
The CEO, the Chief Financial Officer and the other three most highly compensated officers (collectively, the “Named Executive Officers”), as well as other executive officers, participate in the compensation program outlined in this Compensation Discussion and Analysis. However, many elements of the compensation program also apply to other levels of the Company’s management. The intent is to ensure that management is motivated to pursue, and is rewarded for achieving, the same financial, operating and stockholder objectives.
What are the key elements of the Company’s overall executive compensation program?
The table below summarizes the key elements of our executive compensation program and the objectives they are designed to achieve.

Pay Element	Description	Objectives
Base salary	• Annual fixed cash compensation.	• Attraction and retention. • Recognize differences in relative size of positions as well as individual performance over the long term.

Incentive compensation	• Annual variable pay tied to the achievement of key Company financial and operating objectives.	• Communicate key financial and operating objectives.
• Drive high levels of performance by ensuring that executives’ total cash compensation is linked to achievement of financial and operating objectives.
• Support and reward consistent, balanced growth and returns performance (add value every year).

Stock options	• All stock options are granted at fair market value on the grant date (discounted options are prohibited).	• Align long-term compensation with stockholder results. • Opportunities for significant wealth accumulation by executives are tightly linked to stockholder returns.
• Our current stock option plans prohibit repricing.

Retirement plans	The Company maintains two retirement plans:	• Provide competitive executive retirement benefits.
• 401(k) defined contribution plan; and

Pay Element	Description	Objectives
• Defined benefit pension plan (Frozen to new participants)

Health and other benefits	Executives are eligible for a variety of benefits, including:	• Provide competitive benefits. • Minimize perquisites while ensuring a competitive overall rewards package.
• Medical, dental and vision plans; and
• Life and disability insurance plans.
Annual cash compensation. Annual cash compensation consists of base salary and incentive compensation.
Base Salary
The Compensation Committee annually reviews the base salaries of the CEO and the other executive officers and members of corporate management. When reviewing base salary and possible adjustments to base salary, the Compensation Committee subjectively considers individual performance, Company performance (which is not defined as any specific financial measure or measures), the expected impact of long-term decisions, employee retention, changes in level of responsibility, experience level of the employee, and economic conditions in the retail fabric industry. No adjustments were made to the base salary of the CEO or CFO during 2006.
Incentive Compensation
The Compensation Committee believes that executive compensation should be linked to both business and individual performance. During 2005, the Compensation Committee made available two bonus programs based on the Company’s operating earnings before interest and taxes, computed using the first-in, first-out method of accounting for inventories (“FIFO EBIT”). The total of bonuses paid under the Extra Compensation Plan to eligible participants would increase or decrease each year in direct relation to the percentage increase or decrease in the Company’s FIFO EBIT compared to the prior year. However, if FIFO EBIT increased 10% or more over the prior year, officer participation in the Extra Compensation Plan was capped. The second program, the Officer Incentive Compensation Plan provides for various levels of bonuses based on a percentage of an officer’s base salary in relation to a predetermined level of improvement in FIFO EBIT over the prior year as set by the Compensation Committee.
In March 2006, the Board of Directors approved the format of a new Short-Term Incentive Compensation Bonus Program (the “Bonus Program”) and a Long-Term Incentive Compensation Restricted Stock Program (the “Long-Term Program”), designed to replace the Extra Compensation Plan and the Officer Incentive Compensation Plan. All salaried employees at the Company’s corporate office and distribution center are eligible to participate in the Bonus Program. However, in order to receive a bonus under the Bonus Program, the Company must have achieved at least one of three specified Cash Flow from Operations goals (Minimum, Target and Maximum) in 2006. No bonuses were paid to officers for 2006 under the Bonus Program as the performance goals were not achieved. For participants classified as Senior Manager and above, if one of the three Cash Flow levels is achieved in 2007, then 50% of the bonus opportunity at that level will be paid to each participant and between 0% and another 50% will be paid to each participant based on his/her achievement of individual operating goals. For participants classified as Manager and Administrative, payout will depend solely on the Company reaching one of its Cash Flow goals. Payouts, if any, cap at 25%, 50% and 75%, respectively, of salary at the CEO and the Executive Vice President positions, depending on whether the Minimum, Target or Maximum goal is reached. The caps are at 20%, 40% and 50%, respectively, for the Senior Vice President position and continue to descend for the levels below Senior Vice President.
The Compensation Committee believes that the Bonus Program and the Long-Term Program discussed below are important in linking performance with pay. The Compensation Committee will continue to focus on this critical issue as it moves forward.

Long-term Incentives
To more closely align the interests of the Company’s stockholders and the executive officers, and to focus management’s attention on long-term strategic objectives which will enhance stockholder value, the Compensation Committee grants stock options and awards restricted stock. All grants and awards contain vesting provisions of one to five years to encourage continued employment with the Company and continued attention to long-term objectives and share appreciation. The exercise price for the stock options granted is equal to the fair market value of the underlying stock on the date of grant. Therefore, the ultimate value of these equity incentives to the executive officers and other recipients is directly related to the market value of the common stock and to the common stock dividend yield.
In March 2006, as part of the Long-Term Program, the Board amended the 2001 Stock Incentive Plan (the “Stock Incentive Plan”) in order to add a performance-based feature to our restricted stock program. Prior to the amendment, restricted stock grants were contingent only on the employee staying with the Company for a given period of time. However, the Board believes it is also important to have a portion of such grants be contingent on our achieving certain financial goals. All employees at our corporate office and distribution center that are classified as Senior Manager and above are eligible to participate in the amended Stock Incentive Plan. Each participant will receive shares of our common stock, with the only restriction being that the participant must stay employed with us for four years (the “Base Award”). Other shares may be issued to the participants, but only if we achieve certain goals related to FIFO EBIT (the “Performance Award”). If earned, such shares will vest immediately upon achieving the goal.
Stock options and restricted stock were granted to Ms. Moore and Ms. Kennedy in 2006 as initial grants upon beginning employment with the Company, as indicated in the Grants of Plan-Based Awards Table below. Restricted stock was also awarded to Ms. Aggers, Mr. Smith and Mr. Abraham, as indicated in the Grants of Plan-Based Awards Table, as Base Awards under the Long-Term Program.
How does the Compensation Committee consider and determine executive and director compensation?
Chief Executive Officer. The Compensation Committee establishes the compensation level for the CEO, including base salary and annual cash incentive compensation, and reviews and approves her stock option awards. The CEO’s compensation is reviewed annually by the Compensation Committee in conjunction with a review of her performance by the non-management directors, taking into account all forms of compensation, including base salary, annual cash incentive, stock option awards, and the value of other benefits received.
The CEO’s base salary, incentive compensation and long-term incentives in the form of stock options and restricted stock were determined in a manner consistent with the compensation of the other executive officers and members of corporate management. As discussed above, the CEO’s incentive compensation and long-term incentive compensation are tied to the Company’s performance. The Employment Agreement between Ms. Aggers and the Company provided for a base salary of $450,000 and a bonus to be determined by the Board of Directors in accordance with the Company’s Bonus Plan. No incentive compensation was paid to Ms. Aggers in 2006. Any incentive compensation amount payable to Ms. Aggers in subsequent years will be established by the Compensation Committee based on the Company’s performance and in consultation with Ms. Aggers. Ms. Aggers was awarded 15,000 shares of restricted stock, as a base award under the long term program, in order to better align her interests with those of the stockholders and to expand the level of restricted stock which serves as a retention tool for Ms. Aggers’ continued employment with Hancock.
Other Executive Officers. The Compensation Committee reviews and establishes base salaries for our executive officers other than the CEO based on each executive officer’s performance during the past fiscal year and on the recommendations of the CEO. The Compensation Committee approves the annual cash incentive amounts for the executive officers, which are determined by objectives established by the Compensation Committee at the beginning of each fiscal year as discussed above. The actual bonus amount paid depends on performance relative to the target objectives.

The Compensation Committee approves awards of stock options to many levels of management, including executive officers. Stock options are granted to executive officers upon initial hire or promotion, and thereafter are typically granted annually in accordance with guidelines established by the Compensation Committee. The actual grant is determined by the Compensation Committee based on the guidelines and the performance of the individual in the position. The Compensation Committee considers the recommendations of the CEO.
What roles do the Chief Executive Officer and other executive officers play in the determination of executive compensation?
The CEO attends most meetings of the Compensation Committee and participates in the process by answering Compensation Committee questions about pay philosophy and by ensuring that the Compensation Committee’s requests for information are fulfilled. She also assists the Compensation Committee in determining the compensation of the other executive officers by providing recommendations and input about such matters as individual performance, experience, and size, scope and complexity of their positions. The CEO makes specific recommendations to the Compensation Committee concerning the compensation of her direct reports and other senior executives, including the other executive officers. These recommendations usually relate to base salary increases. The CEO also recommends pay packages for newly hired executives. Management provides the Compensation Committee with data, analyses and perspectives on market trends and annually prepares information to assist the Compensation Committee in its consideration of such recommendations. Annual incentive awards are based on achievement of business objectives set by the Compensation Committee, but the Compensation Committee may exercise negative discretion, and if it does so, it is typically in reliance on the CEO’s assessment of an individual’s performance. The CEO does not make recommendations to the Compensation Committee regarding her own compensation.
Does the Company use compensation consultants?
Neither the Company nor the Compensation Committee hired compensation consultants during fiscal 2006. The Company does not regularly engage consultants as part of our annual review and determination of executive compensation. Although the company has hired consultants to provide services from time to time, it is not our usual practice. The Compensation Committee has authority, pursuant to its charter, to hire consultants of its selection to advise it with respect to our compensation programs, and it may also limit the use of the Compensation Committee’s compensation consultants by our management as it deems appropriate.
What are our peer group and compensation benchmarking practices?
We do not use information from the peer group or other published sources to set targets or make individual compensation decisions. We do not engage in “benchmarking,” such as targeting base salary at peer group median for a given position. Rather we use such data as context in reviewing our overall compensation levels and approving recommended compensation actions. Broad survey data and peer group information are just two elements that we find useful in maintaining a reasonable and competitive compensation program. Other elements that we consider are individual performance, Company performance, individual experience, position tenure, and succession planning.
What is the Company’s policy concerning the tax deductibility of compensation?
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
Do the Company’s Executive Officers Have Employment Contracts, Termination of Employment or Change in Control Arrangements?
The Company has entered into substantially identical contingent severance arrangements (the “Severance Agreements”) with Ms. Moore, Mr. Smith, Mr. Abraham and Ms. Kennedy (the “executives”). The Severance Agreements, were to be effective until May 4, 2008 (Mr. Smith, Mr. Abraham and Ms. Kennedy’s employment terminated prior to May 4, 2008) and provide that, if during the three years following a change of control of the Company (as defined in the Severance Agreements), the employment of the executives are terminated by the employer other than for cause, disability or death or the executive terminates employment for good reason (as defined in the Severance Agreements), the executives will receive a lump sum payment equal to the sum of (i) their annual base salary through the termination date (to the extent not yet paid) and (ii) the sum of (a) their annual base salary at the rate in effect when employment was terminated or, if higher, at the highest rate in effect within 90 days preceding the change of control and (b) the highest bonus paid or payable to the executive within the five years preceding the change of control. If participants in the Retirement Plan, the executives are also entitled to a continuation of family health and insurance benefits for one year and to certain supplemental retirement benefits in respect of that continuation period. The Severance Agreements also provide that if any tax under Section 4999 of the Internal Revenue Code, or any comparable provision is imposed on any payment made or benefit provided to the executive, then the amount of such payment or benefit will be increased to the extent necessary to compensate the executive fully for the imposition of such tax. Ms. Kennedy’s amended agreement included a provision for six months of severance pay upon termination of employment.
With respect to the Company’s 1987 and 1996 Stock Option Plans, upon a change of control of the Company (as defined in the plans), options become fully exercisable and, with certain exceptions, remain exercisable by the optionee, including each of the Named Executive Officers, for a period of 90 days following termination of the optionee’s employment if such termination occurs within one year of the change of control. Under the 2001 Stock Incentive Plan change in control provisions (as defined in the plan), the outstanding options become fully vested and may be cashed out at the highest market price occurring during a 60-day period prior to the date of the change of control.
Under the 2001 Stock Incentive Plan change in control provisions (as defined in the plan), all restricted shares held upon the occurrence of a change in control become fully vested and may be cashed out at the highest market price occurring during a 60 day period prior to the date of the change of control.
With respect to the Company’s noncontributory retirement program, under certain circumstances related to a change of control of the Company (as defined in the program documents), part of the benefit to a participant will be paid in a lump sum. See Item 11. Executive Compensation - Pension Plans. This would only apply to Mr. Abraham and Mr. Smith.
The Company has entered into an Employment Agreement (the “Agreement”) with Ms. Aggers, which became effective January 31, 2005, as amended on December 7, 2005, for a three year period and is automatically extended by one year on each anniversary of the effective date, unless either party elects not to extend the Agreement. During the term of the Agreement, Ms. Aggers will receive an annual base salary of $450,000, which may be increased at the discretion of the Company, and benefits as provided to other employees of the Company, such as medical and life insurance. As a base award under the Long-Term Program, the Compensation Committee decided to award approximately $55,000 of restricted stock (15,000 shares), vesting 100% on the fourth anniversary of the award date. This award was to increase Ms. Aggers’ ownership position in the Company in order to better align her interests with those of the stockholders and to expand the level of restricted stock which serves as a retention tool for Ms. Aggers’ continued employment with Hancock. Any bonus amount for subsequent years will be established by the Compensation Committee in consultation with Ms. Aggers. The Agreement provides, in general, that in the event of a change of control or death that all equity awards will be immediately vested and not subject to forfeiture.

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
How is the Company complying with Section 409A of the Internal Revenue Code?
Section 409A of the Internal Revenue Code was created with the passage of the American Jobs Creation Act of 2004. These new tax regulations create strict rules related to non-qualified deferred compensation earned and vested on or after January 1, 2005. We have conducted a thorough assessment of all affected plans, and continue to take actions necessary to comply with the new requirements by the deadlines established by the Internal Revenue Service.
Compensation Committee Interlocks and Insider Participation
None of the Compensation Committee members is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no executive officer of the Company served during 2006 as a director or a member of the compensation committee of any entity that had an executive officer serving on the Board of Directors of the Company.

Summary of Cash and Certain Other Compensation
The following table sets forth summary information concerning the compensation during the periods indicated for the Named Executive Officers.
SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
						Non-	Nonquali-
						Equity	fied
						Incentive	Deferred	All
						Plan	Compensa-	Other
Name and				Stock	Option	Compen-	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Position	Year	($)	($)	($)(1)	($)(1)	($)	($)(2)	($)(3)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jane Aggers, Chief Executive Officer	2006	$450,000	—	$281,448	$87,556	—	—	$20,790	$839,794
Bruce Smith, Chief Financial Officer	2006	$230,000	—	$85,175	$33,833	—	$9,133	$12,614	$370,755
Dean Abraham, Senior Vice President — Store Operations	2006	$182,923	—	$74,225	$20,300	—	$20,162	$12,178	$309,788
L. Gail Moore, Senior Vice President — Merchandising	2006	$116,923	—	$10,210	$13,416	—	—	$7,348	$147,897
Kathleen J. Kennedy, Senior Vice President — Marketing & Advertising	2006	$175,384	—	$20,059	$26,529	—	—	$60,696	$282,668

(1)	The amounts shown do not reflect compensation actually received by the Named Executive Officers. Instead, the amounts shown are the compensation costs recognized by the Company for the year ended February 3, 2007 as determined pursuant to FAS 123(R). The assumptions used to calculate the value of these stock and option awards are set forth under Note 12 to the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	See the table below captioned “Pension Benefits.”

(3)	All Other Compensation includes the following:

				Company
				Contributions to
				Defined
	Perquisites and		Life Insurance	Contribution
Name	Personal Benefits		Premiums	Plans(B)	Other(C)
Jane Aggers	$9,000		$540	$11,250	—
Bruce Smith	—		—	—	$12,614
Dean Abraham	$1,593		$214	—	$10,371
L. Gail Moore	$7,348		—	—	—
Kathleen Kennedy	$60,456	(A)	$240	—	—

(A)	This amount represents relocation expenses, including $55,491 in moving expenses and $4,965 in temporary living expense reimbursements.

(B)	Represents employer contributions to the Company’s 401(k) plan, Hancock Fabrics, Inc. Retirement Savings Plan. Participants in the Hancock Fabrics, Inc. Consolidated Retirement Plan were ineligible for the Company contribution.

(C)	Represents amortized amounts of net present value for 2006 under deferred compensation agreements between the Company and Mr. Smith and between the Company and Mr. Abraham. Upon termination, Mr. Smith’s rights to payment under this agreement were forfeited, and Mr. Abraham’s payments are pending as a pre-petition claim.
The following table sets forth summary information concerning the grants of plan-based award to those Named Executive Officers of the Company for which such disclosure is required.
GRANTS OF PLAN-BASED AWARDS

									All	All
									Other	Other
									Stock	Option		Grant
			Estimated Future						Awards:	Awards:		Date
			Payouts			Estimated Future			Number	Number	Exer-	Fair
			Under Non-Equity			Payouts Under			Of	Of	cise or	Value
			Incentive			Equity Incentive Plan			Shares	Securities	Base	of
			Plan Awards[1]			Awards[1]			Of	Under-	Price of	Stock
			Thresh-	Tar-	Maxi-	Thresh-	Tar-	Maxi-	Stock	lying	Option	and
	Date	Grant	old	get	mum	old	get	mum	Of Units	Options	Award	Option
Name	of	Date	($)	($)	($)	(#)	(#)	(#)	(#)(2)	(#)(3)	($/Sh)(4)	Award
(a)	Action	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Jane Aggers	3/23/06	3/23/06	—	—	—	—	—	—	15,000	—	$3.665	$54,975
Bruce D. Smith	3/23/06	3/23/06	—	—	—	—	—	—	10,000	—	$3.665	$36,650
Dean Abraham	3/23/06	3/23/06	—	—	—	—	—	—	5,000	—	$3.665	$18,325
L. Gail Moore	5/12/06	6/12/06	—	—	—	—	—	—	25,000	50,000	$3.16	$162,000
Kathleen Kennedy	1/23/06	2/20/06	—	—	—	—	—	—	25,000	50,000	$4.21	$216,550

(1)	No bonuses were paid to officers for 2006 under the Bonus Program as the performance goals were not achieved. Base Awards of restricted shares were issued to Ms. Aggers, Mr. Smith and Mr. Abraham under the Long-Term Program, but no Performance Awards were issued as the performance goals were not met. Restricted shares may be issued to Ms. Aggers under the Long-Term Program in 2007 or 2008, but only if the Company achieves certain goals related to FIFO EBIT. If earned, such shares will vest immediately upon achieving the goal.

(2)	Represents restricted stock awarded pursuant to the Company’s 2001 Stock Incentive Plan. Ms. Aggers, Mr. Smith and Mr. Abraham received restricted stock grants pursuant to the Long-Term Program. Ms. Moore and Ms. Kennedy received restricted stock grants as initial grants upon beginning employment with the Company.

(3)	Represents stock options awarded pursuant to the 2001 Stock Incentive Plan.

(4)	In accordance with the Company’s practice, the exercise price is the average of the high and low stock price on the date of grant. The closing price of the common stock on June 12, 2006 was $3.15, and the closing price of the common stock on February 20, 2006 was $4.22.
The following table sets forth summary information concerning the outstanding equity awards as of fiscal year end for those Named Executive Officers of the Company for which such disclosure is required.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

						Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
	Option Awards							Awards:	Market or
			Equity			Number		Number	Payout
			Incentive			Of	Market	Of	Value
			Plan			Shares	Value of	Unearned	Of
	Number		Awards:			Or	Shares	Shares,	Unearned
	Of	Number	Number			Units	of	Units or	Shares,
	Securities	Of	Of			Of	Units of	Other	Units or
	Underlying	Securities	Securities			Stock	Stock	Rights	Other
	Unexercised	Underlying	Underlying			That	That	That	Rights
	Options	Unexercised	Unexercised	Option		Have	Have	Have	That Have
	(#)	Options	Unearned	Exercise	Option	Not	Not	Not	Not
	Exercisable	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(1)	Unexercisable[1]	(#)	($)	Date	(#)	($)(2)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jane Aggers	50,000	50,000	—	$9.44	12/15/14	131,250	$523,688	—	—
Bruce Smith(3)	12,000	—	—	$13.13	6/12/07	32,900	$131,271	—	—
	6,000	—	—	$12.63	6/11/08	—	—	—	—
	6,000	—	—	$5.81	6/7/09	—	—	—	—
	10,000	—	—	$4.25	6/15/10	—	—	—	—
	10,000	—	—	$7.50	6/14/11	—	—	—	—
	10,000	—	—	$18.09	6/13/12	—	—	—	—
	7,500	2,500	—	$15.84	6/11/13	—	—	—	—
	5,000	5,000	—	$12.20	6/9/14	—	—	—	—
Dean Abraham(4)	1,500	—	—	$7.50	6/14/11	25,700	$102,543	—	—
	6,000	—	—	$18.09	6/13/12	—	—	—	—
	4,500	1,500	—	$15.84	6/11/13	—	—	—	—
	3,000	3,000	—	$12.20	6/9/14	—	—	—	—
L. Gail Moore	—	50,000	—	$3.16	6/12/16	25,000	$99,750	—	—
Kathleen Kennedy(5)	—	50,000	—	$4.21	2/20/16	25,000	$99,750	—	—

(1)	Option awards vest ratably on each of the first four anniversaries of the grant date.

(2)	Based on the closing price of the common stock of $3.99 on February 2, 2007.

(3)	Upon Mr. Smith’s termination, all stock awards and option awards were forfeited.

(4)	Upon Mr. Abraham’s retirement, all stock awards and option awards immediately vested. Mr. Abraham may exercise the option awards until April 30, 2008.

(5)	Upon Ms. Kennedy’s termination, all stock awards and option awards were forfeited.
The following table sets forth summary information concerning the exercise of options and the vesting of stock as of fiscal year end for those Named Executive Officers of the Company for which such disclosure is required.
OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	on	On	on	On
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)(1)
(a)	(b)	(c)	(d)	(e)
Jane Aggers	—	—	38,750	$123,775 (2)
Bruce Smith	—	—	9,600	$30,384 (3)
Dean Abraham	—	—	9,300	$29,435 (3)
L. Gail Moore	—	—	—	—
Kathleen Kennedy	—	—	—	—

(1)	Value is based on the average of the high and low prices of the common stock on the vesting date or the next trading date after the vesting date.

(2)	18,750 restricted shares vested on December 8, 2006, and 20,000 shares vested on December 16, 2006.

(3)	These restricted shares vested on June 15, 2006.
Pension Plans
The Company maintains a noncontributory retirement program under which retirement benefits are provided by a qualified defined benefit pension plan supplemented by a nonqualified unfunded plan affording certain benefits that cannot be provided by the qualified plan. In this description, the qualified and nonqualified plans are treated as one “Plan.” Only Mr. Smith and Mr. Abraham participate in the Plan.
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
Under the Plan formula applicable to the Mr. Smith and Mr. Abraham, the annual retirement benefit payable at normal retirement age as a straight life annuity is the sum of: (1) for years of credited service through 1992, 1% of average annual compensation during the five years ending December 31, 1992, multiplied by years of credited service through 1992, plus 0.33% of such average annual compensation in excess of $50,640 multiplied by years of credited service through 1992 up to a maximum of 30 years, and (2) for each year of credited service following 1992, 1% of annual compensation for that year, plus (for years of credited service up to a maximum of 30 years) 0.33% of such annual compensation in excess of the Social Security maximum wage base for that year.

PENSION BENEFITS

		Number of Years Credited	Present Value of	Payments During Last
		Service	Accumulated Benefit	Fiscal Year
Name(1)	Plan Name	(#)	($)(2)	($)
(a)	(b)	(c)	(d)	(e)
Bruce Smith	Hancock Fabrics, Inc.
	Consolidated Retirement Plan	10.16	$84,049	—
	Hancock Fabrics, Inc. Supplemental Retirement Plan	10.16	$9,880	—
Dean Abraham	Hancock Fabrics, Inc.
	Consolidated Retirement Plan	22.0	$307,114	—
	Hancock Fabrics, Inc. Supplemental Retirement Plan	22.0	$8,338	—

(1)	Participation in the Hancock Fabrics, Inc. Consolidated Retirement Plan was frozen to employees with a hire date on or after January 1, 2005; therefore, Ms. Aggers, Ms. Moore and Ms. Kennedy are ineligible for this benefit.

(2)	As of February 3, 2007.

Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Members of the Compensation Committee:
Roger T. Knox, Co-Chair
Don L. Frugé
Wellford L. Sanders, Jr.
Donna L. Weaver
Bernard J. Wein, Co-Chair
Compensation of Directors
This table shows the compensation paid to our non-employee directors during the 2006 fiscal year. No amounts were paid to our non-employee directors during the 2006 fiscal year that would be classified as “Non-Equity Incentive Plan Compensation,” “Changes in Pension Value and Nonqualified Deferred Compensation Earnings” or “All Other Compensation,” so these columns have been omitted from the table.

	Fees
	Earned
	or
	Paid in	Stock	Option
	Cash	Awards(1)	Awards(2)	Total
Name	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(h)
Don L. Frugé	$10,200	$43,800	$9,754	$63,754
Roger Knox	$15,100	$44,900	$9,754	$69,754
Wellford L. Sanders	$0	$60,000	$12,630	$72,630
Donna L. Weaver	$0	$60,000	$9,754	$69,754
Bernard J. Wein	$0	$60,000	$12,611	$72,611

(1)	Non-employee directors are permitted to receive meeting fees in shares of the Company’s common stock pursuant to the Company’s 2005 Stock Compensation Plan for Non-Employee Directors. The amounts shown reflect the value of fees directors elected to receive in shares.

(2)	Non-employee directors receive stock option grants under the 2001 Stock Incentive Compensation Plan at each annual meeting. No annual meeting was held during 2006; therefore, stock options were not granted to directors during 2006. The amounts shown do not reflect compensation actually received by the non-employee directors. Instead, the amounts shown are the compensation costs recognized by the Company for the year ended February 3, 2007, as determined pursuant to FAS 123(R). The assumptions used to calculate the value of these option awards are set forth under Note 12 to accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. As of February 3, 2007, each non-employee director held the following aggregate number of outstanding stock options:

Option Awards
Director	(#)*
Don L. Frugé	20,000
Roger Knox	20,000
Wellford L. Sanders	12,500
Donna L. Weaver	20,000
Bernard J. Wein	12,500

*	Includes vested and unvested stock options.

Under the 2005 Stock Compensation Plan for Non-Employee Directors which was approved by stockholders in June 2005, each eligible director could elect in advance to receive all or part of their quarterly director’s fee in the form of shares of common stock based on the market value on the date fees are payable. If the eligible director elected to receive less than 100% of the fee in common stock, the fee they received was $12,000. If a director made an election to receive 100% of their fee in common stock, the fee was increased by 25% before the number of shares was determined, having the effect of issuing stock with a value of $15,000. During 2006, two of the eligible directors elected to receive a portion of their quarterly fee in cash. On June 7, 2006, the Board of Directors amended the 2005 Stock Compensation Plan for Non-Employee Directors to remove the provision providing for the 25% fee increase for fees taken in stock and increased the quarterly fee paid to each non-employee director from $12,000 to $15,000. Such fees are payable in either stock or cash at each director’s discretion. No additional fees are paid for meetings attended or chaired.
Also on June 7, 2006, the Board of Directors amended the Company’s 2001 Stock Incentive Plan (the “Stock Incentive Plan”) to increase the annual stock option grant to each incumbent non-employee director from 2,500 to 20,000 shares and to increase the initial stock option grant to a newly appointed non-employee director from 10,000 shares to up to 20,000 shares (pro rated for the length of time remaining until the next June 15th, the approximate date of the Company’s annual meeting). In 2006, an annual meeting was not held; therefore, stock options were not granted to non-employee directors.
Directors who are employees of the Company receive no fees.
Stock Price Performance Graph
The following graph sets forth the Company’s cumulative total shareholder return (assuming reinvestment of dividends) as compared to the Russell 2000 and to the S&P Specialty Stores index. The graph assumes $100 invested on February 3, 2002. Note: The historical stock price performance shown on the graph below is not necessarily indicative of future price performance.

Total Return Analysis	2/3/2002	2/3/2003	2/1/2004	1/30/2005	1/28/2006	2/3/2007
Hancock Fabrics	$100.00	$116.10	$119.81	$66.33	$33.08	$30.34
S&P Specialty Stores Index	$100.00	$86.41	$117.85	$126.50	$157.94	$184.02
Russell 2000 Index	$100.00	$77.53	$120.98	$127.70	$152.53	$168.62
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of February 3, 2007, with respect to compensation plans under which shares of the Company’s common stock may be issued.

	(a)		(c)
	Number of		Number of securities
	securities to be	(b)	remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a) (3)
Equity compensation plans approved by security holders (1)	1,695,275	$11.78	986,850

Equity compensation plans not approved by security holders (2)	100,000	$9.44	0

	1,795,275	$11.65	986,850

(1)	Consists of shares of the Company’s common stock authorized for issuance under the Company’s 1987 Stock Option Plan, 1996 Stock Option Plan and 2001 Stock Incentive Plan.

(2)	This option grant was made from the 2004 Special Stock Plan, which was adopted to provide an employment inducement award exemption allowed under Section 303A.08 of the New York Stock Exchange Listed Company Manual.

(3)	These securities include shares available under the Company’s 2001 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Certain Beneficial Owners
The following table provides information about the persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock as of February 2, 2008:

Name and Address of	Number of Shares	Percent of
Beneficial Owner	Beneficially Owned	Class(1)
Aspen Advisors LLC (2) 152 West 57th Street	382,210	2.0%
New York, NY, 10019
Sopris Capital Advisors, LLC (2) 314 S. Galena Street, Suite 300	1,834,890	9.5%
Aspen, CO 81611
Sopris Capital, LLC (2) 314 S. Galena Street, Suite 300	1,314,740	6.8%
Aspen, CO 81611
Nikos Hecht (2) 314 S. Galena Street, Suite 300	2,217,100	11.5%
Aspen, CO 81611
Berg & Berg Enterprises, LLC (3) 10050 Brandley Drive	2,717,000	14.1%
Cupertino, CA 94014
Rutabaga Capital Management (4) 64 Broad Street, 3rd Floor	1,436,800	7.4%
Boston, MA 02109
Dimensional Fund Advisors LP (5) 1299 Ocean Avenue,	1,267,054	6.6%
Santa Monica, CA 90401
Warren B. Kandars(6) C/o Kanders & Company, Inc. One Landmark Square, 22nd Floor	1,930,000	10%
Stamford, CT 06901

(1)	Based on 19,285,235 shares of common stock outstanding as of February 2, 2008.

(2)	The information as to beneficial ownership is based on a Schedule 13G filed with the SEC on June 5, 2007, reflecting beneficial ownership of the Company’s common stock. The Schedule 13G was filed together for the following reporting persons:
Aspen Advisors LLC (“Aspen Advisors”)
Sopris Capital Advisors, LLC (“Sopris Advisors”)
Sopris Partners Series A, a series of Sopris Capital Partners, L.P. (“Sopris Partners”)
Sopris Capital, LLC (“Sopris Capital”)
Nikos Hecht

Of the shares reported as beneficially owned in this Schedule 13G, 1,314,740 shares are owned directly by Sopris Partners and 382,210 shares are owned by private clients of Aspen Advisors and 520,150 are owned by private clients of Sopris Advisors. Sopris Capital is the general partner of Sopris Partners and, as such, may be deemed to share beneficial ownership of the Common Stock owned directly by Sopris Partners. Mr. Hecht is the managing member of each of Aspen Advisors and of Sopris Advisors and the sole member of the managing member of Sopris Capital. As the managing member of Aspen Advisors and Sopris Advisors, the sole member of the managing member of Sopris Capital and the owner of a majority of the membership interests in each of Sopris Capital, Aspen Advisors and of Sopris Advisors, Mr. Hecht may be deemed to be the controlling person of Sopris Capital, Aspen Advisors and of Sopris Advisors, and through Sopris Capital, Sopris Partners. Each of Aspen Advisors and Sopris Advisors, as investment manager for their respective private clients, and with respect to Sopris Advisors, also as investment manager for Sopris Partners, has discretionary investment authority over the Common Stock held by their respective private clients and Sopris Partners, as applicable. Accordingly, Mr. Hecht may be deemed to be the beneficial owner of the Common Stock held by Sopris Partners and the private clients of Aspen Advisors and Sopris Advisors. Each of Sopris Partners and Sopris Capital disclaims any beneficial interest in the Common Stock owned by the accounts managed by Sopris Advisors and Aspen Advisors.

(3)	The information as to beneficial ownership is based on a Schedule 13G filed with the SEC on April 27, 2007.

(4)	The information as to beneficial ownership is based on a Schedule 13G/A filed with the SEC on January 23, 2007, reflecting beneficial ownership of the Company’s common stock. The Schedule 13G/A states that Rutabaga Capital Management beneficially owns 1,436,800 shares of common stock, including 488,500 shares as to which it has sole voting power, 948,300 shares as to which it has shared voting power and 1,436,800 shares as to which it has sole dispositive power.

(5)	The information as to beneficial ownership is based on a Schedule 13G/A filed with the SEC on January 23, 2007, reflecting beneficial ownership of the Company’s common stock. In the Schedule 13G, Dimensional Fund Advisors LP (“Dimensional”) states that it is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. Dimensional states that all securities reported in the Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(6)	The information as to beneficial ownership is based on a Schedule 13G filed with the SEC on November 30, 2007.
Security Ownership of Management
The following table provides information, as of February 2, 2008, about the beneficial ownership of the Company’s common stock by each of the Company’s directors, Named Executive Officers and all directors and executive officers as a group:

Name of	Number of Shares	Percent of
Beneficial Owner(1)	Beneficially Owned(2)	Class(3)
Jane F. Aggers	265,000	1.4%

Bruce D. Smith(4)	150,658	*

Dean W. Abraham(4)	48,065	*

L. Gail Moore	35,693	*

Name of	Number of Shares	Percent of
Beneficial Owner(1)	Beneficially Owned(2)	Class(3)
Kathleen J. Kennedy(4)	35,618	*
Don L. Frugé	76,955	*
Roger T. Knox	60,825	*
Wellford L. Sanders, Jr.	45,839	*
Donna L. Weaver	141,797	*
Bernard J. Wein	47,066	*
All directors and executive officers as a group (10 persons)	907,516	4.6%

*	Less than 1%

(1)	Unless otherwise indicated, the address for each beneficial owner is One Fashion Way, Baldwyn, Mississippi 38824.

(2)	As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security. All persons listed above have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock. Included in the above table are options to acquire shares of common stock which the listed individuals, respectively, have the right to acquire beneficial ownership of on or before April 2, 2008 (60 days from February 2, 2008). Also included in the above table are shares of unvested restricted stock in which the respective individuals have the right to vote and receive dividends before vesting. Options and unvested restricted shares included in the above table are as follows:

		Unvested
	Options	Restricted Shares
• Ms. Aggers:	75,000	92,500
• Mr. Smith:	66,500	32,900
• Mr. Abraham:	15,000	25,700
• Ms. Moore	12,500	20,000
• Ms. Kennedy	12,500	20,000
• Mr. Frugé:	18,125
• Mr. Knox:	18,125
• Mr. Sanders:	8,750
• Ms. Weaver:	18,125
• Mr. Wein:	8,750

(3)	Based on 19,285,235 shares of common stock outstanding as of February 2, 2008.

(4)	Mr. Smith resigned from the Company effective March 30, 2007. Mr. Abraham retired from the Company effective April 30, 2007. Ms. Kennedy’s termination was effective May 9, 2007. Shares are reflected for these individuals as of their respective termination dates.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
There are no relationships or transactions that are required to be reported.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered for the Company by Burr Pilger & Mayer LLP in 2006 and by PricewaterhouseCoopers LLP in 2005 were as follows:

	Year Ended	Year Ended
	February 3,	January 28,
	2007	2006
Audit Fees(1)	$1,564,000	$3,900,000
Audit-Related Fees(1)	—	36,000
Tax Fees	—	9,798
Other Services	—	10,000

Total	$1,564,000	$3,955,798

(1)	Reflects actual fees paid to date and fees anticipated.
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
The Audit Committee pre-approves all services performed by the Company’s independent auditors in accordance with the Company’s Audit Committee Pre-Approval Policy. The Pre-Approval Policy requires that any audit or non-audit services performed by the Company’s independent auditors receive either specific or appropriate general pre-approval by the Audit Committee. In addition, any service performed by the independent auditors that exceeds a pre-determined fee level is required to receive specific pre-approval by the Audit Committee. The Company’s independent auditor is permitted to provide audit, audit-related, tax and other services as detailed in the Pre-Approval Policy. The Company’s independent auditor is prohibited from performing certain non-audit services detailed in the policy. The Audit Committee pre-approved 100% of the services described above

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The consolidated financial statements of the Company are set forth in Item 8 of this Report as listed on the Index to Consolidated Financial Statements on page 36 of this Report.
(a) (2) Financial Statement Schedules
Schedule II – Valuation and qualifying accounts. (see page 106 of this Report)
     All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3)			Exhibits

3.1 3.2 3.3	b e t		Certificate of Incorporation. By-Laws. Amended and Restated By-Laws, effective July 3, 2007.

4.1	h		Amended and restated Rights Agreement with Continental Stock and Transfer Company, dated March 23, 1987, and amended and restated most recently on March 4, 2001.

4.2	c		Agreement with Continental Stock and Transfer Company (as Rights Agent) dated July 16, 1992.

10.1	e		Form of Indemnification Agreement, dated June 8, 1995, for each of Don L. Frugé, Larry G. Kirk and Donna L. Weaver.

10.2 10.3	f a	ª	Indemnification Agreement for Bruce D. Smith dated December 10, 1996. Agreement (deferred compensation) with Larry G. Kirk dated June 9, 1988.

10.4	a	ª	Agreement to Secure Certain Contingent Payments with Larry G. Kirk dated June 9, 1988.

10.5	e	ª	Form of Amendment, Extension and Restatement of Severance Agreement for Larry G. Kirk dated March 14, 1996.

10.6	f	ª	Amendment of Deferred Compensation Agreement, Severance Agreement and Agreement to Secure Contingent Payments with Larry G. Kirk dated June 13, 1996.

10.7	f	ª	Agreement (deferred compensation) with Bruce D. Smith dated December 10, 1996.

10.8	f	ª	Severance Agreement with Bruce D. Smith dated December 10, 1996.

10.9	f	ª	Agreement to Secure Certain Contingent Payments with Bruce D. Smith dated December 10, 1996.

10.10	d	ª	Supplemental Retirement Plan, as amended.

10.11	f	ª	1996 Stock Option Plan.

10.12	b	ª	Extra Compensation Plan.

10.13	g		Indemnification Agreement for Roger T. Knox dated June 21, 1999.

10.14	g	ª	Form of Agreement and Renewal of Severance Agreement for each of Larry G. Kirk and Bruce D. Smith dated May 4, 1999.

10.15	i	ª	2001 Stock Incentive Plan.

10.16	j	ª	Officer Incentive Compensation Plan as amended.

10.17	j	ª	Amended and Restated 1995 Restricted Stock Plan and Deferred Stock Unit Plan.

10.18	k	ª	Letter Agreement re Resignation and Compensation Arrangements (and Retirement Compensation Schedule) with Larry G. Kirk, dated as of December 15, 2004.

10.19	k	ª	Employment Agreement with Jane F. Aggers, dated as of December 15, 2004.

10.20	l	ª	2004 Special Stock Plan.

10.21	k	ª	Amendment to Agreement and Agreement to secure Certain Contingent Payments with Bruce D. Smith, dated as of March 15, 2005.

(a) (3)			Exhibits

10.22	k		Form of Indemnification Agreement, dated September 23, 2004 for Wellford L. Sanders, Jr. and June 10, 2004 for Bernard J. Wein.

10.23	m		Loan and Security Agreement (“Wachovia Credit Facility”), dated June 29, 2005, by and among Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc., HF Resources, Inc. and Wachovia Bank, National Association, in its capacity as agent.

10.24	m		Pledge and Security Agreement, dated June 29, 2005, by Hancock Fabrics, Inc., to and in favor of Wachovia Bank, National Association, in its capacity as agent.

10.26	m		Pledge and Security Agreement, dated June 29, 2005, by HF Resources, Inc., to and in favor of Wachovia Bank, National Association, in its capacity as agent.

10.27	m		Pledge and Security Agreement, dated June 29, 2005, by HF Enterprises, Inc., to and in favor of Wachovia Bank, National Association, in its capacity as agent.

10.28	m		Trademark Collateral Assignment and Security Agreement, dated June 29, 2005, by and among HF Enterprises, Inc. and Wachovia Bank, National Association, in its capacity as agent.

10.29	m		Guarantee, dated June 29, 2005, by Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc. in favor of Wachovia Bank, National Association, in its capacity as agent.

10.30	m		Deposit Account Control Agreement, dated June 29, 2005, by and among BancorpSouth Bank, Hancock Fabrics, Inc. and Wachovia Bank, National Association, in its capacity as agent.

10.31	m		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixtures, dated June 29, 2005, by and from Hancock Fabrics, Inc. to Donald G. Ogden for the benefit of Wachovia Bank, National Association, in its capacity as agent.

10.32	m		Affiliate Subordination Agreement, dated June 29, 2005, by and among Wachovia Bank, National Association, in its capacity as agent, HF Resources, Inc. and HF Enterprise, Inc.

10.33 10.34	n o	ª	First Amendment to Wachovia Credit Facility dated July 26, 2005. 2005 Stock Compensation Plan for Non-Employee Directors.

10.35	p	ª	Amendment to Employment Agreement with Jane F. Aggers, dated December 15, 2004.

10.36	p	ª	Amendment No. 1, dated December 9, 2005, to the Amended and Restated Rights Agreement.

10.37	*	ª	Severance agreement with Kathleen Kennedy, dated March 15, 2006.

10.38	q	ª	Amendment No. 2, dated March 20, 2006, to the Amended and Restated Rights Agreement.

10.39	q	ª	Amended and Restated Rights Agreement with Continental Stock Transfer and Trust Company as amended through March 20, 2006.

10.40	*	ª	2001 Stock Incentive Plan, as amended.

10.41	*	ª	Severance agreement with Gail Moore, dated June 12, 2006.

10.42	r		Fifth Amendment to Wachovia Credit Facility dated October 31, 2006.

10.43	*		Ratification and Amendment Agreement, dated March 22, 2007, by and among Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc., HF Resources, Inc. and Wachovia Bank, National Association, in its capacity as agent.

10.44	*		Amendment No. 1 to Ratification and Amendment Agreement, and Amendment No. 7 to Wachovia Credit Facility, dated April 19, 2007.

10.45	*	ª	Severance agreement with Kathleen Kennedy, dated May 9, 2007.

10.46	*		Amended and restated, Deposit Account Control Agreement, dated May 24, 2007, by and among BancorpSouth Bank, Hancock Fabrics, Inc. and Wachovia Bank, National Association, in its capacity as agent.

10.47	s		Loan and Security Agreement (Ableco Facility), dated June 15, 2007.

(a) (3)		Exhibits
21	*	Subsidiaries of the Registrant.

31.1	*	Certification of Chief Executive Officer

31.2	*	Certification of Chief Accounting Officer

32	*	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350

* Filed herewith.
Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a	Form 10-K dated April 26, 1990.

b	Form 10–K dated April 27, 1992.

c	Form 10–K dated April 26, 1993.

d	Form 10–K dated April 24, 1995.

e	Form 10–K dated April 22, 1996.

f	Form 10–K dated April 22, 1997.

g	Form 10–K dated April 25, 2000.

h	Form 8–K dated April 6, 2001.

i	Form S-8 dated September 7, 2001.

j	Form 10-K dated April 28, 2003.

k	Form 10-K dated April 15, 2005.

l	Form S-8 dated April 14, 2005.

m	Form 8–K dated July 6, 2005.

n	Form 10–Q dated September 8, 2005.

o	Form S-8 (File No. 333-128432) dated September 20, 2005.

p	Form 8–K dated December 9, 2005.

q	Form 8-K dated March 20, 2006.

r	Form 8-K dated November 1, 2006.

s	Form 8-K dated June 20, 2007.

t	Form 8-K dated July 5, 2007.

ª	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February 2008.

HANCOCK FABRICS, INC.
By /s/ Jane F. Aggers
Jane F. Aggers
President, Director and Chief Executive Officer (Principal Executive Officer)

By /s/ Larry D. Fair
Larry D. Fair
Vice President, and Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Jane F. Aggers Jane F. Aggers	February 18, 2008
President, Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Larry D. Fair	February 18, 2008
Larry D. Fair
Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

/s/ Don L. Frugé	February 18, 2008
Don L. Frugé
Director

/s/ Roger T. Knox	February 18, 2008
Roger T. Knox Director

/s/ Wellford L. Sanders, Jr. Wellford L. Sanders. Jr.	February 18, 2008
Director

/s/ Donna L. Weaver	February 18, 2008
Donna L. Weaver
Director

/s/ Bernard J. Wein Bernard J. Wein	February 18, 2008
Director

HANCOCK FABRICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS 2006, 2005 AND 2004
(In thousands)

		Additions
		Charged	Charged
	Balance	to Costs	to		Balance
	Beginning of	and	Other		Ending of
	Year	Expenses	Accounts	Deductions	Year

For the year ended February 3, 2007
Allowance for doubtful accounts	$51	$5	$—	$—	$56
Reserve for sales returns	219	25	—	(50)	194
Reserve for lower of cost or market inventory	372	—	—	(34)	338
Reserves for store closings	1,179	1,675	—	(990)	1,864
Asset retirement obligations	523	1	—	(48)	476
Deferred tax asset valuation allowance	12,659	10,042	3,408	—	26,109

For the year ended January 28, 2006
Allowance for doubtful accounts	$47	$4	$—	$—	$51
Reserve for sales returns	242	219	—	(242)	219
Reserve for lower of cost or market inventory	—	372	—	—	372
Reserves for store closings	1,166	671	—	(658)	1,179
Asset retirement obligations	473	50	—	—	523
Deferred tax asset valuation allowance	838	10,301	1,520 (a)	—	12,659

For the year ended January 30, 2005
Allowance for doubtful accounts	$37	$10	$—	$—	$47
Reserve for sales returns	263	242	—	(263)	242
Reserve for lower of cost or market inventory	—	—	—	—	—
Reserves for store closings	1,561	650	—	(1,045)	1,166
Asset retirement obligations	428	45	—	—	473
Deferred tax asset valuation allowance	838	—	—	—	838

(a) — Recorded as a component of other comprehensive income (loss) related to minimum pension, SERP, and OPEB liabilitie