Form 10-Q
period 2006-04-29
HANCOCK FABRICS INC
filed 2008-02-20
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2006

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________to___________.

Commission File Number 1 – 9482

HANCOCK FABRICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0740905
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Fashion Way, Baldwyn, MS	38824
(Address of principal executive offices)	(Zip Code)

(662) 365-6000
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	__	No	X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      __           Accelerated Filer   X           Non-Accelerated Filer__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes__      NoX

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of February 2, 2008, there were 19,285,235 shares of Hancock Fabrics, Inc. $0.01 par value common stock outstanding.

INDEX

Part I. Financial Information	Page Numbers
Item 1. Financial Statement	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3. Quantitative and Qualitative Disclosures about Market Risks	1
Item 4. Controls and Procedures	1
Part II. Other Information:
Item 1. Legal Proceedings	1
Item 1A. Risk Factors Unregistered Sales of Equity Securities and Use of Proceeds	1
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1
Item 3. Defaults Upon Senior Securities	1
Item 6. Exhibits	1
Signature

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 1A.  RISK FACTORS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The information required by these items is incorporated by reference from Hancock Fabrics, Inc.'s Form 10-K for the year ended February 3, 2007, as filed with the Securities and Exchange Commission on February 18, 2008.

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance.  In general, forward-looking statements are identified by such words or phrases as “anticipates,” “believes,” “approximates,” “estimates,” “expects,” “intends” or “plans” or the negative of those words or other terminology.  Forward-looking statements involve inherent risks and uncertainties; our actual results could differ materially from those expressed in our forward-looking statements.  The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed above.  Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.  Forward-looking statements speak only as of the date made, and neither Hancock Fabrics, Inc. nor its management undertakes any obligation to update or revise any forward-looking statement.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under The Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANCOCK FABRICS, INC. (Registrant)

By: /s/ Larry D. Fair
Larry D. Fair
Vice President, Finance (Principal Financial
and Accounting Officer)

February 20, 2008