Form 10-Q
period 2006-07-29
HANCOCK FABRICS INC
filed 2008-02-20
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2006
OR

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

Large Accelerated Filer       __           Accelerated Filer     X             Non-Accelerated Filer         __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      __           No      X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of February 2, 2008, there were 19,285,235 shares of Hancock Fabrics, Inc. $0.01 par value common stock outstanding.

INDEX
Page Numbers

Part I. Financial Information

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