Form 10-Q
period 2006-10-28
HANCOCK FABRICS INC
filed 2008-02-20
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2006
OR

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