Form 10-Q
period 2007-05-05
HANCOCK FABRICS INC
filed 2008-04-17
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2007

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
Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      [  ]                    Accelerated Filer    [X]

Non-Accelerated Filer   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No [X]

As of April 5, 2008, there were 19,427,431 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

INDEX

Part I. Financial Information	Page Numbers
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3. Quantitative and Qualitative Disclosures about Market Risks	1
Item 4. Controls and Procedures	1
Part II. Other Information:
Item 1. Legal Proceedings	1
Item 1A. Risk Factors Unregistered Sales of Equity Securities and Use of Proceeds	1
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1
Item 3. Defaults Upon Senior Securities	1
Item 6. Exhibits	1
Signature

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

ITEM 4: CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION:

ITEM 1: LEGAL PROCEEDINGS

ITEM 1A: RISK FACTORS

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The information required by these items is incorporated by reference from Hancock Fabrics, Inc.’s Form 10-K for the year ended February 2, 2008, as filed with the Securities and Exchange Commission on April 17, 2008.

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

ITEM 6: EXHIBITS

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

By: /s/ Robert W. Driskell

Robert W. Driskell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 17, 2008

Exhibit 31.1
Certification of Chief Executive Officer
Pursuant to Rule 13a-14(a) Under
The Securities Exchange Act of 1934

I, Jane F. Aggers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended May 5, 2007, of Hancock Fabrics, Inc.;

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

4.
Our other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to us, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of our disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting; and

5.	Our other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to our auditors and the audit committee of our board of directors:

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal control over financial reporting.

Date:  April 17, 2008

/s/ Jane F. Aggers

Jane F. Aggers
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

Certification of Chief Financial Officer
Pursuant to Rule 13a-14(a) Under
The Securities Exchange Act of 1934

I, Robert W. Driskell certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended May 5, 2007, of Hancock Fabrics, Inc.;

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

4.
Our other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to us, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of our disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting; and

5.	Our other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to our auditors and the audit committee of our board of directors:

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal control over financial reporting.

Date: April 17, 2008

/s/ Robert W. Driskell

Robert W. Driskell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

Each of the undersigned, Jane F. Aggers and Robert W. Driskell, certifies pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350 that (1) this quarterly report on Form 10-Q of Hancock Fabrics, Inc. (“Hancock”) for the quarter ended May 5, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and (2) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date: April 17, 2008

/s/ Jane F. Aggers

Jane F. Aggers
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert W. Driskell

Robert W. Driskell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)