Form 10-Q
period 2007-08-04
HANCOCK FABRICS INC
filed 2008-04-17
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2007

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________to___________.

Commission File Number 1 – 9482

HANCOCK FABRICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0740905
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification No.)

One Fashion Way, Baldwyn, MS	38824
(Address of principal executive offices)	(Zip Code)

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
(Principal Financial and Accounting Officer)

Date: April 17, 2008

Exhibit 31.1

Certification of Chief Executive Officer
Pursuant to Rule 13a-14(a) Under
The Securities Exchange Act of 1934

I, Jane F. Aggers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended August 4, 2007 of Hancock Fabrics, Inc.;

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
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

Certification of Chief Financial Officer
Pursuant to Rule 13a-14(a) Under
The Securities Exchange Act of 1934

I, Robert W. Driskell certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended August 4, 2007 of Hancock Fabrics, Inc.;

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

Each of the undersigned, Jane F. Aggers and Robert W. Driskell, certifies pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350 that (1) this quarterly report on Form 10-Q of Hancock Fabrics, Inc. (“Hancock”) for the quarter ended August 4, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and (2) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date: April 17, 2008

/s/ Jane F. Aggers

Jane F. Aggers
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert W. Driskell

Robert W. Driskell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)