Form 10-Q
period 2007-11-03
HANCOCK FABRICS INC
filed 2008-04-17
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 3, 2007

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
Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer .  See definitions of “large accelerated filer” and “accelerated filer”  in Rule 12b-2 of the Exchange Act.

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

HANCOCK FABRICS, INC. (Registrant)

By: /s/ Robert W. Driskell

Robert W. Driskell
Senionr Vice President and Chief Financial Officer

April 17, 2008

Exhibit 31.1
Certification of Chief Executive Officer
Pursuant to Rule 13a-14(a) Under
The Securities Exchange Act of 1934

I, Jane F. Aggers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended November 3, 2007 of Hancock Fabrics, Inc.;

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
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2
Certification of Chief Financial Officer
Pursuant to Rule 13a-14(a) Under
The Securities Exchange Act of 1934

I, Robert W. Driskell certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended November 3, 2007 of Hancock Fabrics, Inc.;

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

Each of the undersigned, Jane F. Aggers and Robert W. Driskell, certifies pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350 that (1) this quarterly report on Form 10-Q of Hancock Fabrics, Inc. (“Hancock”) for the quarter ended November 3, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and (2) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date: April 17, 2008

/s/ Jane F. Aggers

Jane F. Aggers
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert W. Driskell

Robert W. Driskell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)