Form 10-K
period 2008-02-02
HANCOCK FABRICS INC
filed 2008-04-17
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 2, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1 — 9482

HANCOCK FABRICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	64-0740905 (I.R.S. Employer Identification No.)

One Fashion Way, Baldwyn, MS (Address of principal executive offices)	38824 (Zip Code)
Registrant’s telephone number, including area code
(662) 365-6000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common stock ($.01 par value)	Over-the-Counter (Pink Sheets)

Purchase Rights	Over-the-Counter (Pink Sheets)
Securities Registered Pursuant to Section 12 (g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
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
As of April 5, 2008, there were 19,402,012 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “anticipates,” “believes,” “could,” “approximates,” “estimates,” “expects,” “may,” “intends,” “predicts,” “projects,” “plans,” or “will” or the negative of those words or other terminology. Forward-looking statements involve inherent risks and uncertainties; our actual results could differ materially from those expressed in our forward-looking statements. The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed above. Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations. Forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise any forward-looking statement.

HANCOCK FABRICS, INC.
2007 ANNUAL REPORT ON FORM 10-K

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
The Company is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating 269 stores in 37 states as of February 2, 2008.
Proceedings under Chapter 11 of the Bankruptcy Code
During fiscal year 2005, Hancock, like most of its competitors, experienced continuing declines in comparable store sales consistent with a prevailing downward trend in the Company’s industry. These declining sales were exacerbated by inaccuracies in the Company’s store inventory counts for the fiscal year ending January 28, 2006 (“2005 financial statements”). These inaccuracies caused a delay in releasing the Company’s 2005 financial statements. Accordingly, the Company conducted physical inventory recounts in all of its stores during February through April of 2006.
During the inventory recount period, the Company’s field personnel were burdened by the requirements of the new physical inventory process, causing them to divert needed attention away from customers and sales efforts, further driving down already declining comparable store sales. This process thus consumed a material portion of the Company’s cash flow, financed largely by increased borrowings under the Company’s senior collateralized revolving credit facility (the “Credit Facility”) with Wachovia Bank and other lenders.
The delay in filing our 2005 financial statements caused substantial erosion in confidence among the Company’s key constituents. This delay required the Company, among other things, to (a) receive reduced terms by as much as 60 days from trade vendors, (b) incur substantial fees from outside inventory service providers, (c) incur considerably higher audit fees and expenses, and (d) hire a firm to assist with the financial reporting process. The Company estimates that the additional out-of-pocket expense exceeded $6 to $7 million in the aggregate.
Partially in response to the losses and operational difficulties, which continued through fiscal 2006, Hancock determined the best course of action was to eliminate underperforming stores. We closed 44 underperforming stores in 2006 and an additional 134 stores in 2007. In addition, on September 1, 2006, the Company engaged Houlihan, Lokey, Howard, & Zukin to assist in evaluating the Company’s strategic options.
On March 20, 2007, the Company announced that it had received a notice of default from its bank group due to the previously reported delay in filing its quarterly financial statements and due to the Company’s inability to comply with a financial covenant in the Company’s bank credit facility that required the Company to have at least $25 million of excess availability. We therefore decided to seek judicial reorganization under Chapter 11 of the United States Bankruptcy Code.
On March 21, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of

Delaware (the “Court”) (Case No. 07-10353). The reorganization case is being administered under the caption “In re Hancock Fabrics, Inc., Case No. 07-10353.”
We have in place a Court-approved $105 million debtor-in-possession credit facility (the “DIP Credit Facility”) to supplement our cash flow during the reorganization process. In addition, the Company has an additional loan of up to $17.5 million (the “Loan Agreement”). This loan is also being utilized for general working capital purposes. See Note 7 to the accompanying Consolidated Financial Statements for further discussion of the DIP Credit Facility and Loan Agreement.
Since the Petition Date, we have received Court approval to reject leases related to approximately 105 locations. We have also assumed approximately 310 leases and assigned 39 of those. Our deadline to assume or reject each of our real property leases expired in February 2008.
On July 18, 2007, the Company filed a motion (the “Motion”) requesting that the Court extend the period during which the Company has the exclusive right to file a plan or plans through February 28, 2008, and to extend the period during which the Company has the exclusive right to solicit acceptances thereof through April 30, 2008. On November 30, 2007, the Company filed a motion to extend the time during which the Company has the exclusive right to file a plan or plans. This motion was further amended on December 14, 2007, with respect specifically to the creditors’ committee, to extend the exclusivity period through March 31, 2008, and solicitation period through May 30, 2008, provided that the Company delivered to the creditor’s committee a plan of reorganization term sheet on or by January 15, 2008, and a draft plan of reorganization and disclosure statement on or by January 31, 2008. The motion was further amended to extend the exclusivity period through April 30, 2008, and solicitation period through June 30, 2008.
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
Although we cannot currently estimate the impact of Chapter 11 filings on our future financial statements, we have determined that we will be required to review certain assumptions used in determining the fair value of our long-lived assets and goodwill. We are also in the final phases of reviewing contracts and unexpired leases to determine which, if any, we could reject as permitted by the Bankruptcy Code.
The Company has presented its business plan to both the Official Committee of Unsecured Creditors and the Official Equity Committee to begin the process of formulating and negotiating a plan of reorganization. In addition, we have received and evaluated financing proposals from numerous lenders. The Company and General Electric Capital Corporation (“GE Capital”) entered into a financing commitment letter on April 9, 2008, whereby GE Capital has committed to a senior revolving line of credit to replace the current DIP Credit Facility and Loan Agreement. This financing has yet to be approved by the Court, and the closing for this facility remains subject to a number of conditions, including but not limited to Court confirmation of a Plan of Reorganization (the “Plan”). The Company intends to file a Plan during the second calendar quarter of 2008 and exit Chapter 11 thirty to sixty days later.
Operations
Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics, and home accent pieces), quilting materials, and notions (which include sewing aids and accessories such as zippers, buttons, threads, sewing machines and patterns).
Our stores are primarily located in strip shopping centers. During 2007, we closed 134 stores and relocated two previously existing stores. There were no new store openings during 2007.

For 2008, we plan to remodel 89 existing store locations and relocate 12 stores due to lease or market conditions.
Merchandising/Marketing
The following table shows net sales for each of our merchandise categories as a percentage of our total net sales:

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Apparel Fabrics	30%	29%	28%
Home Decorating	24%	24%	26%
Quilting/Craft	23%	23%	24%
Notions and Accessories	23%	24%	22%

	100%	100%	100%

We principally serve the sewing, needle arts, and home decorating markets; these markets primarily consist of women who are creative enthusiasts, making clothing and gifts for their families and friends and decorating their homes.
We offer our customers a wide selection of products at prices that we believe are similar to the prices charged by our competitors. In addition to staple fabrics and notions for apparel, quilting, and home decoration, we provide a variety of seasonal and current fashion merchandise.
We use promotional advertising, primarily direct mail, and newspapers to reach our target customers. We mail approximately eighteen direct mail circulars each year to approximately 700,000 households.
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
Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 4% of our merchandise from any one supplier during the fiscal year ended February 2, 2008. We purchased approximately 15% of our merchandise from our top five suppliers in fiscal year 2007.
Competition
We are among the largest fabric retailers in the United States, serving our customers in their quest of apparel and craft sewing, quilting, home decorating, and other artistic undertakings. We compete nationally with one publicly traded company in the fabric retail industry, Jo-Ann Stores, Inc. In addition, Wal-Mart Stores, Inc. has fabric departments in most store locations; however, management understands that Wal-Mart plans to exclude cut fabric in most of its newly opened stores and will stop selling cut fabric in some of its existing stores. We also compete with a few smaller fabric chains and numerous independent fabric stores. We compete on the basis of price, selection, quality, service and location. We believe that our continued commitment to providing assortments that are affordable, complete, and unique, combined with the expert sewing advice available in each of our stores, provides us with a competitive advantage in the industry.

Information Technology
Hancock is committed to using information technology to improve operations and efficiency, and enhance the customer shopping experience. Implementation of a point-of-sale (“POS”) system in our stores was completed in early 2005, providing us with detailed sales and gross margin information at the stock keeping unit (“sku”) level for the first time in the Company’s history. Such information can be used to better understand and react to sales trends, evaluate advertising strategies, improve the allocation of merchandise to individual stores, and analyze the results of merchandise programs that are being tested. In 2006, we began tracking inventory perpetually at the store level. Having access to this new inventory information allows us to make more timely and efficient decisions for planning and replenishment.
Service Mark
The Company has registered the service mark “Hancock Fabrics” with the United States Patent and Trademark Office.
Seasonality
Hancock’s business is seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer months.
Employees
At February 2, 2008, we employed approximately 3,700 people on a full-time and part-time basis. Approximately 3,400 work in our retail stores. The remaining employees work in the Baldwyn headquarters, warehouse, and distribution facility. The Company has no employees covered under collective bargaining agreements.
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

Section 302 Certification
The Chief Executive Officer and Chief Financial Officer of Hancock filed the certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
Operational Restructuring Initiatives
Shortly after filing for Chapter 11, the Company formulated and launched a set of initiatives to improve Hancock’s foundation for future growth. Through these initiatives the Company:
•	Developed a comprehensive bottom-up business plan incorporating management’s strategic objectives, supported by a set of underlying assumptions and detailed financial projections on a monthly basis for the next two years and on an annual basis for the following three years

•	Worked with a leading outside consulting firm to develop a new, exciting prototype store with a completely redesigned layout, which significantly enhances the customer experience and improves in- store efficiency

•	Developed a plan to build new store fixtures for remodeled stores in-house to achieve savings of over 50% versus third-party manufacturing and developed and implemented the site construction and build-outs, expected to result in similar savings

•	Redesigned and shortened the projected store opening and remodel process

•	Worked with other leading outside consultants with expertise in retailing and real estate to evaluate the Company’s current store base and identify opportunities to increase sales and profitability through targeted store relocations

•	Implemented a product remerchandising program to enhance product offerings and profitability

•	Centralized purchasing and inventory management to reduce direct-to-store shipments to help achieve and maintain desired profitability levels of purchased products, improve overall stocking levels and reduce freight expenses by eliminating costly drop-shipments from vendors

•	Executed a strategic global sourcing program to increase amount of centralized product purchases from overseas to improve product mix and profitability

•	Substantially completed implementation of an information technology upgrade, including comprehensive store-level point-of-sale and inventory management information systems

•	Upgraded data transfer platform to and from the stores with state-of-the-art internet-based technology that will provide for faster updates of significantly more data, and allow senior management to perform more real-time analyses of the data

•	Developed and began rollout of a new e-commerce strategy, including securing a new third-party business partner to assist in executing a new and improved website supported by a data-driven marketing and advertising program

•	Identified attractive candidates to supplement the existing senior management team and take the lead in important areas of focus, including a new chief financial officer, a new senior vice president of operations, a new director of hancockfabrics.com, and a new senior vice president of the Company’s wholesale business

•	Implemented additional organization changes and reorganized certain departments to further reduce overall headcount to lower overall operating expenses

•	Changed internal financial reporting from quarterly to monthly to provide management with the data critical to effectively manage the business
As these initiatives are completed, a series of “growth” initiatives will be launched that are prioritized and time phased to minimize execution risk and maximize return on capital employed. These growth initiatives will build and improve upon the direction and results of the foundation initiatives. They are:
•	Store remodels

•	Store relocations

•	New store launches

Six new prototype stores were opened in the fourth quarter of 2007 that will serve as a platform for testing the assumptions, conclusions and processes that come out of the foundation initiatives. The initial prototypes opened in 2007 have produced results in line with expectations.
Item 1A. RISK FACTORS
The following risk factors should be considered carefully in evaluating our business along with the other information contained in or incorporated by reference into this Annual Report and the exhibits hereto.
Because we are in Chapter 11 and have incurred significant operating losses, it is uncertain whether we will emerge from bankruptcy or achieve a viable operation.
We are currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and our continuation as a going concern is contingent upon, among other things, our ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code, have the plan confirmed by the Bankruptcy Court, comply with terms of existing and future loan agreements, return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations.
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
We may not be able to generate a viable Plan of Reorganization (“Plan”), and we may not be able to obtain confirmation of the Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan. A dissenting holder of a claim against or equity interest in the Company may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the Plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the Plan are fair and equitable to non-accepting classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) the Plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes, (ii) confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting holders of claims within a particular class under the plan will not be less than the value of distributions such holders would receive if the Company were liquidated under Chapter 7 of the Bankruptcy Code. The Bankruptcy Court may determine that the Plan does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court.
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
As discussed in Note 2 to the accompanying Consolidated Financial Statements, we are operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding our current circumstances, it is more difficult to predict our actual liquidity needs and sources. Our access to additional financing while in the Chapter 11 bankruptcy process may be more limited.
We were delisted from the New York Stock Exchange.
On March 21, 2007, our common stock was suspended from trading and was later, effective May 4, 2007, delisted from the New York Stock Exchange (“NYSE”). Our common stock is now traded through broker-to-broker transactions on what is commonly referred to as “Pink Sheets”. The price of our stock is quoted through an Over-the-Counter (OTC) bulletin board. This has reduced the liquidity of our common stock and consequently the ability of our stockholders and broker/dealers to purchase and sell our shares in an orderly manner or at all. The volume of trading in our stock has generally declined since our bankruptcy filing. Trading in our common stock in this manner entails other risks. Due in part to the decreased trading price of our common stock and reduced analyst coverage, the trading price of the Company’s common stock may change quickly, and brokers may not be able to execute trades as quickly as they could when the common stock was listed on an exchange.
Our ability to continue as a “going concern” is uncertain.
The accompanying Consolidated Financial Statements have been prepared assuming that we will continue to operate as a going concern, which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments. The bankruptcy filing and related circumstances, including our default on all pre-petition debt, the losses from operations, as well as current economic conditions, raise substantial doubts about our ability to continue as a going concern. The appropriateness of reporting on a going concern basis is dependent upon, among other things, the availability of sufficient capital to meet expenses, confirmation of a plan of reorganization, future profitable operations, customer and employee retention and the ability to generate sufficient cash from operations and financing sources to meet our obligations as they become due. We have assumed all of the foregoing, and are striving to validate these assumptions. Should some or all of our assumptions fail to be realized in the future, our results of operations and financial condition will be adversely affected and our ability to continue as a going concern will be doubtful.
Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.
We did not timely file with the SEC our Form 10-K for fiscal 2005 or 2006 or our Forms 10-Q for the quarterly periods ended April 29, 2006, July 29, 2006, and October 28, 2006. Also, we did not timely file with the SEC our Forms 10-Q for the quarterly periods ended May 5, 2007, August 4, 2007, and November 3, 2007. Consequently, we were not compliant with the reporting requirements under the Exchange Act. Upon the filing of this report, we will be current with our SEC reporting requirements.
Our inability to have timely filed our periodic reports with the SEC involves a number of current and future significant risks, including:
•	A breach was declared under our bank credit facility (see Note 7 to the accompanying Consolidated Financial Statements) causing our lenders to declare our outstanding loans due and payable.

•	Our common stock was delisted from the NYSE. We may be unable to re-list our common stock on the NYSE or other exchanges.

•	We have not been eligible to use a registration statement to offer and sell freely tradable securities, which prevents us from accessing the public capital markets.
Any of these events could continue to materially and adversely affect our financial condition and results of operations.
In our recent internal control assessments, we identified material weaknesses in our internal control over financial reporting, which could materially and adversely affect our business and financial condition.
As discussed in Item 9A. CONTROLS AND PROCEDURES the Company’s assessments of our internal control over financial reporting identified a material weakness. Due to this material weakness, management concluded that we did not maintain effective internal control over financial reporting.
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
As discussed in Note 7 to the accompanying Consolidated Financial Statements — Long-Term Debt Obligations, we were not in compliance with various debt covenants contained in our Credit Facility (defined in Note 7) prior to filing for Bankruptcy in March of 2007. In March of 2007, our Credit Facility was replaced by a $105 million debtor-in-possession financing arrangement (defined in Note 7 as the “DIP Credit Facility”).
The DIP Credit Facility contains several covenants, including but not limited to limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends. Under the DIP Credit Facility, we are currently required to maintain at least $15 million of excess availability. We are currently in compliance with covenants under the DIP Credit Facility. However, future violations of the covenants would permit the lenders to restrict our ability to borrow or initiate letters of credit, and require immediate repayment of amounts outstanding.
Taxing authorities could disagree with our tax treatment of certain deductions or transactions, resulting in unexpected tax assessments.
The possibility exists that the Internal Revenue Service or other taxing authorities could audit our current or previously filed tax returns and dispute our treatment of tax deductions, resulting in unexpected assessments. Depending on the timing and amount of such assessments, they could have a material adverse effect on our results of operations, financial condition and liquidity.
States could challenge apportionment formulas used to allocate income between tax jurisdictions.
Due to the Company operating in numerous states, it apportions the income of the entities between states based on the apportionment formulas as prescribed by the various tax jurisdictions. These apportionments could be subject to challenge from the states in which we operate resulting in additional tax liabilities which could have a material adverse effect on our results of operations, financial condition and liquidity.

Failure to meet exchange requirements and re-list our common stock could have an adverse impact on our operations.
The inability to re-list our common stock would have a material adverse effect on us by, among other things, reducing:
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
We have devoted substantial internal and external resources to the completion of our Consolidated Financial Statements for the years ended February 2, 2008, February 3, 2007 and January 28, 2006. As a result of these efforts, along with efforts to complete our assessments of internal control over financial reporting as of February 2, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect that we will incur incremental fees and expenses for external audit, financial and other consulting services and legal services. While we do not expect fees and expenses relating to the preparation of our financial statements for future periods to remain at this level, we expect these fees and expenses will remain significantly higher than historical fees and expenses in this category for the next several quarters. These expenses, as well as the substantial time devoted by our management and staff towards addressing these matters, could have a material and adverse effect on our financial condition, results of operations, and cash flows.
We are subject to the risk of proceedings in connection with our earlier restatement of prior period financial statements.
We previously restated in our SEC filings the quarterly financial data for fiscal 2005 and 2004 and the Consolidated Financial Statements for fiscal 2004 and 2003. It is possible that we will become involved in proceedings in the future in relation to these restatements. In connection with such potential proceedings, any expenses incurred not covered by available insurance or any adverse resolution could have a material adverse effect on us. Any such proceedings could be time consuming and distract our management from the conduct of our business.
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
Adverse general economic conditions that are beyond our control can negatively impact consumer confidence and spending habits that in turn could lead to a material adverse effect on our financial condition and operating results. These factors include, but are not limited to, increased interest rates in periods of borrowings, consumer debt levels, tax rates and policies, unemployment trends, recession, inflation, deflation and continued devaluation of the U.S. dollar (leading to higher prices or lower margins for imported goods). Our sales generally originate from disposable income from our customers. As the consumer’s disposable income decreases (i.e., as a result of higher fuel prices), our sales revenue could decline leading to a material adverse impact on our financial condition and operating results.
Changes in customer demands could adversely affect our operating results for the year.
Our financial condition and operating results are dependent upon our ability to anticipate and respond in a timely manner to changing customer demands and preferences for our products. A miscalculation in the demands of our customers could result in a significant overstock of unpopular products which could lead to major inventory markdowns, resulting in negative consequences to our operating results and cash flow. Likewise, a shortage of popular products could lead to negative operating results and cash flow.
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
Over 85% of our store shipments pass through our distribution center. The remainder of merchandise is drop-shipped by our vendors directly to our store locations. Damage or interruption to the distribution center from factors such as fire, power loss, storm damage or unanticipated supplier shipment delays could cause a disruption in our operations. The occurrence of unanticipated problems at our distribution center would likely result in increased operating expenses and reduced sales that would negatively impact our operating results.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
As of February 2, 2008, the Company operated 269 stores in 37 states. (See Note 4 to the accompanying Consolidated Financial Statements for a discussion of dispositions occurring during the year.) The number of store locations in each state is shown in the following table:

Number
State	of Stores

Alabama	10
Arizona	4
Arkansas	8
California	11
Colorado	4
Florida	4
Georgia	14
Idaho	4
Illinois	16
Indiana	5
Iowa	7
Kansas	4
Kentucky	9
Louisiana	12
Maryland	6
Minnesota	9
Mississippi	6
Missouri	10
Montana	1
Nebraska	4
Nevada	3
New Mexico	2
North Carolina	14
North Dakota	1
Ohio	5
Oklahoma	10
Oregon	2
Pennsylvania	1
South Carolina	9
South Dakota	2
Tennessee	11
Texas	28
Utah	5
Virginia	11
Washington	8
Wisconsin	8
Wyoming	1
Our store activity for the last five years is shown in the following table:

Year	Opened	Closed	Net Change	Year-end Stores	Relocated(1)
2003	28	(25)	3	433	—
2004	39	(25)	14	447	—
2005	11	(15)	(4)	443	10
2006	4	(44)	(40)	403	6
2007	0	(134)	(134)	269	2

(1)	Prior to 2005, stores that were relocated within the same market were treated as both an opening and a closing.
The Company’s 269 retail stores average 14,274 square feet and are located principally in strip shopping centers.
With the exception of one owned location, the Company’s retail stores are leased. The original lease terms generally are 10 years in length and most leases contain one or more renewal options, usually of five years in length. As of February 2, 2008, the remaining terms of leases for stores in operation, including renewal options, averaged approximately 11 years. During fiscal 2008, 42 store leases are scheduled to expire. We currently have negotiated or are in the process of negotiating renewals on certain leases.
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
Item 3. LEGAL PROCEEDINGS
On March 21, 2007, the Company filed voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The reorganization case is being administered under the caption “In re Hancock Fabrics, Inc., Case No. 07-10353.” The Company will continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. For more information about the filing, see Item 1. Business — Proceedings under Chapter 11 of the Bankruptcy Code.
The Company is a party to several legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of the Company.
The Company has received several tax assessments from the Mississippi State Tax Commission (the “Tax Commission”) resulting from an audit of the Company’s state income, franchise, and sales and use tax returns. The predominant income tax issue underlying these assessments concerns the taxation of certain intercompany payments by and between the Company and certain of its subsidiaries. In essence, the Tax Commission believes that all intercompany payments made to the Company’s subsidiaries domiciled in another state are attributable to the Mississippi operations of the Company and taxable in full in Mississippi. Additionally, the Tax Commission has asserted that those companies located in Mississippi that made the intercompany payments are not entitled to deduct those amounts. Thus, Mississippi is attempting simultaneously to tax the same intercompany payments to both parties to those transactions. The franchise tax assessments are primarily attributable to the Tax Commission’s position that all of the intercompany indebtedness by and between the Company and its subsidiaries is properly classified as taxable capital rather than debt. The Company has agreed in principal with the Tax Commission on a settlement and this amount has been accrued at year end.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 2, 2008, through the solicitation of proxies or otherwise.

PART II
Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Through March 20, 2007, the Company’s common stock and the associated common stock purchase rights were listed on the NYSE and traded under the symbol HKF. On March 21, 2007, the Company’s common stock was suspended from trading on the NYSE and was delisted on May 4, 2007. Our common stock is now quoted on the Over-the-Counter (OTC) bulletin board quotation service under the symbol HKFIQ.PK. Our stock is traded through broker-to-broker transactions on what is commonly referred to as “Pink Sheets.” The following table sets forth the high and low closing prices of our common stock for the year and during each quarter in 2006 and 2007, together with dividends.

			Cash
	High	Low	Dividend

2006
First Quarter	$4.56	$3.29	$—
Second Quarter	3.65	3.01	—
Third Quarter	3.53	2.56	—
Fourth Quarter	4.15	2.84	—

Year Ended February 3, 2007	$4.56	$2.56	$—

2007
First Quarter	$3.88	$.83	$—
Second Quarter	3.16	2.20	—
Third Quarter	2.20	1.45	—
Fourth Quarter	1.45	.61	—

Year Ended February 2, 2008	$3.88	$.61	$—

As of February 2, 2008, there were 3,843 record holders of Hancock’s common stock.
The Company did not pay any cash dividends during 2007. The Company announced in November 2005 that Hancock was indefinitely suspending its cash dividend in order to support the Company’s operational needs. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows, capital requirements, and financial covenants.
See Part III, Item 12 for a description of our securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its Common Stock during the year ended February 2, 2008:
Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased as	Number of Shares That
	Total number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans (2)	Under the Plans (2)
February 4, 2007 through March 3, 2007	1,882	$3.35	30	243,617
March 4, 2007 through April 7, 2007	4,221	$1.53	—	243,617
April 8, 2007 through May 5, 2007	8,082	$2.23	—	243,617
May 6, 2007 through June 2, 2007	—	—	—	243,617
June 3, 2007 through July 7, 2007	15,727	$2.84	—	243,617
July 8, 2007 through August 4, 2007	—	—	—	243,617
August 5, 2007 through September 1, 2007	—	—	—	243,617
September 2, 2007 through October 6, 2007	—	—	—	243,617
October 7, 2007 through November 3, 2007	—	—	—	243,617
November 4, 2007 through December 1, 2007	—	—	—	243,617
December 2, 2007 through January 5, 2008	—	—	—	243,617
January 6, 2008 through February 2, 2008	—	—	—	243,617
Total February 4, 2007 through February 2, 2008	29,912	$2.52	30	243,617

(1)	The number of shares purchased during the year includes 27,197 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares and 2,715 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the issuance of shares to members of the Board of Directors (in lieu of cash fees).

(2)	In June of 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,383 shares purchased under this authorization through February 2, 2008. The shares discussed in footnote (1) are excluded from this column. The Company has not repurchased any additional shares through February 2, 2008, other than insignificant odd-lot accounts.

Item 6. SELECTED FINANCIAL DATA
Set forth below is selected financial information of the Company for each fiscal year in the 5-year period ended February 2, 2008. The selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and notes thereto which appear elsewhere in this Form 10-K.

(dollars in thousands, except per
share data and other data)	2007	2006(1)	2005	2004	2003

Results of Operations Data:
Sales	$276,247	$289,484	$299,951	$326,095	$346,358
Gross profit	118,630	115,056	121,466	145,652	165,142
Earnings (loss) from continuing operations before income taxes	(23,259)	(34,597)	(20,650)	1,575	20,236
Earnings (loss) from discontinued operations, net of tax	(3,723)	(15,651)	(10,290)	692	4,574
Net earnings (loss)	(27,982)	(45,907)	(30,251)	1,694	17,302
As a percentage of sales	-10.1%	-15.9%	-10.1%	0.5%	4.0%
As a percentage of average shareholders’ equity	-70.4%	-69.0%	-30.5%	1.4%	14.3%

Financial Position Data:
Total assets	$150,944	$212,217	$241,973	$257,791	$254,697
Capital expenditures	4,357	2,324	5,114	22,785	21,942
Long-term indebtedness	26,973	65,350	55,170	31,000	10,000
Common shareholders’ equity	27,056	52,462	80,561	118,105	130,409
Current ratio	2.6	2.2	2.7	2.4	2.1

Per Share Data:
Basic earnings (loss) per share	$(1.48)	$(2.45)	$(1.63)	$0.09	$0.98
Diluted earnings (loss) per share	(1.48)	$(2.45)	(1.63)	0.09	0.93
Cash dividends per share	—	—	0.18	0.48	0.40
Shareholders’ equity per share	1.40	2.72	4.20	6.15	6.92

Other Data:
Number of states	37	40	43	42	42
Number of stores	269	403	443	447	433
Number of shareholders	3,843	3,889	4,170	4,453	4,633
Number of shares outstanding, net of treasury shares	19,285,235	19,311,307	19,189,025	19,200,883	18,847,801
Comparable store sales change (2)	13.2%	-1.9%	-6.2%	-4.2%	1.2%
Total selling square footage	3,297,508	4,837,091	5,278,179	5,253,424	5,087,065

(1)	Fiscal year 2006 contained 53 weeks while all other years presented contained 52 weeks.

(2)	The comparable sales increase for 2007 included a 12.7% benefit from 134 store liquidations in connection with store closing events and 2006 included a benefit of 2.7% from 42 stores liquidated.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Developments
As more fully described in “Item 1. Business — Proceedings under Chapter 11 of the Bankruptcy Code, on March 21, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company will continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
As a result of the filing, our creditors were automatically stayed from taking certain enforcement actions under their respective agreements with us unless the stay is lifted by the Bankruptcy Court.
During the Chapter 11 process, with Bankruptcy Court approval, we have and will continue to sell assets and settle liabilities for amounts other than those reflected in our financial statements. The administrative and reorganization expense resulting from the Chapter 11 process will unfavorably affect our results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 process.
Divestitures
During 2006 the Company closed 44 stores, of which 26 qualified for discontinued operations treatment in accordance with Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In the first quarter of 2007, the Company announced plans to close an additional 134 stores. Thirty of these locations were liquidated and closed in the first quarter and 104 in the second quarter, of which 124 qualified for discontinued operations treatment under SFAS 144. Accordingly, the results of operations for the 150 stores are presented separately in the accompanying statement of operations for all periods presented. Revenues and operating losses for the 150 stores that qualify as discontinued operations are provided below:

	2007		2006		2005
Revenues	$61.2M		$99M		$103M
Operating Losses	$(3.7M	)	$(15.7M	)	$(10.3M	)
See Note 4 in the accompanying Consolidated Financial Statements for further discussion regarding discontinued operations.
Overview
Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating 269 stores in 37 states as of February 2, 2008.
Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. The stores average 14,274 total square feet, of which 12,258 are on the sales floor. During 2007, the average annual sales per store were $996,002.
We use a number of key performance measures to evaluate our financial performance, including the following (dollars in thousands):

	2007	2006	2005
Comparable store sales change (1)	13.2%	(1.9)%	(6.2)%
Operating loss ratio (2)	(1.1)%	(10.2)%	(5.9)%
Net cash provided by (used in) operating activities (3)	$37,689	$(7,424)	$(19,198)

(1)	A new store is included in the comparable store sales computation immediately upon reaching its one-year anniversary. Stores that are relocated are treated as new stores. In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable store sales. The comparable sales increase for 2007 included a 12.7% benefit from 134 store liquidations in connection with store closing events and 2006 included a benefit of 2.7% from 42 stores liquidated.

(2)	Measures the degree to which sales translate to profits after deducting the product costs and operating expenses that are required to generate sales (Operating income/loss divided by Sales).

(3)	Measures cash flows from operations before reorganization activities, including earnings and changes in working capital (see Consolidated Statements of Cash Flows).
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
The financial statements have been prepared on a “going concern” basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and do not include possible issues arising from our bankruptcy proceedings. The Consolidated Financial Statements included elsewhere in this Report do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders’ equity that may result from any plans, arrangements or other actions arising from the proceedings, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the Consolidated Financial Statements included elsewhere in this Report.
Hancock believes that estimates related to the following areas involve a higher degree of judgment and/or complexity:
Inventories. Inventories are stated at the lower of cost or market; cost is determined by the last-in, first-out (“LIFO”) method. Therefore, the Company must estimate the market value for various portions of its inventory periodically to account for slow-moving and discontinued items, resulting in mark-downs and/or reserves for potential obsolescence and market valuation matters. The amounts of such mark-downs and reserves could vary significantly from period-to-period based on actual results affected by various market conditions and other factors. As of February 2, 2008, the Company had recorded reserves totaling $344,000.

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
Valuation of Long-Lived Assets. Hancock reviews the net realizable value of long-lived assets at the individual store level annually or whenever events or changes in circumstances indicate impairment has occurred. If the undiscounted cash flows are less than the carrying value, fair values based on the discounted cash flows of the estimated liquidation proceeds are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. Due to demographic changes in some markets, which caused a decline in sales and operating results during 2007, the Company assessed its long-lived assets and determined that certain of them were impaired. As a result, the Company has recorded approximately $70,000 in non-cash impairment charges. Additional charges may be necessary in the future due to changes in the estimated future cash flows. Impairment charges are included in selling, general and administrative expenses in the accompanying income statement.
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
Revenue Recognition. Sales are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. The Company allows customers to return merchandise under most circumstances. The reserve for returns was $128,000 at February 2, 2008, and $194,000 at February 3, 2007, and is included in accrued liabilities in the accompanying consolidated balance sheet. The reserve is estimated based on the Company’s prior experience of returns made by customers after period end of merchandise sold prior to period end.
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
Pension and Postretirement Benefit Obligations. The value of assets and liabilities associated with pension and postretirement benefits is determined on an actuarial basis. These values are affected by the fair value of plan assets, estimates of the expected return on plan assets, assumed discount rates and estimated future compensation increases. Hancock determines the discount rates primarily based on the rates of high quality, fixed income investments. Actual changes in the fair value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate used affect the amount of pension expense recognized. Due to the restructuring during 2007, the Company reduced the future service of active participants by approximately 18%. This decrease prompted curtailment accounting for both the retirement plan and postretirement benefit plan. For 2007, approximately $2.2 million of curtailment income was credited to discontinued operations. The Company does not anticipate this amount recurring in the future. Other than this curtailment adjustment, we anticipate the future pension expense to be comparable to 2007.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point	One-Percentage Point
	Increase	Decrease
Effect on total service and interest costs	$112	$(94)
Effect on postretirement benefit obligation	$1,100	$(949)
Our pension and postretirement plans are further described in Note 12 to the accompanying Consolidated Financial Statements.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test goodwill for impairment. First, the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Each of the 77 stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Due to a decline in operating results, the Company performed an evaluation of goodwill in 2007 which resulted in impairment charges of $200,000. The Company recorded the goodwill impairment charges by estimating the fair value of the related reporting units using the present value of the related estimated cash flows. Additional charges may be required in the future based on changes in the fair value of reporting units and the annual goodwill impairment evaluation performed in the fourth quarter of each fiscal year and updated when events arise indicating potential impairment. Prior to the implementation of SFAS 142, Goodwill and Other Intangible Assets in fiscal year 2002, the Company amortized goodwill. Accordingly, goodwill is presented net of accumulated amortization of $1,035,000.
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
Stock-based Compensation. Prior to fiscal year 2006, in accordance with APB 25, the Company did not recognize compensation expense for its outstanding stock options; however, the Company did (and still does) amortize and recognize compensation expense for the fair value of restricted stock awarded. Beginning in fiscal year 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) and began expensing the remaining portion of the fair value for any unvested stock options over the remaining service (vesting) period, which resulted in $527,000 and $1.2 million of additional stock compensation expense during 2007 and 2006, respectively. The amounts of future stock compensation expense may vary based on the types of awards, vesting periods, estimated fair values of the awards using various assumptions regarding future dividends, interest rates and volatility of the trading prices of the Company’s stock. The pro forma impact of the additional stock compensation expense for options would have increased the net loss by $2.3 million for fiscal year 2005.

Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales. This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Fiscal Year
	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Cost of goods sold	57.1	60.3	59.5

Gross profit	42.9	39.7	40.5
Selling, general and administrative expense	42.6	48.8	45.2
Depreciation and amortization	1.4	1.1	1.2

Operating loss	(1.1)	(10.2)	(5.9)
Reorganization expense, net	5.4	—	—
Interest expense, net	1.9	1.8	1.0

Loss from continuing operations before income taxes	(8.4)	(12.0)	(6.9)
Income (taxes) benefit	(0.4)	1.3	0.2
Loss from discontinued operations	(1.3)	(5.2)	(3.4)

Net loss	(10.1)%	(15.9)%	(10.1)%

2007 vs. 2006
Sales decreased $13.2 million in 2007 due to ten closed stores that were included in continuing operations in 2006, and 2006 containing an extra week of sales, which off-set the 0.5% comparable store sales increase in non-liquidating stores. A 1.4% improvement in average ticket combined with a 0.3% decline in customer count to produce the comparable sales improvement for the year. Sales of apparel fabrics increased to 30% of total sales in 2007 from 29% in 2006, while notions and accessories decreased to 23% of total sales compared to 24% in the prior year. Home decorating and quilting/craft percentages remained unchanged at 24% and 23%, respectively.
Gross margins increased to 42.9% in 2007 from 39.7% in 2006. Gross margin was positively affected by the impact of a 2007 LIFO (last-in, first-out) credit of $1.1 million, related to continuing operations, versus a $2.8 million charge in 2006 due to continuing reductions in inventory levels from the prior year. Although not having a cash impact, LIFO caused a $3.9 million positive swing in gross profit increasing gross margin by approximately 1.4%. In addition to this favorable LIFO impact, gross margin increased as a result of the $5.7 million charge included in 2006 continuing operations related to consigned inventory.
Selling, general and administrative expense as a percentage of sales were 42.6% in 2007 compared to 48.8% in 2006. This reduction occurred due to the closure of under performing store locations, personnel reductions in the Corporate headquarter/distribution center and restructuring efforts. The comparison also benefited from the absence of additional cost incurred in 2006 which related to the 2005 audit and the re-inventory of all store locations during 2006. The ratio further benefited from the leveraging impact of the comparable store sales improvement.
Depreciation expense increased $581,000 due to a reduction in the amount capitalized into inventory for the year.
Interest expense increased $240,000 due to the write-off of deferred loan costs on the pre-petition credit facility, a higher interest rate as a result of the default on the credit facility during 2007 and amortization of loan costs on the DIP credit facility over a compressed time period.

Reorganization expense of $14.9 million in 2007 includes the legal and professional fees, which are being expensed as incurred, that are directly related to the Company’s bankruptcy filing and reorganization efforts. In addition to the fees paid to professionals working on behalf of the Company, it includes the fees of professionals engaged by the creditors and equity holders.
Income tax expense was $1.0 million in 2007 compared to a benefit of $3.9 million in 2006. The expense recognized in 2007 reflects the balance of a settlement agreed to in principle with the state of Mississippi, while 2006 includes a benefit from the elimination of a valuation allowance related to the deferred tax asset for stock compensation and an increase in the income tax receivables related to certain state tax matters. Hancock’s effective tax expense rate was 4.3% in 2007 compared to an effective tax benefit rate of 11.1% in 2006.
Loss from discontinued operations declined in 2007 to $3.7 million from $15.7 million in 2006 due to the closure of 124 additional locations during the first five months of the year. This comparison also benefited from a higher recovery on inventory than in the previous year, a $3.5 million gain from the auction of store leases and $2.2 million of curtailment income related to pension and post retirement benefits.
2006 vs. 2005
Sales decreased $10.5 million in 2006 due primarily to a 1.9% reduction in sales at stores that were open more than one full year (“comparable store sales”) including a 2.7% benefit from 42 stores liquidated in connection with store closing sales events. The sales decline in comparable stores was attributable to continued weakness in the home decorating sector, as evidenced by similar results for direct and indirect competitors, and heavy competitive discounting in the industry. A reduction in customer traffic was somewhat offset by an improvement in average ticket. The balance of the sales decline was the result of a reduction in the number of stores during the year. Sales of fashion apparel fabric increased from 28% of total sales in 2005 to 29% in 2006; home decorating sales decreased from 26% to 24%; and sales of quilting/craft merchandise declined from 24% to 23%. Sewing notions and accessories increased from 22% of total sales in 2005 to 24% in 2006.
Gross margins declined from 40.5% in 2005 to 39.7% in 2006. During April 2006, the Company modified agreements with two vendors that have and will continue to supply the majority of the Company’s consigned inventory. In connection with the new agreements, the Company recorded a charge of $5.7 million, related to continuing operations, to reflect additional obligations to the vendors for future sales. The agreements effectively mitigate our ownership rights in non-consigned inventory supplied by the vendors, but will help maximize the gross profit realized on the sale of this product, both consigned and owned, shorten the time for settlement with the vendors, and reduce the administrative burden of tracking promotional rebates. This charge adversely impacted gross margin in 2006 by 2.0%. Gross margin was further reduced by liquidation sales in stores included in continuing operations. These reductions were partially offset by price increases on selected products to match those of competitors. Gross margin was positively affected by the impact of a 2006 LIFO (last-in, first-out) charge of $2.8 million versus $5.0 million in 2005 due primarily to a reduction in inventory levels from the prior year. Although not having a cash impact, LIFO caused a $2.2 million positive swing in gross profit, or about 0.6% of sales.
Selling, general and administrative expense as a percentage of sales increased to 48.8% in 2006 from 45.2% in 2005. The additional cost relating to the 2005 audit and the re-inventory of all store locations were the primary factors negatively affecting this comparison. This effort resulted in approximately $5.3 million of direct costs and resulted in additional store labor and travel costs, which cannot be quantified. The de-leveraging impact on the expense ratio that results from negative comparable store sales also affected the comparison. The ratio benefited from impairment charges, totaling $1.7 million in 2006, compared to a charge of $4.2 million in 2005.
Depreciation expense decreased $380,000 due to a reduction in the number of store locations and the impairment of fixed assets recognized in the current and prior year.

Interest expense increased $2.1 million due to an increasing interest rate environment and the average outstanding debt rising from approximately $51.0 million during 2005 to $55.9 million in 2006 as the result of operating losses.
Income tax benefit was $689,000 in 2005 compared to an income tax benefit of $3.9 million in 2006. The 2006 benefit is mainly attributable to a change in the estimated net tax receivables related to certain state tax matters and the tax benefit recorded related to the vesting of employee stock. Hancock’s effective tax benefit rate was 3.3% in 2005 compared to an effective tax benefit rate of 11.1% in 2006.
Loss from discontinued operations increased from $10.3 million in 2005 to $15.7 million in 2006 due to declining sales and gross margins.
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
Hancock’s cash flow related information as of and for the past three fiscal years follows (dollars in thousands):

	2007	2006	2005

Cash and cash equivalents	$2,280	$2,499	$3,215
Net cash flows provided (used):
Operating activites	37,689	(7,424)	(19,198)
Investing activities	(253)	(1,549)	(397)
Financing activites	(37,655)	8,257	19,018
Working capital	58,517	78,898	106,421
Changes in cash and cash equivalents
Cash flows provided by operating activities net of reorganization activities were $37.7 million in 2007, compared to $7.4 million of cash flows used by operating activities in 2006. The Company recorded a net loss of $28.0 million in 2007, which includes $14.9 million of reorganization expenses, compared to a net loss of $45.9 million in 2006. The increase in operating cash flows was provided by a $54.0 million reduction in inventory mainly attributable to the Company’s discontinued operations and related liquidation sales and a $5.9 million net increase in accounts payable and accrued liabilities due to the bankruptcy filing offset by a $3.0 million reduction in the postretirement benefit liability.
Cash flows used in operating activities were $7.4 million in 2006, a decrease of $11.8 million from the cash flows used by operating activities in 2005. The Company recorded a net loss of $45.9 million in 2006 compared to a net loss of $30.3 million in 2005. However, this decrease in operating cash flow was offset by a $26.2 million change in inventory mainly attributable to store closures and the related liquidation sales.

Cash used for investing activities consists primarily of purchases and sales of property and equipment. Capital expenditures during 2007 were at a rate below historical trends, but included expenditures for the development and opening of six new prototype stores and system upgrades. These expenditures were more than offset by sales of real property and fixtures from store closures. In 2006, capital expenditures were at a rate much lower than historical trends due to capital expenditures being made more on an “as-needed” basis. These expenditures were partially offset by sales of surplus property. In 2005, capital expenditures were almost entirely offset by the sale of Hancock’s former distribution center.
Cash used in financing activities for 2007 consisted of a reduction in net borrowing of $36.0 million which was provided by operating activities. Cash provided by financing activities in 2006 included $8.5 million of net borrowings. These borrowings in 2006 were primarily utilized to fund $7.4 million of cash used in operating activities and $1.5 million of capital expenditures. In 2005, cash provided by financing activities consisted mostly of net borrowings of $20.1 million and $4.3 million of proceeds from lease financing transactions. These inflows were primarily used to fund $19.2 million of cash used in operating activities, $3.5 million of cash dividends, and $1.2 million of loan costs incurred in connection with a new credit facility.
Working capital decreased to $58.5 million at the end of 2007, from $78.9 million in 2006, due to the inventory reduction and decrease in accounts payable resulting from 134 stores closed in 2007.
During 2007, the Company generated cash of approximately $54.0 million related to the reduction of inventory resulting from the 134 stores closed in 2007. Also during 2007, we completed the sale of an owned property for $3.1 million and received $1.9 million of the $10.1 million income taxes refundable shown on the consolidated balance sheet as of February 3, 2007, which related to the expected recovery of income taxes from carrying back losses to years in which we had taxable income. The Company expects to receive the balance of the refunds in fiscal 2008 and 2009. As of February 2, 2008, there was $50.5 million of excess availability under the DIP Credit Facility.
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
The Credit Facility is a five-year $110 million commitment, although there are minimum levels of availability that must be maintained which have the effect of limiting the amount that can be borrowed to less than $110 million. The level of borrowings is subject to a borrowing base as defined in the agreement. This agreement provides for an unused line fee, ranging from .25% to .35% depending upon excess availability. The Company has the option of selecting either a “prime rate” or Eurodollar loan. Advances under the Credit Facility will accrue interest either (x) at the Applicable Margin (as defined in the Loan and Security Agreement) plus the higher of (i) the rate of interest periodically announced by Wachovia as its “prime rate”, or (ii) the federal funds effective rate from time to time plus 0.50% or (y) at the Applicable Margin plus the Adjusted Eurodollar Rate (which is a rate derived from the London Interbank Offered Rate). Most borrowings under the Credit Facility are made at the Applicable Margin plus the Adjusted Eurodollar Rate and are outstanding for 30 day periods. At February 3, 2007, Hancock had outstanding borrowings of approximately $59.6 million under the Credit Facility. The estimated weighted average interest rate under the Credit Facility for the year ended February 3, 2007 was approximately 7.1%.
The Credit Facility is collateralized by a first priority perfected collateral interest in and liens upon all of the Company’s present and future assets. The Credit Facility also contemplates the issuance of letters of credit aggregating up to $25 million, provided that all borrowings under the Credit Facility do not exceed $110 million.

The Credit Facility contains several covenants, including but not limited to, timely filing of financial statements and limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends. In addition, there was a financial covenant that required the Company to maintain at least $25 million of excess availability, as defined. In March of 2007, the Company received a notice of default (its waiver expired as of February 28, 2007) due to the delay in filing its quarterly financial statements and due to the Company’s inability to comply with the financial covenant requiring the Company to have at least $25 million of excess availability.
As previously discussed, in March 2007, the Company filed voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On March 22, 2007, the Company received approval from the Court of a $105 million “debtor-in-possession” financing arrangement (the “Senior Secured Revolving Credit Facility” or “DIP Credit Facility”) with Wachovia Bank, N.A.. This financing arrangement effectively amended the above Credit Facility. The DIP Credit Facility calls for a maximum $105 million credit. Similar to the previous Credit Facility, there are minimum levels of availability that must be maintained which have the effect of limiting the amount that can be borrowed to less than $105 million. Also, the level of borrowings is subject to a borrowing base as defined in the agreement. The borrowing base is mainly reliant on certain portions of the Company’s credit card receivables, inventory, and real property. The DIP Credit Facility is collateralized by a first priority perfected collateral interest in and liens upon all of the Company’s present and future assets. Also similar to the prior Credit Facility, the DIP Credit Facility may be used for letters of credit up to an aggregate amount of $25 million. This agreement provides for an unused line fee of 0.25% to 0.35%. The Company may elect that the loans under the DIP Credit Facility bear interest at a rate of the Adjusted Eurodollar Rate plus 1.75% or Prime plus 0.25%, as such terms are defined in the agreement. Upon default the interest rate would be increased by 2% above the highest pre-default rate. At February 2, 2008, Hancock had outstanding borrowings of approximately $6.1 million under the DIP Credit Facility. The estimated weighted average interest rate under the DIP Credit Facility for the year ended February 2, 2008, was approximately 8.4%.
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
The DIP Credit Facility contains several covenants, including but not limited to limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends. Under the DIP Credit Facility, the Company is currently required to maintain at least $15 million of excess availability. The Company is currently in compliance with covenants under the DIP Credit Facility. However, future violations of the covenants are possible and would permit the lenders to restrict the Company’s ability to borrow or initiate letters of credit, and require immediate repayment of amounts outstanding.
At February 2, 2008 and February 3, 2007, Hancock had commitments under the above credit facilities of $716,000 and $6.1 million, respectively, under documentary and standby letters of credit which support purchase orders for merchandise. Hancock also has a standby letter of credit to guarantee payment of potential future workers’ compensation claims. This letter of credit amounted to $5.8 million as of February 2, 2008 and $5.5 million as of February 3, 2007.
Also on June 15, 2007, the Company reached a definitive agreement (the “Loan Agreement”) with another lender for an additional loan of up to $17.5 million.
The Loan Agreement provides for a term loan facility in the aggregate principal amount of up to $17.5 million. The Company has and will continue to use the proceeds of the loans made under the Loan Agreement for general working capital purposes and to pay fees and expenses related to the Loan Agreement. As of February 2, 2008, $17.5 million is outstanding under the Loan Agreement.

The Company’s obligations under the Loan Agreement are collateralized, subject to the superior lien of the DIP Credit Facility lender, by substantially all of its real, personal, tangible and intangible assets (whether owned as of the date of the Loan Agreement or subsequently acquired or existing), including, without limitation, (a) accounts; (b) general intangibles (including intellectual property); (c) goods (including inventory and equipment); (d) real property and fixtures; (e) chattel paper (including tangible and electronic chattel paper); (f) instruments (including promissory notes); (g) documents; (h) deposit accounts; (i) letters of credit, banker’s acceptances and similar instruments; (j) supporting obligations and present and future liens, security interests, rights, remedies, title and interest in, to and in respect of receivables; (k) investment property (including securities, securities accounts, security entitlements, commodity contracts or commodity accounts); (l) monies, credit balances, deposits and other property of the Company now or hereafter held or received by or in transit to Agent or any Lender (or its affiliates) at any other depository or other institution; (m) commercial tort claims; (n) receivables (to the extent not previously described above); (o) leasehold real property interests existing as of March 22, 2007 (excluding fixtures and subject to certain limitations); and (p) all records.
The Loan Agreement contains terms and conditions customary for financing arrangements of this nature. The replacement term loan facility will mature on the earlier to occur of (a) June 15, 2009, (b) the confirmation of a plan of reorganization for the Company in the previously disclosed Chapter 11 cases of the Company (which are being administered under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware), or (c) the last termination date set forth in the Permanent Financing Order (as defined in the Loan Agreement).
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
The representations, covenants and events of default in the Loan Agreement are customary for financing transactions of this nature. Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the sale of certain assets. Events of default in the Loan Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) the revocation or purported revocation of the obligations of the Company; (d) the occurrence of certain bankruptcy or insolvency events; (e) certain judgments against the Company; (f) any representation or warranty made by the Company subsequently proven to have been false or misleading in any material respect; (g) certain cross default events and (h) the occurrence of a Change in Control (as defined in the Loan Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans, and exercise any of their rights under the Loan Agreement and the ancillary loan documents as a secured party.
General
The Company has received several tax assessments from the Mississippi State Tax Commission (the “Tax Commission”) resulting from an audit of the Company’s state income, franchise, and sales and use tax returns. The predominant income tax issue underlying these assessments concerns the taxation of certain intercompany payments by and between the Company and certain of its subsidiaries. In essence, the Tax Commission believes that all intercompany payments made to the Company’s subsidiaries domiciled in another state are attributable to the Mississippi operations of the Company and taxable in full in Mississippi. Additionally, the Tax Commission has asserted that those companies located in Mississippi that made the intercompany payments are not entitled to deduct those amounts. Thus, Mississippi is attempting simultaneously to tax the same intercompany payments to both parties to those transactions. The franchise tax assessments are primarily attributable to the Tax Commission’s position that all of the intercompany indebtedness by and between the Company and its subsidiaries is properly classified as taxable capital rather than debt. The Company has agreed in principal with the Tax Commission on a settlement and this amount has been accrued at year end.
We announced in November 2005 that Hancock was indefinitely suspending its cash dividend in order to support the Company’s operational needs. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows, capital requirements, and financial covenants. In addition, a decision was made to discontinue treasury stock repurchases for the foreseeable future, except for insignificant purchases from odd-lot shareholders and minor amounts surrendered by employees to satisfy tax withholding obligations arising from the lapse of restrictions on shares of stock.
Over the long term, Hancock’s liquidity will ultimately depend on returning to a positive trend in cash flow from operating activities through comparable store sales increases, improved gross margin, and control of expenses.
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. Since March 21, 2007, the Company has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, its ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and have the plan confirmed by the Bankruptcy Court, comply with terms of loan agreements, return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. There can be no assurance that the Company will be able to achieve any of these results, which raises substantial doubts about its ability to continue as a going concern and could result in the complete liquidation of all assets for the benefit of its creditors. The Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.
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
Contractual Obligations and Commercial Commitments
The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of February 2, 2008. (Note references refer to the applicable footnotes to the accompanying Consolidated Financial Statements contained in Item 8 of this report):

Contractual Obligations (in thousands)

			Less			More
	Note		than 1	1-3	3-5	than 5
	Reference	Total	Year	Years	Years	Years

Long-term debt (1)	7	$23,608	$—	$23,608	$—	$—
Minimum lease payments (2)	8	89,268	19,729	30,448	21,534	17,557
Standby letters of credit for insurance	7	5,844	5,844	—	—	—
Standby letters of credit for merchandise	7	300	300	—	—	—
Capital lease obligations (3)	8	7,182	478	956	970	4,778
Trade letters of credit		416	416	—	—	—
Purchase obligations		32,526	32,526	—	—	—

Total		$159,144	$59,293	$55,012	$22,504	$22,335

(1)	The calculation of interest on the Loan Agreement and DIP Credit Facility is dependent on the average borrowings during the year and a variable interest rate, which was approximately 10.25% and 8.4%, respectively, at February 2, 2008. Interest payments are excluded from the table because of their subjectivity and estimation required.

(2)	Our aggregate minimum lease payments represent operating lease commitments, which generally include non-cancelable leases for property used in our operations, including sale/leaseback financings. Contingent rent in addition to minimum rent, which is typically based on a percentage of sales, is not reflected in the minimum lease payment totals. Minimum payments are reflected net of expected sublease income.

(3)	Capital lease obligations include related interest.
Postretirement benefits other than pensions, SERP funding obligations, store closing reserves, asset retirement obligations, anticipated capital expenditures, and amounts included in other noncurrent liabilities for workers’ compensation and deferred compensation have been excluded from the contractual obligations table because of the unknown variables required to determine specific payment amounts and dates.
The Company has no standby repurchase obligations or guarantees of other entities’ debt.
Related Party Transactions
Hancock has no balances with any related parties, nor has it had any material transactions with related parties during the three-year period ended February 2, 2008.
Effects of Inflation
Inflation in labor and occupancy costs could significantly affect Hancock’s operations. Many of Hancock’s employees are paid hourly rates related to federal and state minimum wage requirements; accordingly, any increases in those requirements will affect Hancock. In addition, payroll taxes, employee benefits, and other employee costs continue to increase. Health insurance costs, in particular, continue to rise at a high rate in the United States each year, and higher employer contributions to Hancock’s pension plan could be necessary if investment returns are weak. Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs, and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.
Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of Sales. In 2007, increases in the PPI partially offset the credit that was recorded to LIFO due to inventory liquidation. In 2006 and 2005, increases in the PPI resulted in LIFO charges.

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
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 3 — Summary of Accounting Policies in the Notes to the Consolidated Financial Statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company did not hold derivative financial or commodity instruments at February 2, 2008.
Interest Rate Risk
The Company is exposed to financial market risks, including changes in interest rates. On March 22, 2007, the Company entered into the DIP Credit Facility with Wachovia Bank. The Credit Facility replaced the Company’s previously existing Credit Facility on which the Company was in default as of February 28, 2007.
The DIP Credit Facility is a two-year, $105 million commitment. This agreement provides for an unused line fee of 0.25% to 0.35%. The Company may elect that loans under the DIP Credit Facility bear interest at a rate of the Adjusted Eurodollar Rate by 1.75% or Prime plus 0.25%, as such terms are defined in the agreement. Upon default, the interest rate would be increased by 2% above the highest pre-default rate. As of February 2, 2008, the Company had borrowings outstanding of approximately $6.1 million under the DIP Credit Facility with an average interest rate of 8.4%. If interest rates increased 100 basis points, the Company’s annual interest expense would increase $61,000, assuming borrowings of $6.1 million as existed at February 2, 2008.
Also, on June 15, 2007, the Company reached a definitive agreement (“Loan Agreement”) with another lender for an additional loan of up to $17.5 million. Certain borrowings under the loan agreement will bear interest at a rate equal 2% per annum in excess of the greater of (a) 8.25%, (b) the rate from time to time publicly announced by JPMorgan Chase Bank in New York, New York, or its successors, as its prime rate, whether or not such announced rate is the best available at such bank or (c) the federal funds rate as published by the Federal Reserve Bank of New York in effect on such day plus 1/2%. Other borrowings under the Loan Agreement will bear interest at a rate equal to 5% per annum in excess of rate per annum determined by dividing (a) the rate of interest per annum appearing on Reuters Screen LIBOR Page as the London interbank offered rate for deposits in dollars at approximately 11:00 a.m. (London time) two business days prior to the first day of the applicable interest period by (b) a percentage equal to: (i) Governors of the Federal Reserve System as the maximum reserve requirement applicable with respect to the Euro-denominated liabilities, provided that such rate shall not be less than 5.25%. Agent may, at its option or at the direction of the requisite numbers of Lenders, increase the interest rate to the rate of 5% per annum in excess of the applicable rate for Prime Rate Loans and the rate of 8% per annum in excess of the applicable rate for Eurodollar Rate Loans in certain circumstances. As of February 2, 2008, borrowings under the Loan Agreement were $17.5 million with an average interest rate of 10.25%.
Foreign Currency Risk
All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies has increased product costs although this did not significantly impact 2007 results. As of February 2, 2008, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HANCOCK FABRICS, INC.

Hancock Fabrics, Inc.
(Debtor-In-Possession)
Consolidated Balance Sheets

February 2, 2008 and February 3, 2007 (in thousands, except for share and per share amounts)	2007	2006

Assets
Current assets:
Cash and cash equivalents	$2,280	$2,499
Receivables, less allowance for doubtful accounts	4,453	3,389
Inventories	77,907	127,574
Income taxes refundable	8,118	10,105
Prepaid expenses	1,748	1,613

Total current assets	94,506	145,180

Property and equipment, net	43,683	51,043
Deferred tax assets	2,242	6,273
Goodwill	3,406	3,606
Other assets	7,107	6,115

Total assets	$150,944	$212,217

Liabilities and Shareholders’ Equity
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$19,393	$37,349
Accrued liabilities	14,354	22,660
Deferred tax liabilities	2,242	6,273

Total current liabilities	35,989	66,282

Long-term debt obligations	23,608	59,584
Capital lease obligations	—	5,766
Postretirement benefits other than pensions	315	9,160
Pension and SERP liabilities	270	8,126
Other liabilities	3,071	10,837

Total liabilities not subject to compromise	63,253	159,755

Liabilities subject to compromise	60,635	—

Total liabilities	123,888	159,755

Commitments and contingencies (See Notes 8 and 14)

Shareholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 32,601,483 and 32,597,613 issued and 19,285,235 and 19,311,307 outstanding, respectively	326	326
Additional paid-in capital	75,324	73,948
Retained earnings	100,953	128,935
Treasury stock, at cost, 13,316,248 and 13,286,306 shares held, respectively	(153,622)	(153,545)
Accumulated other comprehensive income	4,075	2,798

Total shareholders’ equity	27,056	52,462

Total liabilities and shareholders’ equity	$150,944	$212,217

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
(Debtor-In-Possession)
Consolidated Statements of Operations

Years Ended February 2, 2008, February 3, 2007 and January 28, 2006 (in thousands, except per share amounts)	2007	2006	2005

Sales	$276,247	$289,484	$299,951
Cost of goods sold	157,617	174,428	178,485

Gross profit	118,630	115,056	121,466

Selling, general and administrative expenses	117,815	141,339	135,505
Depreciation and amortization	3,815	3,234	3,614

Operating loss	(3,000)	(29,517)	(17,653)

Reorganization expense, net	14,939	—	—
Interest expense, net	5,320	5,080	2,997

Loss from continuing operations before income taxes (benefit)	(23,259)	(34,597)	(20,650)
Income taxes (benefit)	1,000	(3,854)	(689)

Loss from continuing operations	(24,259)	(30,743)	(19,961)
Loss from discontinued operations (net of tax benefit of $0, $0, and $0)	(3,723)	(15,651)	(10,290)

Net loss before cumulative effect of change in accounting principle	(27,982)	(46,394)	(30,251)
Cumulative effect of change in accounting principle, net of tax effect of ($0)	—	487	—

Net loss	$(27,982)	$(45,907)	$(30,251)

Basic and diluted loss per share:
Loss from continuing operations	$(1.28)	$(1.64)	$(1.08)
Loss from discontinued operations	(0.20)	(0.84)	(0.55)
Cumulative effect of change in accounting principle	—	0.03	—

Net loss	$(1.48)	$(2.45)	$(1.63)

Weighted average shares outstanding Basic and diluted	18,895	18,709	18,518

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
(Debtor-In-Possession)
Consolidated Statements of Shareholders’ Equity

Years Ended February 2, 2008, February 3, 2007 and January 28, 2006
(in thousands, except number of shares)

			Additional		Accumulated Other				Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Deferred	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Compensation	Equity

Balance January 30, 2005	32,328,133	$323	$75,524	$208,550	$(9,157)	(13,127,250)	$(152,729)	$(4,406)	$118,105
Comprehensive income:
Net income				(30,251)					(30,251)
Minimum pension liabilities, net of taxes of $0					(4,188)				(4,188)

Total comprehensive loss									(34,439)
Cash dividends ($.18 per share)				(3,457)					(3,457)
Issuance of restricted stock	137,000	1	728					(729)	—
Cancellation of restricted stock	(98,800)		(1,226)					1,226	—
Amortization & vesting of deferred compensation on restricted stock incentive plan			(126)					798	672
Issuance of shares under directors’ stock plan	50,364		289						289
Issuance of shares as compensation for professional services	554		5						5
Purchases of treasury stock						(105,851)	(643)		(643)
Stock options exercised	4,875		25						25
Tax benefit of stock options exercised			4						4

Balance January 28, 2006	32,422,126	324	75,223	174,842	(13,345)	(13,233,101)	(153,372)	(3,111)	80,561
Comprehensive loss:
Net loss				(45,907)					(45,907)
Benefit plans (including the implementation of SFAS 158 of $10,649), net of taxes of $0					16,143				16,143

Total comprehensive loss									(29,764)
Adoption of FAS 123(R), net of taxes of $0			(3,598)					3,111	(487)
Issuance of restricted stock	148,500	1	(1)						—
Cancellation of restricted stock	(54,300)								—
Stock compensation expense			2,459						2,459
Tax benefit of stock compensation			(403)						(403)
Issuance of shares under directors’ stock plan	81,287	1	268						269
Purchases of treasury stock						(53,205)	(173)		(173)

Balance February 3, 2007	32,597,613	326	73,948	128,935	2,798	(13,286,306)	(153,545)	—	52,462
Comprehensive loss:
Net loss				(27,982)					(27,982)
Benefit plans, net of taxes of $0					1,277				1,277

Total comprehensive loss									(26,705)
Issuance of restricted stock	58,000								—
Cancellation of restricted stock	(85,350)								—
Stock compensation expense			1,307						1,307
Issuance of shares under directors’ stock plan	31,220		69						69
Purchases of treasury stock						(29,942)	(77)		(77)

Balance February 2, 2008	32,601,483	$326	$75,324	$100,953	$4,075	(13,316,248)	$(153,622)	$—	$27,056

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
(Debtor-In-Possession)
Consolidated Statements of Cash Flows

Years Ended February 2, 2008, February 3, 2007 and
January 28, 2006 (in thousands)	2007	2006	2005

Cash flows from operating activities:
Net loss	$(27,982)	$(45,907)	$(30,251)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	7,122	7,180	7,985
Amortization of deferred loan costs	2,153	456	145
LIFO inventory reserve	(5,318)	2,758	5,035
Deferred income taxes	—	(865)	6,550
Stock compensation expense	1,307	2,459	798
Reserve for store closings charges, including interest expense	3,532	685	13
Reserve for sales returns and bad debts	(66)	(20)	(19)
Reserve for lower of cost or market inventory	6	(34)	372
Stepped rent accrual	(217)	164	541
Impairment on property and equipment, goodwill, and other assets	270	1,691	4,153
Cumulative effect of change in accounting principle	—	(487)	—
(Gain) loss on disposition of property and equipment	(998)	(251)	(236)
(Gain) on disposal of lease financing obligations	(153)		—
Compensation expense for issuance of shares for professional services	—	—	5
Compensation expense for issuance of shares under directors’ stock plan	69	269	289
Reorganization expense, net	14,939	—	—
(Increase) decrease in assets
Receivables and prepaid expenses	(1,199)	1,886	(899)
Inventories at current cost	54,019	22,924	727
Income tax refundable	1,987	(2,989)	(7,029)
Other noncurrent assets	(1,622)	(439)	1,461
Increase (decrease) in liabilities
Accounts payable	11,027	(435)	(10,506)
Accrued liabilities	(4,377)	1,523	1,542
Postretirement benefits other than pensions	(3,073)	(916)	211
Long-term pension and SERP liabilities	936	2,344	1,720
Other liabilities	(431)	580	(1,805)

Net cash provided (used) in operating activities before reorganization activities	51,931	(7,424)	(19,198)
Net cash used for reorganization activites	(14,242)	—	—

Net cash provided (used) in operating activities	37,689	(7,424)	(19,198)

Cash flows from investing activities:
Additions to property and equipment	(4,357)	(2,324)	(5,114)
Proceeds from the disposition of property and equipment	4,104	775	4,717

Net cash provided (used) in investing activities	(253)	(1,549)	(397)

Cash flows from financing activities:
Net (payments) borrowings on revolving credit facility	(59,584)	8,528	20,056
Net borrowings on DIP credit facility	6,108	—	—
Net borrowings on other loan agreement	17,500	—	—
Proceeds from capital lease	—	—	4,252
Payments for capital lease	(79)	(98)	(34)
Payments for loan costs	(1,523)	—	(1,181)
Purchase of treasury stock	(77)	(173)	(643)
Proceeds from exercise of stock options	—	—	25
Cash dividends paid	—	—	(3,457)

Net cash provided (used) by financing activities	(37,655)	8,257	19,018

Decrease in cash and cash equivalents	(219)	(716)	(577)
Cash and cash equivalents:
Beginning of period	2,499	3,215	3,792

End of period	$2,280	$2,499	$3,215

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,990	$5,218	$2,843
Income taxes	—	—	22
Non-cash activities:
Non-cash change in funded status of benefit plans	$1,277	$16,143	$(4,188)
Net increase (decrease) in capital lease obligations	(2,401)	1,652	4,114
Issuance of restricted stock	90	541	729
Cancellation of restricted stock	772	(553)	(1,226)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Description of Business
Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of February 2, 2008, Hancock operated 269 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment. (See Note 4 for a discussion of dispositions occurring during the year.)
Note 2 — Proceedings under Chapter 11 and Related Going Concern Considerations
On March 21, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Court”) (Case No. 07-10353). The reorganization case is being administered under the caption “In re Hancock Fabrics, Inc., Case No. 07-10353.”
We have in place a Court-approved $105 million debtor-in-possession credit facility (the “DIP Credit Facility”) to supplement our cash flow during the reorganization process. In addition, the Company has an additional loan of up to $17.5 million (the “Loan Agreement”). This loan also is being utilized for general working capital purposes. See Note 7 for further discussion of the DIP Credit Facility and Loan Agreement.
Since the Petition Date, we have received Court approval to reject leases related to approximately 105 locations. We have also assumed approximately 310 leases and assigned 39 of those. Our deadline to assume or reject each of our real property leases expired in February 2008.
On July 18, 2007, the Company filed a motion (the “Motion”) requesting that the Court extend the period during which the Company has the exclusive right to file a plan or plans through February 28, 2008, and to extend the period during which the Company has the exclusive right to solicit acceptances thereof through April 30, 2008. On November 30, 2007, the Company filed a motion to extend the time during which the Company has the exclusive right to file a plan or plans. This motion was further amended on December 14, 2007, with respect specifically to the creditors’ committee, to extend the exclusivity period through March 31, 2008, and solicitation period through May 30, 2008, provided that the Company delivered to the creditor’s committee a plan of reorganization term sheet on or by January 15, 2008, and a draft plan of reorganization and disclosure statement on or by January 31, 2008. The motion was further amended to extend the exclusivity period through April 30, 2008 and solicitation period through June 30, 2008.
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
We cannot currently estimate the impact of Chapter 11 filings on our future financial statements. We are in the process of reviewing contracts and unexpired leases to determine which, if any, we could reject as permitted by the Bankruptcy Code.
The Company has presented its business plan to both the Official Committee of Unsecured Creditors and the Official Equity Committee to begin the process of formulating and negotiating a plan of reorganization. In addition, we have received and evaluated financing proposals from numerous lenders. The Company and General Electric Capital Corporation (“GE Capital”) entered into a financing commitment letter on April 9, 2008, whereby GE Capital has committed to a senior revolving line of credit to replace the current DIP Credit Facility and Loan Agreement. This financing has yet to be approved by the Court, and the closing for this facility remains subject to a number of conditions, including but not limited to Court confirmation of a Plan. The Company intends to file a plan of reorganization during the second calendar quarter of 2008 and exit Chapter 11 thirty to sixty days later.
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. (See Note 3 — Financial statement presentation). Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. Since March 21, 2007, the Company has been operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, and their continuation as a going concern is contingent upon, among other things, their ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code, have the plan confirmed by the Bankruptcy Court, comply with terms of loan agreements, return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. There can be no assurance that the Company will be able to achieve any of these results, which raises substantial doubts about its ability to continue as a going concern and could result in the complete liquidation of all assets for the benefit of its creditors. The Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.
American Institute of Certified Public Accountant Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganized under Bankruptcy Code. The Company implemented this guidance for the year ended February 2, 2008. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. Per SOP 90-7, these estimated claims are reflected in the February 2, 2008 Consolidated Balance Sheet as Liabilities Subject to Compromise and are summarized in the table below. Such claims remain subject to future adjustments which may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, proofs of claim, or other events. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or as a result of the allowance of contingent or disputed claims. Claims are recorded at the amount of the expected allowed claim even if they may be settled for lesser amounts.
We have received approval from the bankruptcy court to pay or otherwise honor certain of our pre-petition obligations, including (i) certain pre-petition wages, salaries, and other compensation; (ii) employee medical and similar benefits; (iii) reimbursable employee expenses; (iv) insurance premiums; and (v) shipping and warehousing charges. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of February 2, 2008. Obligations arising post-petition are not classified as liabilities subject to compromise.

Liabilities Subject to Compromise as of February 2, 2008 (in thousands):

Accounts payable	$28,483
Accrued liabilities:
Payroll and benefits	132
Rent liability	576
Capital lease obligations	67
Store closing liability	5,396
Customer liability and property claims	695
Deferred compensation	290
Other	167

Total accrued liabilities	7,323
Income taxes payable	1,500
Long term capital lease obligations	3,365
Post retirement benefits other than pensions	8,414
Pension and SERP liability	5,007
Other Liabilities:
Long Term Deferred Compensation	3,948
Long Term Stepped Rent	2,186
Unapplied Rent Credit	390
Other	19

Total other liabilities	6,543

Total liabilities subject to compromise	$60,635

Note 3 — Summary of Significant Accounting Policies
Consolidated Financial Statements include the accounts of Hancock and its wholly owned subsidiaries. All inter-company accounts and transactions are eliminated. The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2007, 2006 and 2005, as used herein, refer to the years ended February 2, 2008, February 3, 2007, and January 28, 2006, respectively. The fiscal years 2007 and 2005 contained 52 weeks. Fiscal year 2006 contained 53 weeks.
Financial statement presentation is in accordance with SOP 90-7. In the Chapter 11 proceedings, substantially all unsecured liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization, which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings are segregated and classified as “Liabilities Subject to Compromise” in the consolidated balance sheet under SOP 90-7. The ultimate amount of and settlement terms for the debtors’ pre-bankruptcy liabilities are dependent on the outcome of the Chapter 11 proceedings, and accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings, and certain gains and losses resulting from reorganization or restructuring of the debtors’ business are reported separately as reorganization items. In addition, interest expense is reported only to the extent that it will be paid during the Chapter 11 proceedings or that it is probable that it will be an allowed claim under the bankruptcy proceedings. Cash used for reorganization items is disclosed separately in the consolidated statement of cash flows and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 bankruptcy proceeding, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties that have not been reflected in the consolidated financial statements.

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
Revenue recognition occurs at the time of sale of merchandise to Hancock’s customers, in compliance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Sales include the sale of merchandise at the Company’s retail stores and internet store, net of sales taxes collected. The Company allows customers to return merchandise under most circumstances. Sales returns were approximately $1.9 million in 2007, $2.4 million in 2006, and $2.5 million in 2005. The reserve for returns was $128,000 at February 2, 2008, and $194,000 at February 3, 2007, and is included in accrued liabilities in the accompanying consolidated balance sheet. The reserve is estimated based on the Company’s prior experience of returns made by customers after period end of merchandise sold prior to period end.
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
Cost of goods sold includes merchandise, freight, and handling costs.
Cash and cash equivalents include cash on hand, amounts due from banks, and overnight repurchase agreements, if any, having original maturities of three months or less, and are reflected as such for purposes of reporting cash flows.
Receivables include amounts due from customers for the sale of merchandise and for receivables from financial institutions for credit card payments received for the sale of merchandise. Receivables are stated net of the allowance for doubtful accounts, which totaled $56,000 as of February 2, 2008 and February 3, 2007. The provision for doubtful accounts is included in selling, general and administrative expenses and totaled $0, $5,000, and $4,000 for fiscal years 2007, 2006 and 2005, respectively. Generally, past due receivables are charged interest and accounts are charged off against the allowance for doubtful accounts when deemed uncollectible.
Inventories consist of fabrics, sewing notions, and patterns held for sale and are stated at the lower of cost or market; cost is determined by the last-in, first-out (“LIFO”) method. The current cost of inventories exceeded the LIFO cost by $36.4 million at February 2, 2008 and $41.7 million at February 3, 2007. The LIFO reserve decreased by approximately $5.3 million during 2007, and increased $2.8 million during 2006. Additionally, the costs related to handling and distribution as well as freight, duties, and fees related to purchases of inventories are capitalized into ending inventory, with the net change recorded as a component of costs of goods sold. At February 2, 2008 and February 3, 2007, inventories included such capitalized costs for handling and distribution totaling $9.5 million and $13.3 million, respectively. During fiscal 2007, 2006 and 2005, the Company included in cost of goods sold $11.3 million, $13.5 million and $15.1 million, respectively, related to handling and distribution costs, and $2.3 million, $2.9 million and $2.4 million, respectively, related to depreciation and amortization expense.
Hancock provides for slow-moving or obsolete inventories throughout the year by marking down impacted inventory to its net realizable value. In addition, Hancock records specific reserves when necessary to the extent that markdowns have not yet been reflected. At February 2, 2008, and February 3, 2007, the amount of such reserves totaled $344,000 and $338,000, respectively. During April 2006, the Company modified agreements with two vendors that have and will continue to supply the majority of the Company’s consigned inventory. In connection with the new agreements, the Company recorded a charge of $5.7 million related to continuing operations, in 2006 to reflect additional obligations to the vendors related to future sales.
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
Long-lived asset impairment is assessed annually or when events or changes in circumstances indicate impairment may have occurred. The assessment is performed at the individual store level by comparing the carrying value of the assets with their estimated future undiscounted cash flows in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. If the undiscounted cash flows are less than the carrying value, the discounted cash flows or comparable fair values are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. Fair values are estimated based on the discounted cash flows from the proceeds from the estimated liquidation values of the assets. During 2007, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent. The net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $140,000 for stores deemed to be at least partially impaired, and the Company recorded total impairment charges of $70,000 due to the declining operations of the related stores and the impact on expected cash flows. During 2006, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent. The net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $1,365,000 for stores deemed to be at least partially impaired, and the Company recorded total impairment charges of $1.1 million due to the declining operations of the related stores and the impact on expected cash flows. During 2005, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent. The net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $4.0 million for stores deemed to be at least partially impaired, and the Company recorded an impairment charge of $3.9 million due to the declining operations of the related stores and the impact on expected cash flows. Impairment charges are included in selling, general, and administrative expense in the accompanying income statement.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test for impairment. First, the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting unit is estimated using the discounted present value of future cash flows. Each of the stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Due to declining operating results and other factors, the Company performed evaluations of goodwill in 2007 and 2006 which resulted in goodwill impairment charges of $200,000 and $579,000, respectively. Additional charges may be required in the future based on changes in the fair value of reporting units as determined by the goodwill impairment evaluation that is performed annually and when events arise indicating potential impairment. Prior to the implementation of SFAS 142, Goodwill and Other Intangible Assets, the Company amortized goodwill. Accordingly, goodwill is presented net of accumulated amortization of $1.0 million.
Accounts Payable, as of February 2, 2008 and February 3, 2007, includes $4.6 million and $5.0 million, respectively of outstanding checks in excess of cash deposits.
Self-insured reserves are recorded for the Company’s self-insured programs for general liability, employment practices, workers’ compensation, and employee medical claims, although the Company maintains certain stop-loss coverage with third-party insurers to limit its total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and incurred but not yet reported based upon the Company’s estimate of ultimate cost, which is calculated with consideration of analyses of historical data, severity factors, and/or valuations provided by third-party actuaries. The Company monitors new claims and claim development as well as negative trends related to the claims incurred, but not reported, in order to assess the adequacy of its insurance reserves. While the Company does not expect the amounts ultimately paid to differ significantly from its estimates, the Company’s self-insurance reserves and corresponding expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.
Claims and Litigation. The Company evaluates claims for damages and records its estimate of liabilities when such liabilities are considered probable and an amount or range can be easily estimated.
Operating leases result in rent expense recorded on a straight-line basis over the expected life of the lease beginning with the point at which the Company obtains control and possession of the lease properties. The expected life of the lease includes the build-out period where no rent payments are typically due under the terms of the lease; rent holidays; and available lease renewals and option periods reasonably assured of exercise due to economic penalties. Also, the leases often contain predetermined fixed escalations of the minimum rentals during the term of the lease, which are also recorded on a straight-line basis over the expected life of the lease. The difference between the lease payment and rent expense in any period is recorded as stepped rent accrual in other noncurrent liabilities in the consolidated balance sheet.
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
Advertising, including production costs, is charged to expense on the first day of distribution. Advertising expense for 2007, 2006, and 2005, was $14.3 million, $17.3 million, and $16.3 million, respectively.
Pre-opening costs of new stores are charged to expense as incurred.
Earnings per share is presented for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Hancock. For the fiscal years 2007, 2006 and 2005, basic and diluted earnings per share are the same because the Company is in a loss position and the effect of additional securities or contracts to additional common stock is antidilutive. Current equity interests will likely be diluted in the event the Company issues common stock or common stock equivalents in connection to its proceedings under bankruptcy.
Financial instruments are evaluated using the following methods and assumptions to estimate the fair value of each class of financial instruments: cash and receivables — the carrying amounts approximate fair value because of the short maturity of those instruments; long-term debt — the carrying amounts approximate fair value because of the variable interest rates. Throughout the periods presented, Hancock did not have any financial derivative instruments outstanding.
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
Uncertain Tax Positions are accounted for beginning the first day of fiscal 2007 (February 4, 2007) under the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a minimum recognition threshold of more-likely-

than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
As a result of the Chapter 11 filing, which caused most eligible states to perform audits and file claims for the taxes owed, and recent audits performed by the Internal Revenue Service, the implementation of FIN 48 did not require the Company to recognize a liability for uncertain tax positions. The liabilities resulting from claims and an initial estimate of the Mississippi tax settlement were recorded in 2006 with an additional $1.0 million tax expense being reported in the fourth quarter of fiscal 2007.
We are subject to U.S. federal income tax as well as income tax in approximately 37 state jurisdictions. However, the Chapter 11 filing effectively precludes additional tax claims from being assessed by taxing authorities that were properly noticed of the filing.
Stock options, effective beginning January 29, 2006, are accounted for under the provisions of Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Under this method, compensation cost is recognized, beginning January 29, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all awards granted to employees prior to January 29, 2006, that remain unvested on the effective date. Prior to January 29, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our employee stock benefit plans. We adopted the disclosure-only provisions of SFAS 123 and accordingly, prior to January 29, 2006, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors. The Company previously reflected forfeitures of stock awards as they occurred; however, SFAS 123(R) requires estimates of forfeitures in determining the fair value of grants, which upon adoption of SFAS 123(R) at January 29, 2006, led the Company to record a cumulative effect for the accounting change totaling $487,000. Results for prior periods have not been restated for the adoption of SFAS 123(R).

For periods prior to adoption of SFAS 123(R), SFAS 123 required us to determine pro forma net income and earnings per share as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant date. The pro forma amount for fiscal year 2005 is as follows:

2005
Net earnings (loss), as reported	$(30,251)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,283)

Pro forma net earnings (loss)	$(32,534)

Earnings (loss) per share:
Basic and diluted — as reported	$(1.63)

Basic and diluted — pro forma	$(1.76)

See Note 12 to the accompanying Consolidated Financial Statements for the key assumptions utilized to determine the fair value of options.
Prior to the adoption of SFAS 123(R), restricted stock is recorded as a contra equity account for the total fair value of the shares awarded and is amortized into expense over the vesting period.
The Company grants share-based compensation awards with terms that accelerate vesting upon retirement. Prior to the adoption of SFAS 123(R), the Company recognized compensation expense for these awards over the stated vesting period with adjustments recorded upon retirement or forfeiture. Upon the adoption of SFAS 123(R), the impact of these adjustments is estimated and expensed over the expected vesting period.
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
Occasionally our cash deposits with financial institutions exceed federally insured amounts. As of February 2, 2008, and February 3, 2007, our cash deposits exceeded federally insured amounts by $1.7 million, and $3.1 million, respectively.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States of America. Under SFAS 157, there is now a common definition of fair value to be used throughout accounting principles, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt SFAS 157 in fiscal 2008, but has not yet begun to evaluate the effects, if any, of adoption on Hancock’s Consolidated Financial Statements. However, the FASB agreed to defer for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires a plan sponsor to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Such changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for the Company as of the end of its fiscal year ended February 3, 2007. The Company sponsors a fully-funded defined benefit pension plan, SERP, and an unfunded postretirement health and life plan (“OPEB”). Information relating to the defined benefit pension and postretirement health and life plans are provided in Note 12. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company currently measures plan assets and benefit obligations at December 31 each year. As such, the Company will be required to perform the measurements as of the end of each fiscal year, but does not believe the change will have a material impact on the reported amounts.
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
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159 on our Consolidated Financial Statements.
In December 2007, the FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” — An Amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, that the adoption of FASB No. 160 will have on its results of operations or financial position.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS No. 141R”), Business Combinations. SFAS No. 141(R) will change accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also will change the accounting treatment and disclosures for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions effectuated after its effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe the adoption of FAS 161 will have an effect on our Consolidated Financial Statements.
Several other new accounting standards became effective during the periods presented or will be effective subsequent to February 2, 2008. None of these new standards had or is expected to have a significant impact on Hancock’s Consolidated Financial Statements.
Note 4 — Discontinued Operations
During 2007 the Company closed 134 stores, of which 124 qualified for discontinued operations treatment in accordance with the provisions SFAS 144. Certain stores did not qualify for discontinued operations treatment due to portions of the related cash flows migrating to other existing stores. Accordingly, the results of operations for the 124 stores and the 26 stores that qualified for discontinued operations during 2006 are presented separately in the accompanying statement of operations for all periods presented. Significant components of our results of discontinued operations consisted of the following for the years presented:
Discontinued Operations (in thousands, except per share amounts)

				Per Common Share
				Net Earnings
	Sales	Gross Profit	Net Earnings (Loss)	Basic	Diluted

2007
Discontinued operations	$61,158	$16,498	$(3,723)	$(0.20)	$(0.20)

2006
As originally reported [1]	$376,179	$149,471	$(46,394)	$(2.48)	$(2.48)
Discontinued operations	86,695	34,415	(15,651)	(0.84)	(0.84)

Continuing operations, as adjusted	$289,484	$115,056	$(30,743)	$(1.64)	$(1.64)

2005
As originally reported	$403,237	$164,575	$(30,251)	$(1.63)	$(1.63)
Discontinued operations	103,286	43,109	(10,290)	(0.55)	(0.55)

Continuing operations, as adjusted	$299,951	$121,466	$(19,961)	$(1.08)	$(1.08)

[1]	2006 net loss reported before cumulative effect of change in accounting principle
The inventories in the stores closed during the year were liquidated through major sale events in the weeks preceding the closings. Many of these stores have lease commitments that extend past 2007 and it is expected that the continuing occupancy costs for periods beyond the projected closing dates will total $4.1 million. Such amounts are included in the store closing liability at February 2, 2008.
Note 5 — Property and Equipment (in thousands)
Property and Equipment consists of the following:

	2007	2006

Buildings and improvements	$25,801	$28,356
Leasehold improvements	5,189	5,779
Fixtures and equipment	59,245	67,377
Assets held for sale	738	417

	90,973	101,929
Accumulated depreciation and amortization	(48,504)	(54,248)

	42,469	47,681
Land	1,214	3,362

Total property and equipment, at depreciated cost	$43,683	$51,043

The Company recorded $3.8 million, $3.2 million, and $3.6 million of depreciation expense for continuing operations for the years ended February 2, 2008, February 3, 2007, and January 28, 2006, respectively. The sale of the Company’s former distribution center previously classified as held for sale was completed during January 2006 with no material gain or loss.
Assets held under capital leases amounted to $3.6 million and $5.8 million as of February 2, 2008 and February 3, 2007, respectively. Accumulated depreciation related to these assets at February 2, 2008 and February 3, 2007 totaled $314,000 and $668,000, respectively. Related depreciation expense amounted to $203,000 and $205,000 for the years ended February 2, 2008 and February 3, 2007, respectively.
Note 6 — Accrued Liabilities (in thousands)
Accrued liabilities consist of the following:

	2007	2006

Payroll and benefits	$1,821	$3,546
Property taxes	3,088	3,797
Deferred credit on consigned inventory	2,272	3,241
Workers’ compensation and deferred compensation	1,458	1,994
Medical claims, customer liability claims and property claims	938	2,268
Accrued accounting, legal, and professional	1,682	1,426
Sales taxes	607	1,688
Current portion of reserve for store closings (Note 14)	—	1,388
Other	2,488	3,312

	$14,354	$22,660

Note 7 — Long-Term Debt Obligations
From June 29, 2005, to March 22, 2007, the Company operated under a senior collateralized revolving loan facility with Wachovia Bank and other lenders.

The Credit Facility was a five-year $110 million commitment, although there were minimum levels of availability that had to be maintained, which had the effect of limiting the amount that could be borrowed to less than $110 million. The level of borrowings was subject to a borrowing base as defined in the agreement. This agreement provided for an unused line fee, ranging from 0.25% to 0.35%, depending upon excess availability. The Company had the option of selecting either a “prime rate” or Eurodollar loan. Advances under the Credit Facility accrued interest either at the Applicable Margin (as defined in the Loan and Security Agreement) plus the higher of (i) the rate of interest periodically announced by Wachovia as its “prime rate”, or (ii) the federal funds effective rate from time to time plus 0.50% or at the Applicable Margin plus the Adjusted Eurodollar Rate (which is a rate derived from the London Interbank Offered Rate). Most borrowings under the Credit Facility were made at the Applicable Margin plus the Adjusted Eurodollar Rate and were outstanding for 30 day periods. At February 3, 2007, Hancock had outstanding borrowings of approximately $59.6 million, under the Credit Facility. The estimated weighted average interest rate under the Credit Facility for the year ended February 3, 2007, was approximately 7.1%.
The Credit Facility was collateralized by a first priority perfected collateral interest in and liens upon all of the Company’s present and future assets. The Credit Facility also contemplated the issuance of letters of credit aggregating up to $25 million, provided that all borrowings under the Credit Facility did not exceed $110 million.
The Credit Facility contained several covenants, including but not limited to, timely filing of financial statements and limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends. In addition, there was a financial covenant that required the Company to maintain at least $25 million of excess availability, as defined. In March of 2007, the Company received a notice of default (as of February 28, 2007) due to the delay in filing its quarterly financial statements and due to the Company’s inability to comply with the financial covenant requiring the Company to have at least $25 million of excess availability.
As previously discussed, in March 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On March 22, 2007, the Company received interim approval of the Court of a $105 million “debtor-in-possession” financing arrangement (the “Senior Secured Revolving Credit Facility” or “DIP Credit Facility”) with Wachovia Bank, N.A.. This financing arrangement effectively amended the above Credit Facility. The DIP Credit Facility calls for a $105 million maximum credit. Similar to the previous Credit Facility, there are minimum levels of availability that must be maintained, which have the effect of limiting the amount that can be borrowed to less than $105 million. Also, the level of borrowings is subject to a borrowing base as defined in the agreement. The borrowing base is mainly reliant on certain portions of the Company’s credit card receivables, inventory, and real property. The DIP Credit Facility is collateralized by a first priority perfected collateral interest in and liens upon all of the Company’s present and future assets. Also similar to the replaced Credit Facility, the DIP Credit Facility may be used for letters of credit up to an aggregate amount of $25 million. This agreement provides for an unused line fee of 0.25% to 0.35%. The Company may elect that the loans under the DIP Credit Facility bear interest at a rate of the Adjusted Eurodollar Rate plus 1.75% or Prime plus 0.25%, as such terms are defined in the agreement. Upon default the interest rate would be increased by 2% above the highest pre-default rate. At February 2, 2008, Hancock had outstanding borrowings under the DIP Credit Facility of $6.1 million. The estimated weighted average interest rate under the DIP Credit Facility for the year ended February 2, 2008, was approximately 8.4%.
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
The DIP Credit Facility contains several covenants, including but not limited to limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends. Under the DIP

Credit Facility, the Company is currently required to maintain at least $15 million of excess availability. The Company is currently in compliance with covenants under the DIP Credit Facility. However, future violations of the covenants are possible and would permit the lenders to restrict the Company’s ability to borrow or initiate letters of credit, and require immediate repayment of amounts outstanding.
Under the above DIP Credit Facility at February 2, 2008, and under the previously existing Credit Facility as of February 3, 2007, Hancock had commitments of $716,000 and $6.1 million, respectively under documentary and standby letters of credit which support purchase orders for merchandise. Hancock also has a standby letter of credit to guarantee payment of potential future workers’ compensation claims. This letter of credit amounted to $5.8 million as of February 2, 2008, and $5.5 million as of February 3, 2007.
On June 15, 2007, the Company reached a definitive agreement (the “Loan Agreement”) with another lender for an additional loan of up to $17.5 million.
The Loan Agreement provides for a term loan facility in the aggregate principal amount of up to $17.5 million. The Company has and will continue to use the proceeds of the loans made under the Loan Agreement for general working capital purposes and to pay fees and expenses related to the Loan Agreement. As of February 2, 2008, $17.5 million is outstanding under the loan agreement.
The Company’s obligations under the Loan Agreement are collateralized, subject to the superior lien of the DIP Credit Facility lender, by substantially all of its real, personal, tangible and intangible assets (whether owned as of the date of the Loan Agreement or subsequently acquired or existing), including, without limitation, (a) accounts; (b) general intangibles (including intellectual property); (c) goods (including inventory and equipment); (d) real property and fixtures; (e) chattel paper (including tangible and electronic chattel paper); (f) instruments (including promissory notes); (g) documents; (h) deposit accounts; (i) letters of credit, bankers’ acceptances and similar instruments; (j) supporting obligations and present and future liens, security interests, rights, remedies, title and interest in, to and in respect of receivables; (k) investment property (including securities, securities accounts, security entitlements, commodity contracts or commodity accounts); (l) monies, credit balances, deposits and other property of the Company now or hereafter held or received by or in transit to Agent or any Lender (or its affiliates) at any other depository or other institution; (m) commercial tort claims; (n) receivables (to the extent not previously described above); (o) leasehold real property interests existing as of March 22, 2007 (excluding fixtures and subject to certain limitations); and (p) all records.
The Loan Agreement contains terms and conditions customary for financing arrangements of this nature. The replacement term loan facility will mature on the earliest to occur of (a) June 15, 2009, (b) the confirmation of a plan of reorganization for the Company in the previously disclosed Chapter 11 cases of the Company (which are being administered under the Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware), or (c) the last termination date set forth in the Permanent Financing Order (as defined in the Loan Agreement).
Certain borrowings under the Loan Agreement (“Prime Rate Loans”) will bear interest at a rate equal to two (2%) percent per annum in excess of the greater of (a) 8.25%, (b) the rate from time to time publicly announced by JPMorgan Chase Bank in New York, New York, or its successors, as its prime rate, whether or not such announced rate is the best rate available at such bank or (c) the federal funds rate as published by the Federal Reserve Bank of New York in effect on such day plus one-half (1/2%) percent. Other borrowings under the Loan Agreement (“Eurodollar Rate Loans”) will bear interest at a rate equal to five (5%) percent per annum in excess of rate per annum determined by dividing (a) the rate of interest per annum appearing on Reuters Screen LIBOR Page as the London interbank offered rate for deposits in dollars at approximately 11:00 a.m. (London time) two business days prior to the first day of the applicable interest period by (b) a percentage equal to: (i) one (1) minus (ii) the percentage which is in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System as the maximum reserve requirement applicable with respect to Euro-denominated liabilities, provided that such rate shall not be less than 5.25%. Agent may, at its option or at the direction of the requisite number of Lenders, increase the interest rates to the rate of five (5%) percent per annum in excess of the applicable rate for Prime Rate Loans and the rate of eight (8%) percent per annum in excess of the applicable rate for Eurodollar Rate Loans in certain circumstances. As of February 2, 2008, borrowings under the Loan Agreement were $17.5 million with an estimated weighted average interest rate of 10.25%.
The representations, covenants and events of default in the Loan Agreement are customary for financing transactions of this nature. Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the sale of certain assets. Events of default in the Loan Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) the revocation or purported revocation of the obligations of the Company; (d) the occurrence of certain bankruptcy or insolvency events; (e) certain judgments against the Company; (f) any representation or warranty made by the Company subsequently proven to have been false or misleading in any material respect; (g) certain cross default events; and (h) the occurrence of a Change in Control (as defined in the Loan Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans, and exercise any of their rights under the Loan Agreement and the ancillary loan documents as a secured party.
Note 8 — Long-Term Leases
Hancock leases its retail fabric store locations mainly under non-cancelable operating leases expiring at various dates through 2024. Four of the Company’s stores qualify for capital lease treatment. Two of the leases expire in 2020; the others expire in 2016 and 2021.
Rent expense consists of the following (in thousands):

	2007	2006	2005

Minimum rent	$24,808	$31,716	$32,061
Common area maintenance	1,848	3,369	3,291
Stepped rent adjustment	(1,046)	(437)	(439)
Equipment leases	594	625	689

	$26,204	$35,273	$35,602

Additional rent based on sales	$92	$79	$126

Taxes	$4,083	$5,742	$6,133

Insurance	$298	$588	$532

The amounts shown in the minimum rental table below (in thousands) reflect only future minimum rent payments required under existing store operating leases and income from non-cancelable sublease rentals. In addition to those obligations, certain of Hancock’s store operating leases require payment of pass-through costs such as common area maintenance, taxes, and insurance.

Future minimum rental payments under all operating and capital leases as of February 2, 2008 are as follows (in thousands):

	Operating Leases
		Sublease	Capital
Fiscal Year	Payments	Rentals	Leases
2008	$20,231	$(502)	$478
2009	16,844	(415)	478
2010	14,368	(349)	478
2011	13,151	(278)	482
2012	8,813	(152)	488
Thereafter	17,893	(336)	4,778

Total minimum lease payments (income)	$91,300	$(2,032)	7,182

Less imputed interest			(3,750)

Present value of capital lease obligations			3,432
Less current portion			(67)

Long-term capital lease obligations			$3,365

Note 9 — Income Taxes
The components of income tax expense (benefit) are as follows (in thousands):

	2007	2006	2005
Currently payable (refundable)
Federal	$—	$(2,989)	$(7,239)
State	1,000	—	—

Total currently payable (refundable)	$1,000	$(2,989)	$(7,239)

Deferred
Current
Federal	$3,809	$364	$1,307
State	222	21	103

Total Current	4,031	385	1,410

Noncurrent
Federal	(2,871)	(243)	4,858
State	(1,160)	(1,007)	282

Total Noncurrent	(4,031)	(1,250)	5,140

Total Deferred	$—	$(865) *	$6,550

Continuing operations expense (benefit)	$1,000	$(3,854)	$(689)
Discontinued operations (benefit)	—	—	—

	$1,000	$(3,854)	$(689)

*	Includes current year adjustment for valuation allowance related to stock compensation expense of $403,000.
Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.
The deferred tax assets (liabilities) are comprised of the following (in thousands):

	2007	2006
Current:
Deferred tax assets:
Other employee benefit costs	$495	$648
Insurance reserves	953	1,253
Deferred compensation	105	96
Store closing costs	1,953	504
Leases	124	176
Other	91	211
Valuation allowance established through statement of operations	(3,246)	(5,283)

	475	(2,395)
Deferred tax liabilities — inventory valuation methods	(2,717)	(3,878)

Net current deferred tax liabilities	(2,242)	(6,273)

Noncurrent:
Deferred tax assets:
Other employee benefit costs	269	370
Insurance reserves	790	726
Postretirement benefits other than pensions	6,854	7,970
Deferred compensation	2,106	2,253
Pension liabilities	1,867	2,950
Valuation allowances established through other comprehensive loss	(5,392)	(4,928)
Store closing costs	6	173
NOL carryforward	22,170	14,877
NOL carryforward valuation allowance	(22,170)	(14,877)
Fixed asset impairment	25	284
Other	90	278
Valuation allowances established through statement of operations	(2,471)	(1,021)

	4,144	9,055

Deferred tax liabilities:
Accelerated depreciation	(1,837)	(1,898)
Lease accounting	(97)	(493)
Goodwill amortization	32	(391)

	(1,902)	(2,782)

Net noncurrent deferred tax assets	2,242	6,273

Net deferred tax asset (liability)	$—	$—

As of February 2, 2008, the Company has federal net operating loss carry forwards totaling approximately $59.3 million, which expire beginning 2026. Additionally, the Company has net operating losses for state income tax purposes totaling $108.0 million which expire in various periods beginning 2016.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2007	2006	2005

Statutory federal income tax rate (benefit)	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income tax effect	(1.3)	(1.3)	(1.3)
Refund adjustment	—	(8.6)	—
Other permanent differences	—	0.2	—
State tax settlement	4.3	—	—
Valuation allowance	35.7	33.4	31.8
Other	0.6	0.2	1.2

Effective tax rate (benefit)	4.3%	(11.1)%	(3.3)%

The Company determined that the net deferred tax assets were not “more likely than not” to be realized and recorded a valuation allowance in the statement of operations totaling $7.3 million and $14.2 million in 2007 and 2006 respectively, and valuation allowances relating to benefit plans of $463,000 and $3.4 million in 2007 and 2006, respectively, through other comprehensive income (loss).
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes “ (“FIN 48”). FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 “ Accounting for Income Taxes “ (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.
The Company adopted FIN 48 effective February 4, 2007. In accordance with FIN 48, the Company decided to classify interest and penalties as a component of tax expense. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At its adoption date of February 4, 2007, the Company had $500,000 of unrecognized tax benefits which was reclassified from accrued liabilities and had no impact on beginning retained earnings. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the Company’s effective tax rate. At February 2, 2008 the Company had $1.5 million of unrecognized tax benefits of which $1.0 million impacted the effective tax rate in fiscal 2007. No interest and penalties were included in the balance sheet or statement of operations as of or for the year ended February 2, 2008.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit at beginning of year	$500
Additions for tax positions related to the current year	1,000

Unrecognized tax benefit at end of year	$1,500

Note 10 — Other Liabilities
Other Liabilities consisted of the following (in thousands):

	2007	2006
Long-term workers’ compensation and deferred compensation	$2,239	$6,235
Long-term stepped rent accrual	—	2,345
Deferred fixed cost liability	512	640
Unapplied rent credit	—	629
Reserve for store closing	—	476
Asset retirement obligations	319	476
Other	1	36

	$3,071	$10,837

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
Stock Repurchase Plan. In prior years and continuing in fiscal 2007, Hancock has repurchased approximately 13 million shares. As of February 2, 2008, 243,617 shares are available for repurchase under the most recent authorization.
In 2005, Hancock adopted the 2005 Stock Compensation Plan for Non-Employee Directors (the “2005 Plan”) which allows eligible directors to elect to receive all or a portion of their quarterly director fee in shares of common stock. The 2005 Plan, which will expire on June 30, 2010, unless sooner terminated by the Board, authorized the issuance of up to 100,000 shares of common stock, which may be authorized and unissued or shares reacquired and not reserved for any other purpose. As of February 3, 2007, all of the shares available in the 2005 Plan had been issued.
Note 12 — Employee Benefit Plans
The Company’s stock based compensation consists of compensation for stock options and restricted stock. Total cost for stock based compensation included in net income was $1.4 million, $2.7 million, and $0.8 million for 2007, 2006, and 2005, respectively.
Stock Options. In 1996, Hancock adopted the 1996 Stock Option Plan (the “1996 Plan”) which authorized the granting of options to employees for up to 2,000,000 shares of common stock at an exercise price of no less than 50% of fair market value on the date the options are granted. The exercise price of all options granted under this Plan has equaled the fair market value on the grant dates. The employee stock options granted under the 1996 Plan vest ratably over a period of not less than two years and expire ten years after the date of grant. The 1996 Plan expired on September 30, 2001, and the preceding 1987 Stock Option Plan expired on March 22, 1997. Both plans prohibit grants after the expiration date.
In 2001, Hancock adopted the 2001 Stock Incentive Plan (the “2001 Plan”) which authorized the granting of options or restricted stock to key employees for up to 2,800,000 shares of common stock in total, with no more than 1,000,000 of those shares being allocated to restricted stock. In 2005, the 2001 Plan was amended to increase the aggregate number of shares authorized for issuance by 350,000 shares, all of which may be issued as restricted stock. Under the 2001 Plan, as amended, the total shares available for issuance is 3,150,000. The 2001 Plan also provides for the granting of options to directors as specified in the plan document. The options granted under the 2001 Plan can have an exercise price of no less than 100% of fair market value on the date the options are granted. Options and restricted stock issued under the 2001 Plan can vest no sooner than 25% per year, and options expire ten years after the date of grant. In March 2006, the 2001 Plan was amended by the Long-Term Incentive Compensation Restricted Stock Program, which provides for shares to be issued without restriction upon achieving predetermined performance goals. As of February 2, 2008, a total of 1,330,950 shares remain available for grant under the 2001 Plan, including 497,450 shares which can be issued as restricted stock.
In 2004, Hancock adopted the 2004 Special Stock Plan (the “2004 Plan”) which authorizes the granting of options or restricted stock to key employees and directors for up to 200,000 shares of common stock in total, with no more than 100,000 of those shares being allocated to restricted stock. The options granted under the 2004 Plan can have an exercise price of no less than 100% of fair market value on the date the options are granted. Options and restricted stock issued under the 2004 Plan can vest no sooner than 25% per year, and options expire ten years after the date of grant. As of February 2, 2008, all of the shares available in the 2004 Plan had been issued.
A summary of stock option activity in the plans for the years ended February 2, 2008, February 3, 2007, and January 28, 2006 follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,795,275	$11.65	1,959,475	$12.21	2,436,125	$12.37
Granted	108,500	$1.63	126,000	$3.63	13,500	$5.77
Canceled	(766,475)	$11.67	(290,200)	$11.93	(485,275)	$12.88
Exercised	—	$—	—	$—	(4,875)	$5.00

Outstanding at end of year	1,137,300	$10.68	1,795,275	$11.65	1,959,475	$12.21

Exercisable at end of year	890,825	$12.20	1,394,025	$12.25	1,361,775	$11.69

The weighted average remaining contractual life of all outstanding options was 5.43 years at February 2, 2008.
The weighted average grant-date fair value of options granted during 2007, 2006, and 2005 was $0.93, $1.91, and $2.07, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2007, 2006, and

2005, respectively: dividend yields of 0%, 0% and 2.82%; average expected volatility of 0.54, 0.47, and 0.48; risk-free interest rates of 4.22%, 4.77% and 4.08%; and an average expected life of 6.25 years in 2007, 6.25 years in 2006, and 4.5 years in 2005.
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
A summary of the outstanding and exercisable options as of February 2, 2008 follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 2/2/08	Life (Years)	Price	2/2/2008	Price

$0.925 to $3.16	154,500	9.13	$2.12	12,500	$3.16
$3.27 to $6.43	112,900	4.11	$4.54	87,400	$4.69
$7.50 to $7.50	152,100	3.36	$7.50	152,100	$7.50
$9.44 to $9.44	100,000	6.87	$9.44	75,000	$9.44
$12.20 to $12.22	216,100	6.36	$12.20	162,125	$12.20
$12.22 to $15.34	51,000	0.45	$12.68	51,000	$12.68
$15.84 to $15.84	178,800	5.35	$15.84	178,800	$15.84
$18.09 to $18.09	171,900	4.36	$18.09	171,900	$18.09

$0.925 to $18.09	1,137,300	5.43	$10.68	890,825	$12.20

Restricted Stock. On December 6, 1995, Hancock adopted the 1995 Restricted Stock Plan to provide for the issuance of restricted stock awards to employees. The aggregate number of shares that may be issued or reserved for issuance pursuant to the 1995 Restricted Stock Plan shall not exceed 1,000,000 shares. The 2001 Stock Incentive Plan, as amended, and the 2004 Special Stock Plan authorized the granting of up to 1,450,000 shares of restricted stock. During 2007, 2006, and 2005, restricted shares totaling 58,000, 148,500, and 137,000, respectively, were issued to officers and key employees under the Plans. Compensation expense related to restricted shares issued is recognized over the period for which restrictions apply.

A summary of the status of the Entity’s nonvested restricted shares as of February 2, 2008, and changes during the year ended February 2, 2008, is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested Shares at February 3, 2007	485,900	$10.84
Granted	58,000	$1.55
Vested	(120,025)	$11.03
Forfeited	(85,350)	$9.05

Nonvested Shares at February 2, 2008	338,525	$7.01

As of February 2, 2008, there was $1.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the year ended February 2, 2008, was $1.3 million.
Defined Benefit Plans
Effective February 3, 2007, the Company began recognizing the funded status of its defined benefit plans in accordance with SFAS No. 158. SFAS No. 158 requires the Company to display the net over-or-under funded position of a defined benefit plan as an asset or liability, with any unrecognized prior service costs, transition obligations, or actuarial gains/losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Prior to February 3, 2007, the Company had accounted for its defined benefit plans according to the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions and SFAS No. 87, Employer’s Accounting for Pensions.
The following table summarizes the effects from the adoption of SFAS No. 158 on the Company’s Consolidated Balance Sheet at February 3, 2007 (in thousands).

	Before Application		After Application
	of Statement 158	Adjustments	of Statement 158

Liability for pension and other postretirement benefits	$27,935	$(10,649)	$17,286
Deferred income taxes	N/A	N/A	N/A
Total liabilities	$170,404	$(10,649)	$159,755
Accumulated other comprehensive income	$(7,851)	$10,649	$2,798
Total shareholder’s equity	$41,813	$10,649	$52,462
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
During 2004, employees under the age of 40 were transitioned from the defined benefit plan into the 401(k) Plan and employees age 40 or older were given a choice between continuing to accrue pension benefits or participating in the 401(k) Plan. Employees who are not eligible or chose not to participate in the defined benefit plan receive an annual 401(k) contribution of 3% and a match of employee contributions up to 2%. Full-time employees hired after December 31, 2004, are eligible only for the 401(k) Plan. During 2007, the Company recognized $419,000 of expense for its 401(k) contribution and match.
Changes in Projected Benefit Obligation and Fair Value of Plan Assets (in thousands)

	Retirement Plan		SERP
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$74,861	$75,172	$1,031	$1,133
Service cost	1,642	2,310	3	11
Interest cost	4,308	4,104	61	57
Benefits paid	(3,988)	(3,345)	(11)	(50)
Plan amendments	—	6	—	(9)
Actuarial loss (gain)	(5,195)	(3,386)	(12)	(111)
Liability (gain) loss due to curtailment	(488)	—	—

Benefit obligation at end of year	$71,140	$74,861	$1,072	$1,031

Change in plan assets
Fair value of plan assets at beginning of year	$67,775	$64,671
Actual return on plan assets	3,147	6,449
Benefits paid	(3,987)	(3,345)

Fair value of plan assets at end of year	$66,935	$67,775

Amounts recognized in the consolidated balance sheets
Current liabilities	$—	$—	$134	$75
Non-current liabilities	4,205	7,086	938	955

Net Liability at end of year	$4,205	$7,086	$1,072	$1,030

Amounts recognized in accumulated other comprehensive income
Prior service credit	$(640)	$(873)	$(9)	$(10)
Net actuarial (gain) loss	11,747	15,851	198	229

Net Liability at end of year	$11,107	$14,978	$189	$219

Funded Status
The funded status and the amounts recognized in Hancock’s consolidated balance sheet for the retirement plans based on an actuarial valuation were as follows (in thousands):

	Retirement Plan		SERP
	2007	2006	2007	2006

Funded status	$(4,205)	$(7,095)	$(1,072)	$(1,031)

Recorded Pension Liability
In accordance with SFAS No. 87, Employers’ Accounting for Pensions, a liability was required in 2007 and 2006 as the accumulated benefit obligation exceeded the fair value of pension plan assets for both plans as of the measurement date. The liability, totaling $11.3 million and $15.2 million at February 2, 2008, and

February 3, 2007, respectively, was recorded as Accumulated Other Comprehensive Loss and because such entry had no cash impact, it is not reflected in the consolidated statement of cash flows.
Components of Net Periodic Benefit Cost (in thousands)

	Retirement Plan			SERP
	2007	2006	2005	2007	2006	2005

Service cost	$1,642	$2,310	$2,486	$3	$11	$21
Interest cost	4,308	4,104	4,053	61	58	62
Expected return on plan assets	(5,578)	(5,361)	(5,633)	—	—	—
Amortization of prior service cost	(97)	(98)	(98)	(1)	—	—
Actuarial (gain)/loss	852	1,356	862	23	24	25
Curtailment expense	(136)	—	—	—	—	—

Net periodic benefit cost	$991	$2,311	$1,670	$86	$93	$108

Other Changes in Plan Assets and Benefit Obligation
Recognized in Other Comprehensive Income (in thousands)

	Retirement Plan	SERP
	2007	2007

Net actuarial (gain)/loss	$(2,764)	$(12)
Curtailment — recognition of net actuarial (gain)/loss	(488)
Curtailment — recognition of prior service (cost)/credit	136
Reversal of amortization — net actuarial gain/loss	(851)	(19)
Reversal of amortization — prior service cost/credit	97	1

Total recognized in other comprehensive income	$(3,870)	$(30)

Total recognized in net periodic benefit cost and other comprehensive income	$(2,880)	$56
Accumulated Benefit Obligation
The accumulated benefit obligation for the retirement plan was $70.0 million and $72.8 million at the measurement dates of December 31, 2007 and 2006, respectively. The accumulated benefit obligation for the SERP was $1.1 million and $987,000 at December 31, 2007 and 2006, respectively.
Assumptions
Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	2007	2006

Discount rate	6.55%	5.90%
Rate of increase in compensation levels	2.50%	4.00%

Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

	2007	2006	2005

Discount rate	5.90%	5.60%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.50%	8.50%	8.75%
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
Plan Assets
Hancock’s retirement plan weighted-average asset and target allocations were as follows:

	Percentage of Plan Assets
	February 2,	February 3,	Target
Asset Category	2008	2007	Allocation
Equity securities	81.0%	65.9%	65%
Fixed income securities	19.0%	34.1%	35%

	100.0%	100.0%	100%

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
Contributions
Hancock does not presently anticipate making any contributions to the retirement plan during 2008. Contributions to the SERP are made as benefits are paid.
Estimated Future Benefit Payments (in thousands)

	Retirement
	Plan	SERP
2008	$3,995	$134
2009	4,119	80
2010	4,258	80
2011	4,394	80
2012	4,581	80
Years 2013 through 2017	25,531	396

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
Changes in Accumulated Postretirement Benefit Obligation (in thousands)

	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$9,160	$9,261
Service cost	263	309
Interest cost	490	496
Benefits paid	(629)	(607)
Actuarial (gain) loss	(398)	(515)
Liability (gain)/loss due to curtailment	(399)	—
Plan participant contributions	242	216

Benefit obligation at end of year	$8,729	$9,160

Funded Status (in thousands)
The Company currently contributes to the plan as benefits are paid. The funded status and the amounts recognized in Hancock’s consolidated balance sheets for other postretirement benefits based on an actuarial valuation were as follows (in thousands):

	2007	2006

Funded status	$(8,729)	$(9,160)

Components of Net Periodic Benefit Cost (in thousands)

	2007	2006	2005

Service costs	$263	$309	$600
Interest costs	490	496	937
Amortization of prior service cost	(1,174)	(1,178)	(405)
Amortization of net actuarial (gain)/loss	(231)	(151)	(156)
Curtailment expense (income)	(2,040)	—	—

Net periodic postretirement costs	$(2,692)	$(524)	$976

Other Changes in Plan Assets and Benefit Obligation
Recognized in Other Comprehensive Income (in thousands)

2007

Net actuarial (gain)/loss	$(398)
Net actuarial (gain)/loss adjustment to match (accrued)/prepaid	(6)
Curtailment — recognition of prior service (cost)/credit	1,642
Reversal of amortization — net actuarial gain/loss	231
Reversal of amortization — prior service cost/credit	1,174

Total recognized in other comprehensive income	$2,643

Total recognized in net periodic benefit cost and other comprehensive income	$(49)
Assumptions
Weighed-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	2007	2006

Discount rate	6.55%	5.90%
Rate of increase in compensation levels	2.50%	4.00%
Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

	2007	2006	2005

Discount rate	5.90%	5.60%	6.00%
Expected return on plan assets	N/A	N/A	N/A
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Assumed Health Care Cost Trend Rates

	2007		2006
	Employees	Employees	Employees	Employees
	under age 65	age 65 or older	under age 65	age 65 or older
Health care cost trend rate assumed for next year	8.25%	7.50%	9.00%	8.00%
Rate that the cost trend rate gradually declines to	4.75%	4.75%	4.75%	4.75%
Year that the rate reaches the rate it is assumed to remain at	2012	2013	2013	2013
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point	One-Percentage Point
	Increase	Decrease

Effect on total service and interest costs	$112	$(94)
Effect on postretirement benefit obligation	$1,100	$(949)
Contributions
Hancock currently contributes to the plan as medical and dental benefits are paid and expects to continue to do so in 2008. Claims paid in 2007, 2006, and 2005, net of employee contributions, totaled $388,000, $392,000, and $861,000, respectively. Such claims include, in the case of postretirement life benefits, actual claims paid by a life insurance company and, in the case of medical and dental benefits, actual claims paid by the Company on a self-insured basis.
Estimated Future Benefit Payments (in thousands)

Net
Payments
2008	$447
2009	475
2010	469
2011	555
2012	568
Years 2013 through 2017	3,309
Note 13 — Commitments and Contingencies
Litigation. As more fully described in Note 2, Proceedings under Chapter 11 and Related Going Concern Considerations, the Company currently operates the business as debtor-in-possession pursuant to the Bankruptcy Code. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtor generally may not be enforced. At this time, it is not possible to predict the outcome of the Chapter 11 case or their effect on the Company’s business. The rights of creditors and the ultimate recovery by creditors of pre-petition indebtedness will not be determined until confirmation and implementation of a plan of reorganization. Until that time, no assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies.
In addition, Hancock is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of the Company.
Taxes. The Company has received several tax assessments from the Mississippi State Tax Commission (the “Tax Commission”) resulting from an audit of the Company’s state income, franchise, and sales and use tax returns. The predominant income tax issue underlying these assessments concerns the taxation of certain intercompany payments by and between the Company and certain of its subsidiaries. In essence, the Tax Commission believes that all intercompany payments made to the Company’s subsidiaries domiciled in another state are attributable to the Mississippi operations of the Company and taxable in full in Mississippi. Additionally, the Tax Commission has asserted that those companies located in Mississippi that made the intercompany payments are not entitled to deduct those amounts. Thus, Mississippi is attempting simultaneously to tax the same intercompany payments to both parties to those transactions. The franchise tax assessments are primarily attributable to the Tax Commission’s position that all of the intercompany indebtedness by and between the Company and its subsidiaries is properly classified as taxable capital rather than debt. The Company has agreed in principal with the Tax Commission on a settlement and this amount has been accrued at year end.
Note 14 — Reserve for Store Closings
The reserve for store closings is based on estimates of net lease obligations and other store closing costs. The reserve was increased by $637,000 in 2005, $1.6 million in 2006, and $4.5 million in 2007 due to store closings and changes in prospects for sub-leasing properties.
The 2006 and 2007 activity in the reserve is as follows (in thousands):

	2007 Lease Obligations	2006 Lease Obligations
Beginning of Year	$1,864	$1,179
Addition to (Reduction in) Reserve	4,455	1,623
Interest	22	52
Payments	(945)	(990)

End of Year	$5,396	$1,864

Note 15 — Asset Retirement Obligations
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
At February 2, 2008 and February 3, 2007, the Company had a liability pertaining to the asset retirement obligation in noncurrent liabilities on its consolidated balance sheet. The following is a reconciliation of the beginning and ending carrying amount of the Company’s asset retirement obligations (in thousands):

	2007	2006
Asset retirement obligation, beginning of period	$476	$523
Asset retirement obligation incurred and accretion expense	(157)	(47)

Asset retirement obligation, end of period	$319	$476

Related capitalized property and equipment, net of accumulated depreciation	$69	$137

Note 16 — Subsequent Event
On April 9, 2008, the Company entered into a commitment letter for a senior secured revolving line of credit for $100 million (the “Exit Facility”) with General Electric Capital Corporation. The facility includes a $20 million letter of credit sub-facility and has a five-year term. It will be collateralized by senior liens on substantially all assets of the Company and will replace the $105 million DIP Credit Facility and the $17.5 million Loan Agreement on the effective date of a Plan of Reorganization. This financing has yet to be approved by the Court, and the closing for the Exit Facility remains subject to a number of conditions, including but not limited to Court confirmation of a Plan. The Exit Facility will include customary covenants for these types of financings. The preceding description is qualified in its entirety by reference to the Exit Facility commitment letter (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on April 10, 2008).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — BURR, PILGER & MAYER LLP
To the Board of Directors and
Stockholders of Hancock Fabrics, Inc.
We have audited the accompanying consolidated balance sheets of Hancock Fabrics, Inc. (Debtor-in-Possession) (the “Company”) as of February 2, 2008 (fiscal 2007) and February 3, 2007, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index to the Annual Report on Form 10-K at Part IV, Item 15(a) 2 as of and for the years ended February 2, 2008 and February 3, 2007. These Consolidated Financial Statements and financial statement schedules are the responsibility of the company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting for fiscal 2007. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion on fiscal 2007. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules as of and for the years ended February 2, 2008 and February 3, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited the adjustments to the 2005 financial statements to retrospectively apply the change in accounting for discontinued operations, as described in Notes 3 and 4 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 financial statements of the Company other than with respect to the adjustments for discontinued operations, and, accordingly, we do not express an opinion or any form of assurance on the 2005 financial statements taken as a whole.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of the Company’s operations and realization of its assets and payments of its liabilities in the ordinary course of business. As discussed in Note 2 to the consolidated financial statements, on March 21, 2007, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The uncertainties inherent in the bankruptcy process and the Company’s losses from operations during fiscal years 2007, 2006 and 2005 raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and its continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, the Company’s ability to comply with all debt covenants under the existing debtor-in-possession financing agreement, generate sufficient cash flow from operations and obtain finance sources to meet its future obligations. If no reorganization plan is approved, it is possible that the Company could be liquidated. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of these uncertainties.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as of January 29, 2006 applying the modified prospective method.
As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for pension plans and adopted the provisions of FASB Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post-Retirement Plans-An Amendment of FASB Statements 87,88,106 and 132(r),” as of February 3, 2007.
As discussed in Note 2 to the consolidated financial statements, effective February 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.”
/s/ BURR, PILGER & MAYER LLP
San Francisco, California
April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Hancock Fabrics, Inc.:
In our opinion, the consolidated statement of operations, cash flows and shareholders’ equity and comprehensive income for the year ended January 28, 2006, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 4, present fairly, in all material respects, the results of their operations and their cash flows for the year ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Note 4 are not presented herein). In addition, in our opinion, the financial statement schedule for the year ended January 28, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 4 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
PricewaterhouseCoopers LLP
Memphis, Tennessee
January 5, 2007

QUARTERLY FINANCIAL DATA (unaudited)
Years ended February 2, 2008 and February 3, 2007
(in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2007	2007	2007	2007
Sales	$69,182	$58,031	$69,650	$79,384

Gross profit	31,056	24,649	31,073	31,852

Selling, general and administrative expense	28,725	24,800	31,059	33,231
Depreciation and amortization	742	1,034	874	1,165

Reorganization expense, net	4,125	3,759	4,164	2,891
Interest expense	2,044	1,133	1,113	1,030

Income tax expense	—	—	—	1,000

Loss from continuing operations, net of tax	(4,580)	(6,077)	(6,137)	(7,465)

Earnings (loss) from discontinued operations, net of tax	3,369	(7,257)	—	165

Net loss	$(1,211)	$(13,334)	$(6,137)	$(7,300)

Basic and dilutive loss per share(1)	$(0.06)	$(0.71)	$(0.32)	$(0.39)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2006	2006	2006	2006 *
Sales	$67,841	$61,606	$74,264	$85,773

Gross profit	23,040	24,555	31,653	35,808

Selling, general and administrative expense	34,212	31,393	36,962	38,772
Depreciation and amortization	821	783	792	838

Interest expense	997	1,065	1,377	1,641

Income tax benefit	(1,479)	(970)	(822)	(583)

Net loss from continuing operations before cumulative effect of change in accounting principle	(11,511)	(7,716)	(6,656)	(4,860)

Loss from discontinued operations, net of tax	(5,337)	(5,373)	(3,201)	(1,740)

Cumulative effect of change in accounting principal	487	—	—	—

Net loss	$(16,361)	$(13,089)	$(9,857)	$(6,600)

Basic and dilutive loss per share (1)	$(0.88)	$(0.70)	$(0.53)	$(0.35)

(1)	Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.

*	The fourth quarter of 2007 contains 13 weeks whereas the fourth quarter of 2006 contains 14 weeks.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding the required disclosures.
As of the end of the period covered by this report (February 2, 2008), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation and as a result of the material weakness discussed in Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A, the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of February 2, 2008. However, the Company’s management has concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting and Related Matters
Changes were made during the fiscal year and fourth quarter ended February 2, 2008, in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes, as described further below were made to implement policies and procedures to help remediate material weaknesses identified in the prior year and to improve internal controls.
The Company reported two material weaknesses in internal control in Form 10-K for the fiscal year ended February 3, 2007. The Company reported one of the material weaknesses because the Company did not maintain a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements. Management has taken actions to begin remediating the material weakness by engaging a third party consulting firm to assist with accounting and disclosure matters related to the financial reporting and accounting requirements. We will utilize the third party until the necessary internal resources are realigned or procured to improve the staffing and knowledge of the financial reporting and accounting functions. To allow additional oversight of our financial reporting and accounting processes, we are providing additional information to our audit committee on the progress of accounting matters on a routine basis. Management believes that the recent changes made have allowed them to improve internal controls over financial reporting but did not enable them to thoroughly evaluate such controls, especially those over the quarterly financial close process.
Management will continue to assess the complement of personnel needed to assist with accounting and disclosure matters related to the financial reporting and accounting requirements in the upcoming quarters, and additional changes are expected to be made. One such change made subsequent to year end is represented by the February 2008 hiring of a new Senior Vice President and Chief Financial Officer to supplement the existing financial executive team.

Additionally, the Company reported a material weakness in internal control in Form 10-K for the fiscal year ended February 3, 2007, because the Company did not maintain effective management controls over the completeness and accuracy of reconciliations of certain financial statement accounts, journal entries, and spreadsheets. Management took actions in the third and fourth quarters of 2007 to remediate this material weakness by engaging a third party consulting firm to assist in preparing account reconciliations and account documentation allowing for management to review those reconciliations and documentation as part of its financial reporting and closing process. Management will continue to assess the complement of personnel needed to assist with preparing account reconciliations and account documentation in the upcoming quarters, and additional changes are expected to be made.
There were no other changes in our internal control over financial reporting that occurred during the year ended February 2, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s Responsibility for Financial Reporting
Management is responsible for the integrity and objectivity of the financial information included in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Where necessary, the financial statements reflect estimates based on management’s judgment.
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
Hancock’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected. In connection with the assessment of the Company’s internal control over financial reporting, the Company’s management has identified the following material weaknesses in the Company’s internal control over financial reporting as of February 2, 2008:
The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company did not have a sufficient number of qualified personnel to maintain adequate controls over access to financial data, establish or maintain appropriate segregation of duties, and lacked adequate management supervision and oversight of finance and accounting staff to ensure the completeness and accuracy of the financial statements and related disclosures. The lack of sufficient personnel resulted in a number of internal control deficiencies that were identified as being significant and resulted in the Company’s inability to file its Forms 10-Q for the quarterly periods May 5, 2007, August 4, 2007, and November 3, 2007, within the timelines established by the Securities and Exchange Commission.
Because of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below are the name, age, positions held with the Company, term of office, business experience during the past five years and other public company directorships held by each individual serving as a director of the Company as of the date of this report.

		Director
Name (Age)	Principal Occupation and Business Experience	Since

	Directors to Serve Until the 2008 Annual Meeting*

Jane F. Aggers (59)	President, Chief Executive Officer, and Director since January 2005. Co-founder of MMI, Inc., a marketing, sales, and business consulting firm in Cleveland, Ohio. Formerly Executive Vice President of Jo-Ann Stores, Inc. (retail), Hudson, Ohio from 1994 to 2001.	2005

Donna L. Weaver (64)	Chairman, MxSecure, Inc., Scottsdale, Arizona (an Internet based medical transcription services company). Director, member of the Audit Committee, and Chair of the Nominating and Corporate Governance Committee of E*TRADE FINANCIAL Corporation (a global financial services company), New York, New York.	1987

	Directors to Serve Until the 2007 Annual Meeting*

Roger T. Knox (70)	Director and member of the Compensation Committee of Fred’s Inc. (retailer), Memphis, Tennessee. President Emeritus and formerly Chief Executive Officer, Memphis Zoo, Memphis, Tennessee. Formerly Chairman and Chief Executive Officer, Goldsmith’s (retailer), a division of Federated Department Stores, Inc., Memphis, Tennessee.	1999

Bernard J. Wein (67)	Formerly Chairman, President and Chief Executive Officer of Catherine’s Stores (retailer), Memphis, Tennessee.	2004

	Directors to Serve Until the 2006 Annual Meeting*

Don L. Frugé (62)	President Emeritus and former Chief Executive Officer of the University of Mississippi Foundation. President, UMAA Foundation. Professor Emeritus of Law, University of Mississippi, Oxford, Mississippi. Chairman of Hardy Reed Frugé Capital Advisors, LLC, Tupelo and Oxford, Mississippi (an independent registered investment advisory firm).	1987

Wellford L. Sanders, Jr. (62)	Chairman of Hancock Fabrics, Inc. Managing Director of Wachovia Securities, Inc., Charlotte, North Carolina.	2004

*	Note — The Company did not hold an annual meeting of stockholders during 2006 or 2007, and does not anticipate holding a 2008 annual meeting of stockholders.
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

Executive Officers
Set forth below are the name, age, positions held with the Company and business experience during the past five years of each executive officer of the Company during the year ended February 2, 2008.

		Office Presently Held and
Name	Age	Business Experience During the Last Five Years

Jane F. Aggers	59	President, Chief Executive Officer, and Director since January 2005. Co-founder of MMI, Inc., a marketing, sales, and business consulting firm in Cleveland, Ohio from 2001 to 2004. Formerly Executive Vice President of Jo-Ann Stores, Inc. (retail), Hudson, Ohio 1993 to 2001.

Bruce D. Smith	49	Executive Vice President, Chief Financial Officer and Treasurer since March 2005 and Senior Vice President, Chief Financial Officer and Treasurer from March 1997 to March 2005. Mr. Smith resigned from the Company effective March 30, 2007.

Larry D. Fair	50	Vice President — Finance since 1996 and Corporate Controller from 1989 to 1996.

Dean W. Abraham	60	Senior Vice President — Store Operations from June 2006, Senior Vice President — Merchandising from February 2004 to June 2006 and Senior Vice President — Store Operations from June 1996 to February 2004. Mr. Abraham retired from the Company on April 30, 2007.

L. Gail Moore	54	Senior Vice President — Merchandising since June 2006. Formerly Senior Executive Vice President and Divisional Merchandise Manager from September 1999 through June 2006 of Fred’s, Inc., a specialty retail store chain.

William A. Sheffield	61	Senior Vice President — Distribution since December 2000 and Vice-President — Distribution from June 1996 to December 2000. Mr. Sheffield has held various leadership roles since joining the Company in 1974.

William D. Smothers	60	Senior Vice President — Real Estate since February 1997 and Vice President — Real Estate from 1980 to 1997. Since joining the Company in 1966, Mr. Smothers has held various positions within the real estate function.

Kathleen Kennedy	54	Senior Vice President — Marketing since February 2006. Formerly Executive Vice President, Corporate Marketing of vFinance Inc., a diversified financial services firm from 2005 to 2006. Also formerly Vice President, Marketing for Office Depot, Inc., an office supply company from 2001 to 2004. On May 9, 2007, Ms. Kennedy ceased to serve as Senior Vice President — Marketing upon the elimination of that position in connection with the restructuring activities of the Company under Chapter 11.

Audit Committee Matters
The Audit Committee of the Board of Directors is charged with oversight of the Company’s accounting and financial reporting process and the audits of its financial statements. The Audit Committee also assists the Board in monitoring the integrity of the Company’s financial statements, the independent auditors’ qualifications and independence, the performance of the Company’s internal audit function, the Company’s compliance with laws and regulations, and with the Code of Business Conduct and Ethics for both employees and the Chief Executive Officer and Senior Financial Officers. The Audit Committee has sole authority for the appointment or replacement and pre-approval of the services and fees of the Company’s independent auditors. As of the date of this report, the Audit Committee was comprised of Don L. Frugé (Chair), Roger T. Knox, Wellford L. Sanders, Jr., Donna L. Weaver, and Bernard J. Wein. The Board of Directors has determined that each member of the Audit Committee meets the independence requirements of Section 10A(m)(3) of the Exchange Act and the rules and regulations of the SEC, and that a majority of the members, including the chairperson, Don L. Frugé, qualify as audit committee financial experts as defined in rules promulgated by the SEC under the Exchange Act, as interpreted by the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Copies of such reports must also be furnished to the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended February 2, 2008, all Section 16(a) filing requirements were met.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics and a Code of Business Conduct and Ethics for the Chief Executive Officer and Senior Financial Officers, both of which apply to its principal executive officer, and principal financial officer. These Codes are posted in the “Investor Relations — Corporate Governance” section of the Company’s website at www.hancockfabrics.com. The Company will post any material amendments or waivers to these Codes to its website.
Executive Sessions
On January 31, 2005, Wellford L. Sanders, Jr. was appointed as Non-Executive Chairman of the Board and presides over executive sessions of the Board.
Communications with Directors
Interested party communications with the Board of Directors as a group, the non-management directors as a group, the Non-Executive Chairman of the Board, or any individual director should be addressed to “Hancock — Director Communications,” P.O. Box 1718, Oxford, MS 38655.
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
The goals of the Company’s compensation program are to align compensation with business performance and the interests of stockholders, and to enable the Company to attract, motivate, and retain management that can contribute to the Company’s long-term success. Therefore, the executive compensation program includes base salary, annual cash incentive bonus, and long-term incentives in the form of stock options and restricted stock. Other than routine insignificant business amenities, the executive officers of the Company are not provided with any forms of compensation not discussed in this report. Our executive officers’ compensation is determined in a manner consistent with that of the other corporate officers.
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
The CEO, the Principal Financial and Accounting Officers, and the other three most highly compensated officers (collectively, the “Named Executive Officers”), as well as other executive officers, participate in the compensation program outlined in this Compensation Discussion and Analysis. However, many elements of the compensation program also apply to other levels of the Company’s management. The intent is to ensure that management is motivated to pursue, and is rewarded for achieving the same financial, operating, and stockholder objectives.

What are the key elements of the Company’s overall executive compensation program?
The table below summarizes the key elements of our executive compensation program and the objectives they are designed to achieve.

Pay Element	Description	Objectives

Base salary	• Annual fixed cash compensation.	• Attraction and retention.
• Recognize differences in relative size of positions as well as individual performance over the long term.

Incentive compensation	• Annual variable pay tied to the achievement of key Company financial and operating	• Communicate key financial and operating objectives.
	objectives.	• Drive high levels of performance by ensuring that executives’ total cash compensation is linked to achievement of financial and operating objectives.
• Support and reward consistent, balanced growth and returns performance (add value every year).

Stock options	• All stock options are granted at fair market value on the grant date (discounted options are prohibited).	• Align long-term compensation with stockholder results.
	• Our current stock option plans prohibit repricing.	• Opportunities for significant wealth accumulation by executives are tightly linked to stockholder returns.

Retirement plans	The Company maintains three retirement plans:	• Provide competitive executive retirement benefits.
• 401(k) defined contribution plan; and
• Defined benefit pension plan
• Supplemental executive retirement plan. (Both pension plans are frozen to new participants.)

Health and other benefits	Executives are eligible for a variety of benefits, including:	• Provide competitive benefits.
	• Medical, dental, and vision plans; and	• Minimize perquisites while ensuring a competitive
	• Life and disability insurance plans.	overall rewards package.

Annual cash compensation. Annual cash compensation consists of base salary and incentive compensation.
Base Salary
The Compensation Committee annually reviews the base salaries of the CEO and the other executive officers and members of corporate management. When reviewing base salary and possible adjustments to base salary, the Compensation Committee subjectively considers individual performance, Company performance (which is not defined as any specific financial measure or measures), the expected impact of long-term decisions, employee retention, changes in level of responsibility, experience level of the employee, and economic conditions in the retail fabric industry. No adjustments were made to the base salary of the CEO during 2006 or 2007.
Incentive Compensation
In March 2006, the Board of Directors approved the format of a new Short-Term Incentive Compensation Bonus Program (the “Bonus Program”) and a Long-Term Incentive Compensation Restricted Stock Program (the “Long-Term Program”).
All salaried employees at the Senior Manager level and above located at the Company’s corporate office and distribution center are eligible to participate in the Bonus Program. However, in order to receive a bonus under the Bonus Program for 2006 and 2007, the Company must have achieved at least one of three specified Cash Flow from Operations goals (Minimum, Target, and Maximum) for the year. No bonuses were paid for 2006 or 2007 under the Bonus Program as the performance goals were not achieved.
For 2008, the Board of Directors has modified the Bonus Program goal to FIFO EBITDA before reorganization costs. Minimum, Target, and Maximum goals have been set, based on the Company’s business plan for the year. In addition, 50% of the bonus opportunity at each level will be paid based on the participants’ achievement of individual operating goals. The individual performance component is only payable if one of the FIFO EBITDA before reorganization costs goals is reached.
Payouts, if any, cap at 30%, 60%, and 90%, respectively, of salary at the CEO level, depending on whether the Minimum, Target or Maximum goal is reached. The caps are at 20%, 40%, and 60%, respectively, for the Senior Vice President position, 15%, 30%, and 40%, respectively, for the Vice President position, and 7.5%, 15%, and 20%, respectively, for the Senior Manager position.
The Compensation Committee believes that the Bonus Program and the Long-Term Program discussed below are important in linking performance with pay. The Compensation Committee will continue to focus on this critical issue as it moves forward.
Long-term Incentives
To more closely align the interests of the Company’s stockholders and the executive officers, and to focus management’s attention on long-term strategic objectives which will enhance stockholder value, the Compensation Committee grants stock options and awards restricted stock. All grants and awards contain vesting provisions of one to four years to encourage continued employment with the Company and continued attention to long-term objectives and share appreciation. The exercise price for the stock options granted is equal to the fair market value of the underlying stock on the date of grant. Therefore, the ultimate value of these equity incentives to the executive officers and other recipients is directly related to the market value of the common stock and to the common stock dividend yield.
In March 2006, as part of the Long-Term Program, the Board amended the 2001 Stock Incentive Plan (the “Stock Incentive Plan”) in order to add a performance-based feature to our restricted stock program. Prior to the amendment, restricted stock grants were contingent only on the employee staying with the Company for a given period of time. However, the Board believes it is also important to have a portion of such grants be contingent on our achieving certain financial goals. All employees at our corporate office and distribution center that are classified as Senior Manager and above are eligible to participate in the amended Stock Incentive Plan. Each participant will receive shares of our common stock, with the only restriction being that the participant must stay employed with us for four years (the “Base Award”). Other shares may be issued to the participants, but only if we achieve certain goals related to specific metrics determined by the Board of Directors each year (the “Performance Award”). The performance award goal, as established at the time of the base award, provided a minimum, target, and maximum award at one, two, or three times the base shares. If earned, such shares will vest immediately upon achieving the goal.
Due to restructuring efforts that occurred in 2007, the Board approved converting to the utilization of FIFO EBITDAR from continuing operations for the purpose of qualification for the performance award for 2007. Based on this criteria, participants in the Long-Term Program who achieve the target would receive two times the Base Award shares. Accordingly, shares were issued to Ms. Aggers, Mr. Fair, Ms. Moore, Mr. Sheffield, and Mr. Smothers under the Long-Term Program as Performance Awards subsequent to year end. The awards were for 30,000, 6,000, 5,000, 10,000, and 10,000 shares, respectively and vested immediately upon issuance. The closing price of the common stock on the date of issuance April 4, 2008 was $1.23. Restricted shares may be issued to Ms. Aggers under the Long-Term Program in 2008, but only if the Company achieves certain goals which have not yet been determined.
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
The CEO’s base salary, incentive compensation, and long-term incentives in the form of stock options and restricted stock were determined in a manner consistent with the compensation of the other executive officers and members of corporate management. As discussed above, the CEO’s incentive compensation and long-term incentive compensation are tied to the Company’s performance. The Employment Agreement between Ms. Aggers and the Company provided for a base salary of $450,000 and a bonus to be determined by the Board of Directors in accordance with the Company’s Bonus Plan. Any incentive compensation amount payable to Ms. Aggers in subsequent years will be established by the Compensation Committee based on the Company’s performance and in consultation with Ms. Aggers. Ms. Aggers was awarded 15,000 shares of restricted stock, as a base award under the long term program, in order to better align her interests with those of the stockholders and to expand the level of restricted stock which serves as a retention tool for Ms. Aggers’ continued employment with Hancock. No incentive compensation was paid to Ms. Aggers in 2006. Ms. Aggers was awarded 30,000 shares of Common Stock based on 2007 results under the Company’s Long-Term Program.
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
The Compensation Committee approves awards of stock options to all levels of management, including executive officers. Stock options are granted to executive officers upon initial hire or promotion, and thereafter are typically granted annually in accordance with guidelines established by the Compensation Committee. The actual grant is determined by the Compensation Committee based on the guidelines and the performance of the individual in the position. The Compensation Committee considers the recommendations of the CEO.

What roles do the Chief Executive Officer and other executive officers play in the determination of executive compensation?
The CEO attends most meetings of the Compensation Committee and participates in the process by answering Compensation Committee questions about pay philosophy and by ensuring that the Compensation Committee’s requests for information are fulfilled. She also assists the Compensation Committee in determining the compensation of the other executive officers by providing recommendations and input about such matters as individual performance, experience, and size, scope, and complexity of their positions. The CEO makes specific recommendations to the Compensation Committee concerning the compensation of her direct reports and other senior executives, including the other executive officers. These recommendations usually relate to base salary increases. The CEO also recommends pay packages for newly hired executives. Management provides the Compensation Committee with data, analyses, and perspectives on market trends and annually prepares information to assist the Compensation Committee in its consideration of such recommendations. Annual incentive awards are based on achievement of business objectives set by the Compensation Committee, but the Compensation Committee may exercise negative discretion, and if it does so, it is typically in reliance on the CEO’s assessment of an individual’s performance. The CEO does not make recommendations to the Compensation Committee regarding her own compensation.
Does the Company use compensation consultants?
Neither the Company nor the Compensation Committee hired compensation consultants during fiscal 2007. The Company does not regularly engage consultants as part of our annual review and determination of executive compensation. Although the company has hired consultants to provide services from time to time, it is not our usual practice. The Compensation Committee has authority, pursuant to its charter, to hire consultants of its selection to advise it with respect to our compensation programs, and it may also limit the use of the Compensation Committee’s compensation consultants by our management as it deems appropriate.
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

Do the Company’s Executive Officers Have Employment Contracts, Termination of Employment or Change in Control Arrangements?
The Company has entered into substantially identical contingent severance arrangements (the “Severance Agreements”) with Ms. Moore, Mr. Smith, Mr. Fair, Mr. Sheffield, and Mr. Smothers (the “Executives”). The Severance Agreements were to be effective until May 4, 2008 (Mr. Smith’s employment terminated prior to May 4, 2008) and provide that, if during the three years following a change of control of the Company (as defined in the Severance Agreements), the employment of the Executive is terminated by the employer other than for cause, disability, or death or the executive terminates employment for good reason (as defined in the Severance Agreements), the Executive will receive a lump sum payment equal to the sum of (i) their annual base salary through the termination date (to the extent not yet paid) and (ii) the sum of (a) their annual base salary at the rate in effect when employment was terminated or, if higher, at the highest rate in effect within 90 days preceding the change of control and (b) the highest bonus paid or payable to the Executive within the five years preceding the change of control. If a participant in the Retirement Plan, the Executive is also entitled to a continuation of family health and insurance benefits for one year and to certain supplemental retirement benefits in respect of that continuation period. The Severance Agreements also provide that if any tax under Section 4999 of the Internal Revenue Code, or any comparable provision is imposed on any payment made or benefit provided to the executive, then the amount of such payment or benefit will be increased to the extent necessary to compensate the executive fully for the imposition of such tax.
With respect to the Company’s 1996 Stock Option Plan, upon a change of control of the Company (as defined in the plans), options become fully exercisable and, with certain exceptions, remain exercisable by the optionee, including each of the Named Executive Officers, for a period of 90 days following termination of the optionee’s employment if such termination occurs within one year of the change of control. Under the 2001 Stock Incentive Plan change in control provisions (as defined in the plan), the outstanding options become fully vested and may be cashed out at the highest market price occurring during a 60-day period prior to the date of the change of control.
Under the 2001 Stock Incentive Plan change in control provisions (as defined in the plan), all restricted shares held upon the occurrence of a change in control become fully vested and may be cashed out at the highest market price occurring during a 60 day period prior to the date of the change of control.
With respect to the Company’s noncontributory retirement program, under certain circumstances related to a change of control of the Company (as defined in the program documents), part of the benefit to a participant will be paid in a lump sum. See Item 11. Executive Compensation - Pension Plans. This would only apply to Mr. Fair, Mr. Sheffield, and Mr. Smothers.
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
Under the Agreement, termination will have the following effect on the compensation provided: (i) if employment is voluntarily terminated, salary, benefits, and stock award vesting will continue for a one-year period; (ii) if employment is terminated by death or disability, salary, and benefits will continue for one-year and the bonus will be prorated for the period of employment; (iii) in the case of termination for cause, salary, benefits, and vesting of stock awards will cease at the date of termination; (iv) if employment is terminated without cause, salary, benefits, and stock award vesting will continue for the remaining term of the Agreement and the bonus payable will be prorated through the date employment was terminated; and (v) if employment is involuntarily terminated without cause during a Change in Control Period (as defined by the Agreement), Ms. Aggers will receive benefits for a three year period, a prorated bonus for the year in which the change in control occurs and a lump sum payment which is equal to three times her annual base salary and three times the bonus paid for the year immediately prior to the year in which the change of control occurred. The change in control provision also provides for a tax equalization payment which would place Ms. Aggers in the same after-tax position as if the tax penalty under Section 4999 of the Internal Revenue Code of 1986, or successor statute, had not applied.
The following table sets forth the amounts payable to the Named Executive Officers in the event of a Change In Control as of February 2, 2008:

					Market Value of	Total Value of
					Equity Vesting	Severence
Name	Salary	Bonus	Benefits	SERP	(2)	Agreements(1)
Jane F. Aggers	$1,350,000	$—	$62,640	$—	$76,775	$1,489,415
Larry D. Fair	$125,000	$45,780	$15,132	$—	$10,707	$196,619
L. Gail Moore	$190,000	$—	$9,588	$—	$16,600	$216,188
William A. Sheffield	$140,000	$51,972	$10,800	$—	$13,197	$215,969
William D. Smothers	$140,000	$55,428	$15,132	$108	$14,193	$224,861

(1)	The tax benefits provided for in the Severance Agreements and the Agreement have not been determined.

(2)	Based on closing market value of $.83 on February 1, 2008.
How is the Company complying with Section 409A of the Internal Revenue Code?
Section 409A of the Internal Revenue Code was created with the passage of the American Jobs Creation Act of 2004. These new tax regulations create strict rules related to non-qualified deferred compensation earned and vested on or after January 1, 2005. We have conducted a thorough assessment of all affected plans and continue to take actions necessary to comply with the new requirements by the deadlines established by the Internal Revenue Service.
Compensation Committee Interlocks and Insider Participation
None of the Compensation Committee members have been officers or employees of the Company or any of its subsidiaries. In addition, no executive officer of the Company served during 2007 as a director or a member of the compensation committee of any entity that had an executive officer serving on the Board of Directors of the Company.

Summary of Cash and Certain Other Compensation
The following table sets forth summary information concerning the compensation during the periods indicated for the Named Executive Officers.
SUMMARY COMPENSATION TABLE

							Change in Pension
							Value and
						Non-	Nonquali-
						Equity	fied
						Incentive	Deferred	All
						Plan	Compensa-	Other
						Compen-	tion	Compen-
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	sation	Earnings	sation	Total
Position	Year	($)	($)	($)(1)	($)(1)	($)(2)	($)(3)	($)(4)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jane F. Aggers, Chief Executive	2007	$450,000	—	$278,133	$85,872	$36,900	—	$31,665	$882,570
Officer	2006	$450,000	—	$281,448	$87,556	—	—	$20,790	$839,794
Bruce D. Smith, Chief Financial	2007	$59,712	—	$1,812	$4,081	—	—	$1,870	$67,475
Officer	2006	$230,000	—	$85,175	$33,833	—	$9,133	$12,614	$370,755
Larry D. Fair, Vice President —	2007	$121,538	—	$29,445	$6,670	$7,380	—	$10,356	$175,389
Finance	2006	$102,500	—	$54,573	$13,533	—	$3,272	$11,059	$184,937
L. Gail Moore, Senior Vice President —	2007	$190,000	—	$15,718	$20,657	$6,150	—	$4,165	$236,690
Merchandising	2006	$116,923	—	$10,210	$13,416	—	—	$7,348	$147,897
William D. Smothers, Senior Vice President —	2007	$138,460	—	$37,165	$10,005	$12,300	$11,079	$10,176	$219,185
Real Estate	2006	$130,000	—	$68,423	$20,300	—	$13,509	$11,991	$244,223
William A. Sheffield, Senior Vice President —	2007	$137,076	—	$34,508	$10,005	$12,300	$6,009	—	$219,185
Distribution	2006	$121,000	—	$59,660	$20,300	—	$13,073	$13,711	$227,744

(1)	The amounts shown do not reflect compensation actually received by the Named Executive Officers. Instead, the amounts shown are the compensation costs recognized by the Company for the years ended February 2, 2008 and February 3, 2007, respectively as determined pursuant to FAS 123(R). The assumptions used to calculate the value of these stock and option awards are set forth under Note 12 to the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	The bonus shown is the closing market value of stock awarded under the Long-Term Incentive Compensation Plan on April 4, 2008.

(3)	See the table below captioned “Pension Benefits.”

(4)	All Other Compensation includes the following:

				Company
				Contributions to
				Defined
		Perquisites and	Life Insurance	Contribution
Name	Year	Personal Benefits	Premiums	Plans(A)	Other(B)
Jane F. Aggers	2007	$9,000	—	$22,665	—
	2006	$9,000	$540	$11,250	—
Bruce D. Smith	2007	—	—	—	$1,870
	2006	—	—	—	$12,614
Larry D. Fair	2007	—	—	—	$10,356
	2006	—	$504	—	$10,555
L. Gail Moore	2007	—	—	$4,165	—
	2006	$7,348	—	—	—
William D. Smothers	2007	—	—	—	$10,176
	2006	—	$1,620	—	$10,371
William A. Sheffield	2007	—	—	—	—
	2006	—	$1,620	—	$12,091

(A)	Represents employer contributions to the Company’s 401(k) plan, Hancock Fabrics, Inc. Retirement Savings Plan. Participants in the Hancock Fabrics, Inc. Consolidated Retirement Plan were ineligible for the Company contribution.

(B)	Represents amortized amounts of net present value under deferred compensation agreements between the Company and the eligible Named Executive Officers. Upon termination, Mr. Smith’s rights to payment under this agreement were forfeited.
     The following table sets forth summary information concerning the outstanding equity awards as of fiscal year end for those Named Executive Officers of the Company for which such disclosure is required.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards						Stock Awards
										Equity
										Incentive
										Plan
									Equity	Awards:
									Incentive	Market or
				Equity					Plan	Payout
				Incentive					Awards:	Value
				Plan					Number	Of
				Awards:				Market	Of	Unearned
	Number		Number	Number				Value of	Unearned	Shares,
	Of		Of	Of			Number	Shares of	Shares,	Units or
	Securities		Securities	Securities			Of Shares	Units of	Units or	Other
	Underlying		Underlying	Underlying			Or Units	Stock	Other	Rights
	Unexercised		Unexercised	Unexercised	Option		Of Stock	That Have	Rights	That Have
	Options		Options	Unearned	Exercise	Option	That Have	Not	That Have	Not
	(#)		(#)	Options	Price	Expiration	Not Vested	Vested	Not Vested	Vested
Name	Exercisable		Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jane F. Aggers	75,000	(1)	25,000 (1)	—	$9.44	12/15/14	92,500	$76,775	—	—
Larry D. Fair	4,000	(2)	—	—	$12.63	6/11/08	12,900	$10,707	—	—
	2,000	(2)	—	—	$4.25	6/15/10	—	—	—	—
	4,000	(3)	—	—	$7.50	6/14/11	—	—	—	—
	4,000	(4)	—	—	$18.09	6/13/12	—	—	—	—
	4,000	(4)	—	—	$15.84	6/11/13	—	—	—	—
	3,000	(4)	1,000 (4)	—	$12.20	6/9/14	—	—	—	—
William A. Sheffield	2,000	(2)	—	—	$4.25	6/15/10	15,900	$13,197	—	—
	6,000	(3)	—	—	$7.50	6/14/11	—	—	—	—
	6,000	(4)	—	—	$18.09	6/13/12	—	—	—	—
	6,000	(4)	—	—	$15.84	6/11/13	—	—	—	—
	4,500	(4)	1,500 (4)	—	$12.20	6/9/14	—	—	—	—
L. Gail Moore	12,500	(4)	37,500	—	$3.16	6/12/16	20,000	$16,600	—	—
William D. Smothers	4,500	(3)	—	—	$7.50	6/14/11	17,100	$14,193	—	—
	6,000	(4)	—	—	$18.09	6/13/12	—	—	—	—
	6,000	(4)	—	—	$15.84	6/11/13	—	—	—	—
	4,500	(4)	1,500 (4)	—	$12.20	6/9/14	—	—	—	—

(1)	Stock options were granted under the 2004 Special Stock Plan, vest in equal installments on the first four anniversaries of the grant date, with a 10 year life.

(2)	Stock options were granted under the 1996 Stock Option Plan and vest in equal installments on the first two anniversaries of the grant date, with a 10 year life.

(3)	Stock options were granted under the 1996 Stock Option Plan and vest in equal installments on the first four anniversaries of the grant date, with a 10 year life.

(4)	Stock options were granted under the 2001 Stock Incentive Plan and vest in equal installments on the first four anniversaries of the grant date, with a 10 year life.
The following table sets forth summary information concerning the exercise of options and the vesting of stock as of fiscal year end for those Named Executive Officers of the Company for which such disclosure is required.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	on	on	on	on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)(1)
(a)	(b)	(c)	(d)	(e)
Jane F. Aggers	—	—	38,750	$34,738 (2)
Bruce D. Smith	—	—	—	--
Larry D. Fair	—	—	3,700	$10,508 (3)
L. Gail Moore	—	—	5,000	$14,250 (4)
William A. Sheffield	—	—	3,900	$11,076 (3)
William D. Smothers	—	—	4,600	$13,064 (3)

(1)	Value is based on the average of the high and low prices of the common stock on the vesting date or the next trading date after the vesting date.

(2)	18,750 restricted shares vested on December 8, 2007, and 20,000 shares vested on December 16, 2007.

(3)	These restricted shares vested on June 14, 2007.

(4)	These restricted shares vested on June 13, 2007.
Pension Plans
The Company maintains a noncontributory retirement program under which retirement benefits are provided by a qualified defined benefit pension plan supplemented by a nonqualified unfunded plan affording certain benefits that cannot be provided by the qualified plan. In this description, the qualified and nonqualified plans are treated as one “Plan.” Only Mr. Smith, Mr. Fair, Mr. Sheffield, and Mr. Smothers participate in the Plan.
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
Under the Plan formula applicable to Mr. Smith, Mr. Fair, Mr. Sheffield, and Mr. Smothers, the annual retirement benefit payable at normal retirement age as a straight life annuity is the sum of: (1) for years of credited service through 1992, 1% of average annual compensation during the five years ending December 31, 1992, multiplied by years of credited service through 1992, plus 0.33% of such average annual compensation in excess of $50,640 multiplied by years of credited service through 1992 up to a maximum of 30 years, and (2) for each year of credited service following 1992, 1% of annual compensation for that year, plus (for years of credited service up to a maximum of 30 years) 0.33% of such annual compensation in excess of the Social Security maximum wage base for that year.

PENSION BENEFITS

		Number of Years	Present Value of
		Credited Service	Accumulated Benefit	Payments During
Name(1)	Plan Name	(#)	($)(2)	Last Fiscal Year($)
(a)	(b)	(c)	(d)	(e)
Bruce D. Smith	Hancock Fabrics, Inc. Consolidated Retirement Plan	10.16	$79,682	—
	Hancock Fabrics, Inc. Supplemental Retirement Plan	10.16	$9,297	—
Larry D. Fair	Hancock Fabrics, Inc. Consolidated Retirement Plan	22.0	$77,716	—
	Hancock Fabrics, Inc. Supplemental Retirement Plan	22.0	—	—
William A. Sheffield	Hancock Fabrics, Inc. Consolidated Retirement Plan	33.0	$237,409	—
	Hancock Fabrics, Inc. Supplemental Retirement Plan	33.0	—	—
William D. Smothers	Hancock Fabrics, Inc. Consolidated Retirement Plan	39.0	$369,972	—
	Hancock Fabrics, Inc. Supplemental Retirement Plan	39.0	$995	—

(1)	Participation in the Hancock Fabrics, Inc. Consolidated Retirement Plan was frozen to employees with a hire date on or after January 1, 2005; therefore, Ms. Aggers and Ms. Moore are ineligible for this benefit.

(2)	As of February 2, 2008.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Members of the Compensation Committee:
Roger T. Knox, Co-Chair
Don L. Frugé
Wellford L. Sanders, Jr.
Donna L. Weaver
Bernard J. Wein, Co-Chair

Compensation of Directors
This table shows the compensation paid to our non-employee directors during the 2007 fiscal year. No amounts were paid to our non-employee directors during the 2007 fiscal year that would be classified as “Non-Equity Incentive Plan Compensation,” “Changes in Pension Value and Nonqualified Deferred Compensation Earnings” or “All Other Compensation,” so these columns have been omitted from the table.

	Fees
	Earned
	or
	Paid in	Stock	Option
	Cash	Awards(1)	Awards(2)	Total
Name	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(h)
Don L. Frugé	$45,000	$15,000	$5,438	$65,438
Roger T. Knox	$51,000	$9,000	$5,438	$65,438
Wellford L. Sanders	$45,000	$15,000	$12,378	$72,378
Donna L. Weaver	$45,000	$15,000	$5,438	$65,438
Bernard J. Wein	$45,000	$15,000	$12,351	$72,351

(1)	Non-employee directors are permitted to receive meeting fees in shares of the Company’s common stock pursuant to the Company’s 2005 Stock Compensation Plan for Non-Employee Directors. The amounts shown reflect the value of fees directors elected to receive in shares.

(2)	Non-employee directors receive stock option grants under the 2001 Stock Incentive Compensation Plan at each annual meeting. No annual meeting was held during 2007; therefore, stock options were not granted to directors during 2007. The amounts shown do not reflect compensation actually received by the non-employee directors. Instead, the amounts shown are the compensation costs recognized by the Company for the year ended February 2, 2008, as determined pursuant to FAS 123(R). The assumptions used to calculate the value of these option awards are set forth under Note 12 to accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. As of February 2, 2008, each non-employee director held the following aggregate number of outstanding stock options:

Option
Awards
Director	(#)*
Don L. Frugé	20,000
Roger T. Knox	20,000
Wellford L. Sanders	12,500
Donna L. Weaver	20,000
Bernard J. Wein	12,500

*	Includes vested and unvested stock options.
Under the 2005 Stock Compensation Plan for Non-Employee Directors which was approved by stockholders in June 2005, each eligible director could elect in advance to receive all or part of their quarterly director’s fee in the form of shares of common stock based on the market value on the date fees are payable. Each eligible director receives a fee of $15,000 quarterly, in either stock or cash at each director’s discretion. Subsequent to March 21, 2007, the eligible directors elected to receive all of their quarterly fees in cash. No additional fees are paid for meetings attended or chaired.
Also on June 7, 2006, the Board of Directors amended the Company’s 2001 Stock Incentive Plan (the “Stock Incentive Plan”) to increase the annual stock option grant to each incumbent non-employee director from 2,500 to 20,000 shares and to increase the initial stock option grant to a newly appointed non-employee director from 10,000 shares to up to 20,000 shares (pro rated for the length of time remaining until the next June 15th, the approximate date of the Company’s annual meeting). This amendment is pending shareholder approval. Annual meetings were not held in 2006 and 2007; therefore, stock options were not granted to non-employee directors.

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

Total Return Analysis	2/2/2003	2/1/2004	1/30/2005	1/28/2006	2/3/2007	2/2/2008
Hancock Fabrics	$100.00	$103.20	$57.13	$28.50	$26.14	$5.44
S&P Specialty Stores Index	$100.00	$136.38	$146.39	$182.78	$212.96	$160.45
Russell 2000 Index	$100.00	$156.05	$164.71	$196.74	$217.49	$196.28

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of February 2, 2008, with respect to compensation plans under which shares of the Company’s common stock may be issued.

	(a)	(b)	(c)
	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants,	options, warrants,	securities reflected
Plan Category	and rights	and rights	in column (a) (3)

Equity compensation plans approved by security holders (1)	1,037,300	$10.80	1,330,950

Equity compensation plans not approved by security holders (2)	100,000	$9.44	—

	1,137,300	$10.68	1,330,950

(1)	Consists of shares of the Company’s common stock authorized for issuance under the Company’s 1987 Stock Option Plan, 1996 Stock Option Plan and 2001 Stock Incentive Plan.

(2)	This option grant was made from the 2004 Special Stock Plan, which was adopted to provide an employment inducement award exemption allowed under Section 303A.08 of the New York Stock Exchange Listed Company Manual.

(3)	These securities include shares available under the Company’s 2001 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Certain Beneficial Owners
The following table provides information about the persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock as of April 5, 2008:

Name and Address of	Number of Shares	Percent of
Beneficial Owner	Beneficially Owned	Class(1)
Aspen Advisors LLC (2) 152 West 57th Street New York, NY, 10019	508,460	2.6%
Sopris Capital Advisors, LLC (2) 314 S. Galena Street, Suite 300 Aspen, CO 81611	2,423,140	12.5%
Sopris Capital, LLC (2) 314 S. Galena Street, Suite 300 Aspen, CO 81611	1,736,790	8.9%
EnterAspen Ltd. First Caribbean House, 4th Floor, P.O. Box 487 Grand Caymen, Cayman Islands, KY1-1106	1,194,810	6.2%
Nikos Hecht (2) 314 S. Galena Street, Suite 300 Aspen, CO 81611	2,931,600	15.1%
Berg & Berg Enterprises, LLC (3) 10050 Brandley Drive Cupertino, CA 94014	2,717,000	14.0%
Dimensional Fund Advisors LP (4) 1299 Ocean Avenue, Santa Monica, CA 90401	5,600	0.0%
Warren B. Kandars(5) C/o Kanders & Company, Inc. One Landmark Square, 22nd Floor Stamford, CT 06901	1,930,000	9.9%

(1)	Based on 19,402,012 shares of common stock outstanding as of April 5, 2008.

(2)	The information as to beneficial ownership is based on a Schedule 13G/A filed with the SEC on February 13, 2008, reflecting beneficial ownership of the Company’s common stock. The Schedule 13G was filed together for the following reporting persons:
Aspen Advisors LLC (“Aspen Advisors”)
Sopris Capital Advisors, LLC (“Sopris Advisors”)
Sopris Partners Series A, a series of Sopris Capital Partners, L.P. (“Sopris Partners”)
Sopris Capital, LLC (“Sopris Capital”)
EnterAspen Ltd. (“EnterAspen”)
Nikos Hecht

Of the shares reported as beneficially owned in this Schedule 13G, 1,736,790 shares are owned directly by Sopris Partners and 508,460 shares are owned by private clients of Aspen Advisors and 686,350 are owned by private clients of Sopris Advisors. Of the shares reported as owned by private clients of

Aspen Advisors and Sopris Advisors, 1,194,810 are owned by EnterAspen, 508,460 are owned through an account managed by Aspen Advisors, and 686,350 are owned through an account managed by Sopris Advisors. Sopris Capital is the general partner of Sopris Partners and, as such, may be deemed to share beneficial ownership of the Common Stock owned directly by Sopris Partners. Each of Aspen Advisors and Sopris Advisors is an Attorney-in-Fact for EnterAspen. Mr. Hecht is the managing member of each of Aspen Advisors and of Sopris Advisors and the sole member of the managing member of Sopris Capital. As the managing member of Aspen Advisors and Sopris Advisors, the sole member of the managing member of Sopris Capital and the owner of a majority of the membership interests in each of Sopris Capital, Aspen Advisors, and of Sopris Advisors, Mr. Hecht may be deemed to be the controlling person of Sopris Capital, Aspen Advisors, and of Sopris Advisors, and through Sopris Capital, Sopris Partners. Each of Aspen Advisors and Sopris Advisors, as investment manager for their respective private clients, and with respect to Sopris Advisors, also as investment manager for Sopris Partners, has discretionary investment authority over the Common Stock held by their respective private clients and Sopris Partners, as applicable. Accordingly, Mr. Hecht may be deemed to be the beneficial owner of the Common Stock held by Sopris Partners and the private clients of Aspen Advisors and Sopris Advisors. Each of Sopris Partners and Sopris Capital disclaims any beneficial interest in the Common Stock owned by the accounts managed by Sopris Advisors and Aspen Advisors.

(3)	The information as to beneficial ownership is based on a Schedule 13G filed with the SEC on April 27, 2007.

(4)	The information as to beneficial ownership is based on a Schedule 13G/A filed with the SEC on February 6, 2008, reflecting beneficial ownership of the Company’s common stock. In the Schedule 13G, Dimensional Fund Advisors LP (“Dimensional”) states that it is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. Dimensional states that all securities reported in the Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(5)	The information as to beneficial ownership is based on a Schedule 13G filed with the SEC on November 30, 2007.

Security Ownership of Management
The following table provides information, as of April 5, 2008, about the beneficial ownership of the Company’s common stock by each of the Company’s directors, Named Executive Officers, and all directors and executive officers as a group:

Name of	Number of Shares	Percent of
Beneficial Owner(1)	Beneficially Owned(2)	Class(3)

Jane F. Aggers	295,000	1.5%

Bruce D. Smith(4)	150,658	*

Larry D. Fair	56,419	*

L. Gail Moore	38,810	*

William D. Smothers	146,470	*

William A. Sheffield	52,683	*

Don L. Frugé	76,955	*

Roger T. Knox	60,825	*

Wellford L. Sanders, Jr.	45,839	*

Donna L. Weaver	141,797	*

Bernard J. Wein	47,066	*

All directors and executive officers as a group (11 persons)	1,112,522	5.7%

*	Less than 1%

(1)	Unless otherwise indicated, the address for each beneficial owner is One Fashion Way, Baldwyn, Mississippi 38824.

(2)	As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security. All persons listed above have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock. Included in the above table are options to acquire shares of common stock which the listed individuals, respectively, have the right to acquire beneficial ownership of on or before June 4, 2008 (60 days from April 5, 2008). Also included in the above table are shares of unvested restricted stock in which the respective individuals have the right to vote and receive dividends before vesting. Options and unvested restricted shares included in the above table are as follows:

		Unvested
	Options	Restricted Shares

• Ms. Aggers:	75,000	92,500
• Mr. Smith:	66,500	—
• Mr. Fair:	21,000	12,900
• Ms. Moore:	12,500	20,000
• Mr. Smothers:	21,000	17,100
• Mr. Sheffield:	24,500	15,900
• Mr. Frugé:	18,125	—
• Mr. Knox:	18,125	—
• Mr. Sanders:	8,750	—
• Ms. Weaver:	18,125	—
• Mr. Wein:	8,750	—

(3)	Based on 19,402,012 shares of common stock outstanding as of April 5, 2008.

(4)	Mr. Smith resigned from the Company effective March 30, 2007. Shares are reflected for this individual as of his termination date.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
There are no relationships or transactions that are required to be reported.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered for the Company by Burr Pilger & Mayer LLP in 2007 and 2006 were as follows (in thousands):

	Year Ended	Year Ended
	February 2, 2008	February 3, 2007
Audit Fees(1)	$600	$1,564
Audit-Related Fees(1)	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$600	$1,564

(1)	Reflects actual fees paid to date and fees anticipated.
For purposes of the above table, in accordance with the definition and rules of the SEC, “Audit Fees” are fees billed to the Company for professional services for the audit of the Company’s Consolidated Financial Statements included in Form 10-K and review of financial statements included in Forms 10-Q, or for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements. “Audit Related Fees” are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. “Tax fees” are fees billed for tax compliance, tax advice, and tax planning.
The Audit Committee pre-approves all services performed by the Company’s independent auditors in accordance with the Company’s Audit Committee Pre-Approval Policy. The Pre-Approval Policy requires that any audit or non-audit services performed by the Company’s independent auditors receive either specific or appropriate general pre-approval by the Audit Committee. In addition, any service performed by the independent auditors that exceeds a pre-determined fee level is required to receive specific pre-approval by the Audit Committee. The Company’s independent auditor is permitted to provide audit, audit-related, tax, and other services as detailed in the Pre-Approval Policy. The Company’s independent auditor is prohibited from performing certain non-audit services detailed in the policy. The Audit Committee pre-approved 100% of the services described above.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements

The Consolidated Financial Statements of the Company are set forth in Item 8 of this Report as listed on the Index to Consolidated Financial Statements on page 35 of this Report.

(a)(2)	Financial Statement Schedules

Schedule II — Valuation and qualifying accounts. (see page 105 of this Report)

All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3)	Exhibits

3.1	a		Certificate of Incorporation.
3.2	d		By-Laws.
3.3	s		Amended and Restated By-Laws, effective July 3, 2007.
4.1	g		Amended and restated Rights Agreement with Continental Stock and Transfer Company, dated March 23, 1987, and amended and restated most recently on March 4, 2001.
4.2	b		Agreement with Continental Stock and Transfer Company (as Rights Agent) dated July 16, 1992.
10.1	d		Form of Indemnification Agreement, dated June 8, 1995, for each of Don L. Frugé and Donna L. Weaver.
10.2	e		Form of Indemnification Agreements for Bruce D. Smith dated December 10, 1996, Larry D. Fair dated June 8, 1995, William A. Sheffield, Jr. dated June 13, 1996, and William D. Smothers dated July 8, 1995.
10.3	e	•	Form of Agreements (deferred compensation) with Bruce D. Smith dated December 10, 1996, Larry D. Fair dated June 13, 1996, William A. Sheffield, Jr. dated June 13, 1996, and William D. Smothers dated June 9, 1988.
10.4	e	•	Form of Severance Agreements with Bruce D. Smith dated December 10, 1996 and Larry D. Fair, William A. Sheffield, Jr., and William D. Smothers dated May 4, 2002.
10.5	e	•	Form of Agreements to Secure Certain Contingent Payments with Bruce D. Smith dated December 10, 1996.
10.6	c	•	Supplemental Retirement Plan, as amended.
10.7	e	•	1996 Stock Option Plan.
10.8	a	•	Extra Compensation Plan.
10.9	f		Indemnification Agreement for Roger T. Knox dated June 21, 1999.
10.10	f	•	Form of Agreement and Renewal of Severance Agreement for Bruce D. Smith dated May 4, 1999.
10.11	h	•	2001 Stock Incentive Plan.
10.12	i	•	Officer Incentive Compensation Plan as amended.
10.13	i	•	Amended and Restated 1995 Restricted Stock Plan and Deferred Stock Unit Plan.
10.14	j	•	Employment Agreement with Jane F. Aggers, dated as of December 15, 2004.
10.15	k	•	2004 Special Stock Plan.
10.16	j	•	Amendment to Agreement and Agreement to secure Certain Contingent Payments with Bruce D. Smith, dated as of March 15, 2005.
10.17	j		Form of Indemnification Agreement, dated September 23, 2004 for Wellford L. Sanders, Jr. and June 10, 2004 for Bernard J. Wein.

10.18	l		Loan and Security Agreement (“Wachovia Credit Facility”), dated June 29, 2005, by and among Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc., HF Resources, Inc. and Wachovia Bank, National Association, in its capacity as agent.
10.19	l		Pledge and Security Agreement, dated June 29, 2005, by Hancock Fabrics, Inc., to and in favor of Wachovia Bank, National Association, in its capacity as agent.
10.20	l		Pledge and Security Agreement, dated June 29, 2005, by HF Resources, Inc., to and in favor of Wachovia Bank, National Association, in its capacity as agent.
10.21	l		Pledge and Security Agreement, dated June 29, 2005, by HF Enterprises, Inc., to and in favor of Wachovia Bank, National Association, in its capacity as agent.
10.22	l		Trademark Collateral Assignment and Security Agreement, dated June 29, 2005, by and among HF Enterprises, Inc. and Wachovia Bank, National Association, in its capacity as agent.
10.23	l		Guarantee, dated June 29, 2005, by Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc. in favor of Wachovia Bank, National Association, in its capacity as agent.
10.24	l		Deposit Account Control Agreement, dated June 29, 2005, by and among BancorpSouth Bank, Hancock Fabrics, Inc. and Wachovia Bank, National Association, in its capacity as agent.
10.25	l		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixtures, dated June 29, 2005, by and from Hancock Fabrics, Inc. to Donald G. Ogden for the benefit of Wachovia Bank, National Association, in its capacity as agent.
10.26	l		Affiliate Subordination Agreement, dated June 29, 2005, by and among Wachovia Bank, National Association, in its capacity as agent, HF Resources, Inc. and HF Enterprise, Inc.
10.27	m		First Amendment to Wachovia Credit Facility dated July 26, 2005.
10.28	n	•	2005 Stock Compensation Plan for Non-Employee Directors.
10.29	o	•	Amendment to Employment Agreement with Jane F. Aggers, dated December 15, 2004.
10.30	o	•	Amendment No. 1, dated December 9, 2005, to the Amended and Restated Rights Agreement.
10.31	t	•	Severance agreement with Kathleen Kennedy, dated March 15, 2006.
10.32	p	•	Amendment No. 2, dated March 20, 2006, to the Amended and Restated Rights Agreement.
10.33	p	•	Amended and Restated Rights Agreement with Continental Stock Transfer and Trust Company as amended through March 20, 2006.
10.34	t	•	2001 Stock Incentive Plan, as amended.
10.35	t	•	Severance agreement with Gail Moore, dated June 12, 2006.
10.36	q		Fifth Amendment to Wachovia Credit Facility dated October 31, 2006.
10.37	t		Ratification and Amendment Agreement, dated March 22, 2007, by and among Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc., HF Resources, Inc. and Wachovia Bank, National Association, in its capacity as agent.
10.38	t		Amendment No. 1 to Ratification and Amendment Agreement, and Amendment No. 7 to Wachovia Credit Facility, dated April 19, 2007.
10.39	t	•	Severance agreement with Kathleen Kennedy, dated May 9, 2007.
10.40	t		Amended and restated, Deposit Account Control Agreement, dated May 24, 2007, by and among BancorpSouth Bank, Hancock Fabrics, Inc. and Wachovia Bank, National Association, in its capacity as agent.
10.41	s		Loan and Security Agreement (Ableco Facility), dated June 15, 2007.
10.42	*	•	Form of Amendments and Renewals of Severance Agreements for Larry D. Fair, William A. Sheffield and William D. Smothers, Jr. dated March 16, 2005.
10.43	*	•	Form of Amendments to the Deferred Compensation Agreements for Larry D. Fair, William A. Sheffield, Jr. and William D. Smothers dated December 22, 2005.
10.44	u		GE Capital Commitment letter date April 9, 2008.

21	*	Subsidiaries of the Registrant.
23.1	*	Consent of Burr, Pilger & Mayer LLP.
31.1	*	Certification of Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a	Form 10—K dated April 27, 1992.
b	Form 10—K dated April 26, 1993.
c	Form 10—K dated April 24, 1995.
d	Form 10—K dated April 22, 1996.
e	Form 10—K dated April 22, 1997.
f	Form 10—K dated April 25, 2000.
g	Form 8—K dated April 6, 2001.
h	Form S-8 dated September 7, 2001.
i	Form 10-K dated April 28, 2003.
j	Form 10-K dated April 15, 2005.
k	Form S-8 dated April 14, 2005.
l	Form 8—K dated July 6, 2005.
m	Form 10—Q dated September 8, 2005.
n	Form S-8 (File No. 333-128432) dated September 20, 2005.
o	Form 8—K dated December 9, 2005.
p	Form 8-K dated March 20, 2006.
q	Form 8-K dated November 1, 2006.
r	Form 8-K dated June 20, 2007.
s	Form 8-K dated July 5, 2007.
t	Form 10-K dated February 19, 2008
u	Form 8-K dated April 10, 2008.
•	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April 2008.

HANCOCK FABRICS, INC.
By	/s/ Jane F. Aggers
Jane F. Aggers
President, Director and Chief Executive Officer (Principal Executive Officer)

By	/s/ Robert W. Driskell
Robert W. Driskell
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Jane F. Aggers Jane F. Aggers President, Director and Chief Executive Officer (Principal Executive Officer)	April 17, 2008

/s/ Robert W. Driskell Robert W. Driskell Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2008

/s/ Don L. Frugé Don L. Frugé Director	April 17, 2008

/s/ Roger T. Knox Roger T. Knox Director	April 17, 2008

/s/ Wellford L. Sanders, Jr. Wellford L. Sanders, Jr. Director	April 17, 2008

/s/ Donna L. Weaver Donna L. Weaver Director	April 17, 2008

/s/ Bernard J. Wein Bernard J. Wein Director	April 17, 2008

HANCOCK FABRICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS 2007, 2006, AND 2005
(In thousands)

		Additions
		Charged	Charged
	Balance	to Costs	to		Balance
	Beginning of	and	Other		Ending of
	Year	Expenses	Accounts	Deductions	Year

For the year ended February 2, 2008
Allowance for doubtful accounts	$56	$—	$—	$—	$56
Reserve for sales returns	194	62	—	(128)	128
Reserve for lower of cost or market inventory	338	118	—	(112)	344
Reserves for store closings	1,864	4,477	—	(945)	5,396
Asset retirement obligations	476	—	—	(157)	319
Deferred tax asset valuation allowance	26,109	6,706	464	—	33,279

For the year ended February 3, 2007
Allowance for doubtful accounts	$51	$5	$—	$—	$56
Reserve for sales returns	219	25	—	(50)	194
Reserve for lower of cost or market inventory	372	—	—	(34)	338
Reserves for store closings	1,179	1,675	—	(990)	1,864
Asset retirement obligations	523	1	—	(48)	476
Deferred tax asset valuation allowance	12,659	10,042	3,408	—	26,109

For the year ended January 28, 2006
Allowance for doubtful accounts	$47	$4	$—	$—	$51
Reserve for sales returns	242	219	—	(242)	219
Reserve for lower of cost or market inventory	—	372	—	—	372
Reserves for store closings	1,166	671	—	(658)	1,179
Asset retirement obligations	473	50	—	—	523
Deferred tax asset valuation allowance	838	10,301	1,520 (a)	—	12,659

(a)	- Recorded as a component of other comprehensive income (loss) related to minimum pension, SERP, and OPEB liabilities.