Form 10-Q
period 2008-05-03
HANCOCK FABRICS INC
filed 2008-06-09
CIK 812906

22
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended   May 3, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      [  ]                                                                Accelerated Filer    [  ]

Non-Accelerated Filer   [ ]                                                                Smaller Reporting Company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of May 3, 2008, there were 19,400,012, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

INDEX

Part I. Financial Informaiton:
Page
Item 1. Financial Statements

Consolidated Balance Sheets as of May 3, 2008 and February 2, 2008	3

Consolidated Statements of Operations for the Thirteen Weeks
Ended May 3, 2008 and May 5, 2007	4

Consolidated Statement of Shareholders' Equity for the Thirteen
Weeks Ended May 3, 2008	5

Consolidated Statements of Cash Flows for the Thirteen Weeks
Ended May 3, 2008 and May 5, 2007	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4. Controls and Procedures	18

Part II. Other Information:

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.
(Debtor-In-Possession)
CONSOLIDATED BALANCE SHEETS
	(unaudited)
	May 3,	February 2,
(in thousands, except for share and per share amounts)	2008	2008 (1)
Assets
Current assets:
Cash and cash equivalents	$2,705	$2,280
Receivables, less allowance for doubtful accounts	4,037	4,453
Inventories	81,150	77,907
Income taxes refundable	8,118	8,118
Prepaid expenses	1,058	1,748
Total current assets	97,068	94,506

Property and equipment, net	44,531	43,683
Goodwill	3,406	3,406
Other assets	7,653	7,107
Total assets	$152,658	$148,702

Liabilities and Shareholders' Equity
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$17,906	$19,393
Accrued liabilities	13,996	14,354
Total current liabilities	31,902	33,747

Long-term debt obligations	36,981	23,608
Postretirement benefits other than pensions	384	315
Pension and SERP liabilities	396	270
Other liabilities	2,986	3,071
Total liabilities not subject to compromise	72,649	61,011

Liabilities subject to compromise	58,808	60,635

Total liabilities	131,457	121,646

Commitments and contingencies (See Note 6)

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized;
32,748,983 and 32,601,483 issued and 19,400,012 and
19,285,235 outstanding, respectively	327	326
Additional paid-in capital	75,770	75,324
Retained earnings	94,869	100,953
Treasury stock, at cost, 13,348,971 and 13,316,248
shares held, respectively	(153,661)	(153,622)
Accumulated other comprehensive income	3,896	4,075
Total shareholders' equity	21,201	27,056
Total liabilities and shareholders' equity	$152,658	$148,702
See accompanying notes to consolidated financial statements.

(1) Derived from audited balance sheet included in our annual report on Form 10-K for the fiscal year February 2, 2008.

HANCOCK FABRICS, INC.
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 3,	May 5,
(in thousands, except per share amounts)	2008	2007

Sales	$63,816	$69,182
Cost of goods sold	36,014	38,126

Gross profit	27,802	31,056

Selling, general and administrative expense	29,750	28,725
Depreciation and amortization	1,013	742

Operating income (loss)	(2,961)	1,589

Reorganization expense, net	2,676	4,125
Interest expense, net	989	2,044

Loss from continuing operations before income taxes	(6,626)	(4,580)
Income taxes	-	-

Loss from continuing operations	(6,626)	(4,580)
Earnings from discontinued operations, (net of tax expense of $0 and $0)	542	3,369
Net loss	$(6,084)	$(1,211)

Basic and diluted loss per share:
Loss from continuing operations	$(0.35)	$(0.24)
Earnings from discontinued operations	0.03	0.18
Net loss	$(0.32)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	18,984	18,847

See accompanying notes to consolidated financial statements

HANCOCK FABRICS, INC.
(Debtor-In-Possession)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

Thirteen Weeks Ended May 3, 2008

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance February 2, 2008	32,601,483	$326	$75,324	$100,953	(13,316,248)	$(153,622)	$4,075	$27,056
Comprehensive loss:
Net loss				(6,084)				(6,084)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							(179)	(179)
Total comprehensive loss								(6,263)
Issuance of restricted stock	149,500	1	(1)					-
Cancellation of restricted stock	(2,000)							-
Stock compensation expense			447					447
Purchase of treasury stock					(32,723)	(39)		(39)
Balance May 3, 2008	32,748,983	$327	$75,770	$94,869	(13,348,971)	$(153,661)	$3,896	$21,201

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
(Debtor-In-Possession)
Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007

Cash flows from operating activities:
Net loss	$(6,084)	$(1,211)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities
Depreciation and amortization, including cost of goods sold	1,584	2,325
Amortization of deferred loan costs	156	929
LIFO inventory reserve	767	(4,318)
Stock compensation expense	447	419
Reserve for store closings credits, including interest expense	(545)	2,079
Reserve for obsolete inventory	(194)	(25)
Reserve for sales returns and bad debts	-	(81)
Stepped rent accrual	(22)	(116)
Gain on disposition of property and equipment	17	211
Compensation expense for issuance of shares under directors' stock plan	-	69
Reorganization expense, net	2,676	4,125
(Increase) decrease in assets
Receivables and prepaid expenses	1,106	(1,983)
Inventory at current cost	(4,163)	46,011
Other noncurrent assets	(227)	(354)
Increase (decrease) in liabilities
Accounts payable	(2,538)	4,416
Accrued liabilities	(333)	(1,041)
Postretirement benefits other than pensions	(215)	(696)
Long-term pension and SERP liabilities	96	430
Other liabilities	(229)	(445)
Net cash provided by (used in) operating activities before reorganization activities	(7,701)	50,744
Net cash used for reorganization activities	(2,616)	(3,503)
Net cash provided by (used in) operating activities	(10,317)	47,241

Cash flows from investing activities:
Additions to property and equipment	(2,144)	(784)
Proceeds from the disposition of property and equipment	43	493
Net cash used in investing activities	(2,101)	(291)
Cash flows from financing activities:
Net payments on revolving credit facility	-	(59,584)
Net borrowings on DIP credit facility	13,373	15,893
Payments for capital leases	(16)	(29)
Payments for loan costs	(475)	(775)
Purchase of treasury stock	(39)	(32)
Net cash provided by (used in) financing activities	12,843	(44,527)
Increase in cash and cash equivalents	425	2,423
Cash and cash equivalents:
Beginning of period	2,280	2,499
End of period	$2,705	$4,922

Supplemental disclosures:
Cash paid during the period for:
Interest	$903	$1,099
Income taxes	-	-
Non-cash activities:
Noncash change in funded status of benefit plans	$(179)	$292
Decrease in capital lease obligations	(18)	(34)
Issuance of restricted stock	35	18
Cancellation of restricted stock	(6)	(605)

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1:  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  As of May 3, 2008, Hancock operated 270 stores in 37 states and an internet store under the domain name hancockfabrics.com.  Hancock conducts business in one operating business segment.  As discussed in Note 2, the Company is operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

References herein to “Hancock”, the “Company”, “we”, “our”, or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise.

We maintain our financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31.

The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended February 2, 2008 filed with the U.S. Securities and Exchange Commission (SEC) on April 17, 2008. The accompanying (a) consolidated balance sheet as of February 2, 2008, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of May 3, 2008, and our consolidated results of operations and cash flows for the thirteen weeks ended May 3, 2008, and May 5, 2007.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. Since March 21, 2007, the Company has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, its ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and have the plan confirmed by the Bankruptcy Court, comply with terms of loan agreements, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There can be no assurance that the Company will be able to achieve any of these results, which could raise substantial doubts about our ability to continue as a going concern and result in the complete liquidation of all assets for the benefit of our creditors. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Reclassification

The Company has netted $2.2 million of deferred tax assets against deferred tax liabilities of the same amount as of February 2, 2008, in the accompanying condensed consolidated balance sheet to conform with the current year presentation.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007) (“SFAS No. 141R”), Business Combinations. SFAS No. 141(R) will change accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also will change the accounting treatment and disclosures for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions effectuated after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 160 will have on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe the adoption of SFAS 161 will have an effect on our Consolidated Financial Statements.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to May 3, 2008. None of these new standards had or is expected to have a significant impact on Hancock’s Consolidated Financial Statements.

NOTE 2 – PROCEEDINGS UNDER CHAPTER 11 AND RELATED FINANCINGS

On March 21, 2007, the Company filed voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Delaware (the "Court") (Case No. 07-10353). The reorganization case is being administered under the caption "In re Hancock Fabrics, Inc., Case No. 07-10353."

We have in place a Court-approved $105 million debtor-in-possession credit facility (the “DIP Credit Facility”) to supplement our cash flow during the reorganization process. In addition, the Company has an additional loan of up to $17.5 million (the “Loan Agreement”).  This loan is also being utilized for general working capital purposes.  See Note 6 to the accompanying Consolidated Financial Statements for further discussion of the DIP Credit Facility and Loan Agreement.

The Company is currently operating within a motion submitted to the Court which extends the period which the Company has the exclusive right to file a plan through and including June 30, 2008, and has the exclusive right to solicit acceptances thereof through and including August 30, 2008.

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

The Company and General Electric Capital Corporation (“GE Capital”) have entered into a financing commitment letter, which was subsequently approved by the Court, whereby GE Capital has committed to a senior revolving line of credit to replace the current DIP Credit Facility and Loan Agreement.  The closing of this facility remains subject to a number of conditions, including but not limited to Court confirmation of a Plan.

The Company also filed a  registration statement on Form S-1 with the Securities and Exchange Commission on May 16, 2008. The Company is registering the offering of $20 million of floating rate secured notes and warrants to purchase 9,500,000 shares of common stock.   We have entered into an agreement with certain parties to subscribe for and purchase any of the secured notes which are not subscribed for and purchased by other shareholders.  This commitment letter is subject to approval by the Court and can be found in its entirety as an exhibit to the Current Report on Form 8-K filed on May 30, 2008.  This additional $20 million in financing satisfies one of the conditions required under the GE Capital financing.

The Company intends to file a plan of reorganization during the second calendar quarter of 2008 and exit Chapter 11 thirty to sixty days later.

American Institute of Certified Public Accountant Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganized under Bankruptcy Code. The Company implemented this guidance for the year ended February 2, 2008. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession.  Per SOP 90-7, these estimated claims are reflected in the May 3, 2008, Consolidated Balance Sheet as Liabilities Subject to Compromise and are summarized in the table below.  Such claims remain subject to future adjustments which may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, proofs of claim, or other events. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or as a result of the allowance of contingent or disputed claims. Claims are recorded at the amount of the expected allowed claim even if they may be settled for lesser amounts.

Liabilities Subject to Compromise as of May 3, 2008 and February 2, 2008 (in thousands):

	May 3,	February 2,
	2008	2008
Accounts payable	$27,432	$28,483
Accrued liabilities:
Payroll and benefits	68	132
Rent liability	581	576
Capital lease obligations	70	67
Store closing liability	4,838	5,396
Customer liability and property claims	738	695
Deferred compensation	290	290
Other	154	167
Total accrued liabilities	6,739	7,323
Income taxes payable	1,500	1,500
Long term capital lease obligations	3,347	3,365
Post retirement benefits other than pensions	8,414	8,414
Pension and SERP liability	5,007	5,007
Other Liabilities:
Long Term Deferred Compensation	3,812	3,948
Long Term Stepped Rent	2,158	2,186
Unapplied Rent Credit	367	390
Other	32	19
Total other liabilities	6,369	6,543
Total liabilities subject to compromise	$58,808	$60,635

NOTE 3: EMPLOYEE BENEFIT PLANS

The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen weeks ended May 3, 2008 and May 5, 2007 (in thousands):

	Retirement Plan		Postretirement Benefit Plan
	2008	2007	2008	2007
Service costs	$352	$597	$63	$77
Interest cost	1,132	1,094	139	132
Expected return on assets	(1,374)	(1,403)	-	-
Amortization of prior service costs	(20)	25	(240)	(294)
Recognized net actuarial (gain) loss	117	209	(43)	(42)
Net periodic benefit cost	$207	$522	$(81)	$(127)

NOTE 4:  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is presented for basic and diluted earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

COMPUTATION OF EARNINGS (LOSS) PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended
per share amounts)	May 3,	May 5,
	2008	2007
Basic earnings (loss) per share:
Net loss	$(6,084)	$(1,211)

Weighted average number of common shares outstanding during period	18,983,877	18,846,855

Basic earnings (loss) per share	$(0.32)	$(0.06)
Diluted earnings (loss) per share:
Net loss	$(6,084)	$(1,211)

Weighted average number of common shares outstanding during period	18,983,877	18,846,855
Stock options	-	-
Restricted stock and deferred stock units	-	-
Weighted average number of common shares outstanding during period
adjusted for dilutive securities	18,983,877	18,846,855

Diluted earnings (loss) per share	$(0.32)	$(0.06)

Weighted average common stock equivalents not included in EPS
(stock options) because the effect would be anti-dilutive	1,484,109	2,183,239

NOTE 5:  RESERVE FOR STORE CLOSINGS AND DISCONTINUED OPERATIONS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs.

At May 3, 2008, the total reserve balance included in current and noncurrent liabilities was $4,851, which represents the present value of the future net lease obligations for the locations which have been closed.

During the thirteen weeks ended May 3, 2008, there was approximately $542,000 in income attributable to discontinued operations from prior years.  This was the result of a reduction in the closed store reserve due to settlement of certain real estate bankruptcy claims. During the 13 weeks ended May 5, 2007, discontinued operations produced earnings of $3.4 million from the liquidation of inventory in 124 store locations.

The Company made the decision during the first quarter of 2008 to close four stores, and these closings are expected to take place during the second quarter of 2008.  These closings are not included in discontinued operations because they are insignificant and part of the normal course of business.  The Company’s methodology related to discontinued operations is that store closings are included in discontinued operations when; 1) a decision is made to close a significant number of stores under a store closure plan 2) the operations and cash flows have been (or will be) eliminated from the ongoing operations of the Company as a result of the closure and 3) there will be no significant continuing involvement in the store operations subsequent to their closure.  Store closings in the ordinary course of business are not considered discontinued operations.

The activity in the reserve is as follows (in thousands):

		Addition to
	February 2,	(Reduction in)			May 3,
	2008	Reserve	Interest	Payments	2008

Lease obligations	$5,396	$(542)	$3	$(6)	$4,851

NOTE 6 – LONG-TERM DEBT OBLIGATIONS

From June 29, 2005 to March 22, 2007, the Company operated under a senior collateralized revolving loan facility with Wachovia Bank and other lenders.

The Credit Facility was a five-year $110 million commitment, although there were minimum levels of availability that had to be maintained, which had the effect of limiting the amount that could be borrowed to less than $110 million. The level of borrowings was subject to a borrowing base as defined in the agreement. This agreement provided for an unused line fee, ranging from .25% to .35% depending upon excess availability. The Company had the option of selecting either a "prime rate" or Eurodollar loan.  Advances under the Credit Facility accrued interest either at the Applicable Margin (as defined in the Loan and Security Agreement) plus the higher of (i) the rate of interest periodically announced by Wachovia as its "prime rate", or (ii) the federal funds effective rate from time to time plus 0.50% or at the Applicable Margin plus the Adjusted Eurodollar Rate (which is a rate derived from the London Interbank Offered Rate).  Most borrowings under the Credit Facility were made at the Applicable Margin plus the Adjusted Eurodollar Rate and were outstanding for 30 day periods.

The Credit Facility was collateralized by a first priority perfected collateral interest in and liens upon all of the Company's present and future assets.  The Credit Facility also contemplated the issuance of letters of credit aggregating up to $25 million, provided that all borrowings under the Credit Facility did not exceed $110 million.

The Credit Facility contained several covenants, including but not limited to, timely filing of financial statements and limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends.  In addition, there was a financial covenant that required the Company to maintain at least $25 million of excess availability, as defined.  In March of 2007, the Company received a notice of default (as of February 28, 2007) due to the delay in filing its quarterly financial statements and due to the Company's inability to comply with the financial covenant requiring the Company to have at least $25 million of excess availability.

As previously discussed, in March 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.   On March 22, 2007, the Company received interim approval of the Court of a $105 million "debtor-in-possession" financing arrangement (the “Senior Secured Revolving Credit Facility” or “DIP Credit Facility”) with Wachovia Bank, N.A.. This financing arrangement effectively amended the above Credit Facility.  The DIP Credit Facility calls for $105 million maximum credit.  Similar to the previous Credit Facility, there are minimum levels of availability that must be maintained, which have the effect of limiting the amount that can be borrowed to less than $105 million. Also, the level of borrowings is subject to a borrowing base as defined in the agreement. The borrowing base is mainly reliant on certain portions of the Company’s credit card receivables, inventory, and real property. The DIP Credit Facility is collateralized by a first priority perfected collateral interest in and liens upon all of the Company's present and future assets.  Also similar to the replaced Credit Facility, the DIP Credit Facility may be used for letters of credit up to an aggregate amount of $25 million.  This agreement provides for an unused line fee of .25% to .35%. The Company may elect that the loans under the DIP Credit Facility bear interest at a rate of the Adjusted Eurodollar Rate plus 1.75% or Prime plus 0.25%, as such terms are defined in the agreement. Upon default the interest rate would be increased by 2% above the highest pre-default rate.

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

The DIP Credit Facility contains several covenants, including but not limited to limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends.  Under the DIP Credit Facility, the Company is currently required to maintain at least $17.5 million of excess availability, as defined.  The Company is currently in compliance with covenants under the DIP Credit Facility.  However, future violations of the covenants are possible and would permit the lenders to restrict the Company’s ability to borrow or initiate letters of credit, and require immediate repayment of amounts outstanding.

At May 3, 2008, and February 2, 2008, Hancock had outstanding borrowings of approximately $19.5 million and $6.1 million, respectively under the DIP credit facility.

At May 3, 2008 and February 2, 2008, Hancock had commitments under the above credit facility of $2.0 million and $716,000, respectively under documentary and standby letters of credit, which support purchase orders for merchandise.  Hancock also has a standby letter of credit to guarantee payment of potential future workers’ compensation claims.  This letter of credit amounted to $5.8 million as of May 3, 2008, and February 2, 2008.

Also on June 15, 2007, the Company reached a definitive agreement (the "Loan Agreement") with another lender for an additional loan of up to $17.5 million.

The Loan Agreement provides for a term loan facility in the aggregate principal amount of up to $17.5 million. The Company has and will continue to use the proceeds of the loans made under the Loan Agreement for general working capital purposes and to pay fees and expenses related to the Loan Agreement. As of May 3, 2008 and February 2, 2008, $17.5 million is outstanding under the Loan Agreement.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance.  In general, forward-looking statements are identified by such words or phrases as “anticipates,” “believes,” “approximates,” “estimates,” “expects,” “intends” or “plans” or the negative of those words or other terminology.  Forward-looking statements involve inherent risks and uncertainties; our actual results could differ materially from those expressed in our forward-looking statements.  The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed in our Annual Report on Form 10-K filed with the SEC on April 17, 2008, under Item 1A. Risk Factors.  Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.  Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

GENERAL

Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of May 3, 2008, we operated 270 stores in 37 states and an internet store under the domain name hancockfabrics.com. As discussed in Note 2 to the accompanying financial statements, the Company is operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.  We conduct our business in one operating business segment.

FINANCIAL CONDITION

Hancock's primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility.  Funds for such purposes have historically been generated from Hancock's operations, credit extended by suppliers and borrowings from commercial lenders.

For the first thirteen weeks of the fiscal year, the Company started its aggressive remodeling program to implement the new store prototype, which was tested in 6 stores last year. Inventory increased $4.2 million due to purchases in support of the new store format, as well as, expansion of high potential product lines. In addition $2.1 million of capital expenditures were made primarily for store fixtures relating to the Company’s remodeling program.  Accounts payable decreased $2.5 million due to more products being imported, which typically have shorter payment terms than domestically sourced items.

During the thirteen weeks ended May 3, 2008, operating losses, which included $2.7 million of reorganization cost, the inventory growth, capital expenditures and change in payable support, discussed above, resulted in an increase in outstanding borrowings of $13.4 million.

We opened one store during the thirteen weeks ended May 3, 2008, and relocated two others, resulting in 270 stores in operation at quarter end compared to 373 stores as of May 5, 2007.

RESULTS OF OPERATIONS

Thirteen weeks ended May 3, 2008 compared with thirteen weeks ended May 5, 2007

As previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008, and in Note 2 of this Form 10-Q, the Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on March 21, 2007. During the first quarter of 2007, the Company also fully liquidated and closed 30 retail store locations and began liquidation sales in 104 other stores that were completed by the end of June. One hundred and twenty four of the 134 liquidating locations qualified for discontinued operations treatment and are excluded from the 2007 continuing operating results presented.  Ten stores did not qualify for discontinued operations treatment mainly due to the migration of revenues to other existing stores. Therefore, their results are reflected in the continuing operating results of the Company and in the following explanations. During the thirteen weeks ended May 3, 2008, there was approximately $542,000 in income attributable to discontinued operations from prior years.  This was the result of a reduction in the closed store reserve due to settlement of certain real estate bankruptcy claims. During the 13 weeks ended May 5, 2007, discontinued operations produced earnings of $3.4 million from the liquidation of inventory.

The net loss from continuing operations was $6.6 million, or $0.35 per basic and diluted share, compared with a net loss of $4.6 million, or $0.24 per basic and diluted share, in the first quarter of 2007.

Sales decreased to $63.8 million from $69.2 million in the same quarter of the previous year, as a result of the 10 stores in liquidation during 2007 that did not qualify for discontinuing operations treatment, therefore those sales were included in the prior year results and comparable store sales declined 3.1%.

Gross margin declined from 44.9% in 2007 to 43.6% in the current year, although 2007 includes the benefit of a LIFO credit of $1.2 million while 2008 includes a LIFO charge of $767,000.  With the LIFO effect excluded, gross margin improved over the prior year by 1.6%. This swing in LIFO can be primarily attributed to increases in inventory and inflation in the first quarter of 2008 and the inventory reductions that occurred in the same period of 2007.

Selling, general and administrative expenses as a percentage of sales were 46.6% in the first quarter of 2008 compared to 41.5% in the first quarter of 2007.  This increase in the expense percentage occurred partially from the inclusion of the 10 liquidating stores in prior year results, which leveraged the expense percentage. For 2008, the additional cost incurred in support of the 20 store remodels completed during the first quarter and 58 more physical inventories than in the prior year also impacted the ratio. The percentage was also adversely affected by the absence of leveraging that would result from positive comparable store sales.

Depreciation and amortization expense increased to $1.0 million in the first quarter of 2008 from $742,000 in 2007, due to new fixtures being added to remodeled locations and infrastructure improvements made in the prior year.

Reorganization expense decreased from $4.1 million for the first quarter of 2007 to $2.7 million for the same period of 2008 due to a reduction in the number of professionals engaged, as the reorganization process nears an end.

Interest expense decreased approximately $1 million due to the write-off of deferred loan costs in the first quarter of 2007.

An income tax benefit was not recognized in the first quarter of either year presented. The income tax benefits available from refunds due to NOL carrybacks have all been recognized in prior periods. Until it is more likely than not that current losses can be used to offset future tax obligations, additional benefits will not be recorded.

LIQUIDITY AND CAPITAL RESOURCES

Bank credit facility

During the first quarter of 2007 the Company entered a $105 million debtor-in-possession financing arrangement with Wachovia Bank to replace the previously existing $110 million facility. As of May 3, 2008, approximately $19.5 million is outstanding under the DIP facility with additional borrowing capacity of $40.5 million remaining.

The DIP Credit Facility contains several covenants, including but not limited to limitations on liens, additional indebtedness, sale of assets, investments/acquisitions, loans, and the payment of dividends.  Under the DIP Credit Facility the Company is currently required to maintain at least $17.5 million of excess availability, as defined.  The Company is currently in compliance with covenants under the DIP Credit Facility.  However, future violations of the covenants are possible and would permit the lenders to restrict the Company’s ability to borrow or initiate letters of credit, and require immediate repayment of amounts outstanding.

Also on June 15, 2007, the Company reached a definitive agreement (the "Loan Agreement") with another lender for an additional loan of up to $17.5 million, which was outstanding as of May 3, 2008 (See Form 10-K dated February 2, 2008).

The Company and General Electric Capital Corporation (“GE Capital”) have entered into a financing commitment letter, which subsequently was approved by the Court, whereby GE Capital has committed to a senior revolving line of credit to replace the current DIP Credit Facility and Loan Agreement.  The closing of this facility remains subject to a number of conditions, including but not limited to Court confirmation of a Plan.

The Company also filed a registration statement on Form S-1 with the Securities and Exchange Commission on May 16, 2008. The Company is registering for the offering of $20 million of floating rate secured notes and warrants to purchase 9,500,000 shares of common stock.   We have entered into an agreement with certain parties to subscribe for and purchase any of the secured notes which are not subscribed for and purchased by other shareholders.  This commitment letter is subject to approval by the Court and can be found in its entirety as an exhibit to the Current Report on Form 8-K filed on May 30, 2008.  This additional $20 million in financing satisfies one of the conditions required under the GE Capital financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period.  Significant accounting policies employed by Hancock, including the use of estimates and assumptions, are presented in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.  Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments, which will affect the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. Since March 21, 2007, the Company has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, its ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and have the plan confirmed by the Bankruptcy Court, comply with terms of loan agreements, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There can be no assurance that the Company will be able to achieve any of these results, which could raise substantial doubts about our ability to continue as a going concern and result in the complete liquidation of all assets for the benefit of our creditors. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

OFF-BALANCE SHEET ARRANGEMENTS

Hancock has no off-balance sheet financing arrangements. Hancock leases its retail fabric store locations mainly under non-cancelable operating leases. Four of the Company’s store leases qualify for capital lease treatment. Future payments under operating leases are appropriately excluded from the Company’s balance sheet.  Capital lease obligations are, however, reflected on the Company’s balance sheet.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Hancock has an arrangement within its collateralized revolving credit facility that provides up to $25 million in letters of credit.  At May 3, 2008, Hancock had commitments of $2.0 million on documentary and standby letters of credit under the facility, which support purchase orders for merchandise.  Hancock also has a $5.8 million standby letter of credit to guarantee payment of potential future workers’ compensation claims.  Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

Hancock has no standby repurchase obligations or guarantees of other entities’ debt.

EFFECTS OF INFLATION

Inflation in labor and occupancy costs could significantly affect Hancock's operations.  Many of Hancock's employees are paid hourly rates related to federal and state minimum wage requirements; accordingly, any increases in those requirements will affect Hancock.  In addition, payroll taxes, employee benefits and other employee costs continue to increase.  Health insurance costs, in particular, continue to rise at a high rate in the United States each year.  Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase.  Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

Inflation is one of the key factors used in the calculation of the LIFO charge or credit to Cost of goods sold.

SEASONALITY

Hancock’s business is seasonal.  Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock does not hold derivative financial or commodity instruments at May 3, 2008. Hancock is exposed to financial market risks, including changes in interest rates.

The Company may elect that the loans under the DIP Credit Facility bear interest at a rate of the Adjusted Eurodollar Rate plus 1.75% or Prime plus 0.25%, as such terms are defined in the agreement. Upon default, the interest rate would be increased by 2% above the highest pre-default rate.

Certain borrowings under the Company’s Loan Agreement ("Prime Rate Loans") bear interest at a rate equal to two (2%) percent per annum in excess of the greater of (a) 8.25%, (b) the rate from time to time publicly announced by JPMorgan Chase Bank in New York, New York, or its successors, as its prime rate, whether or not such announced rate is the best rate available at such bank or (c) the federal funds rate as published by the Federal Reserve Bank of New York in effect on such day plus one-half (1/2%) percent. Other borrowings under the Loan Agreement ("Eurodollar Rate Loans") will bear interest at a rate equal to five (5%) percent per annum in excess of rate per annum determined by dividing (a) the rate of interest per annum appearing on Reuters Screen LIBOR Page as the London Interbank Offered Rate for deposits in dollars at approximately 11:00 a.m. (London time) two business days prior to the first day of the applicable interest period by (b) a percentage equal to: (i) one (1) minus (ii) the percentage that is in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System as the maximum reserve requirement applicable with respect to Euro-denominated liabilities, provided that such rate shall not be less than 5.25%. The agent may, at its option or at the direction of the requisite number of Lenders, increase the interest rates to the rate of five (5%) percent per annum in excess of the applicable rate for Prime Rate Loans and the rate of eight (8%) percent per annum in excess of the applicable rate for Eurodollar Rate Loans in certain circumstances.

An increase in interest rates of 100 basis points would increase Hancock’s annual interest expense by $370,000 assuming borrowings of $37.0 million as existed at May 3, 2008.  All of Hancock’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on Hancock, and they are not expected to in the foreseeable future.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our President and Chief Executive Officer (CEO) and our Senior Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of May 3, 2008.

Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. The effect of such weaknesses on our disclosure controls and procedures, as well as remediation actions taken and planned, are described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended February 2, 2008.

Notwithstanding the material weaknesses, management has concluded that our unaudited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary and were prepared in accordance with GAAP. Accordingly, and to the best of management’s knowledge, the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Remediation and Changes in Internal Controls

The Company reported one material weakness in internal control in Form 10-K for the fiscal year ended February 2, 2008.  This material weakness was the result of the Company not maintaining a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements. Management has taken actions to remediate the material weakness by:

•	Hiring a new Senior Vice President and Chief Financial Officer to supplement the existing financial executive team.
•	Continuing the engagement of a third party accounting and consulting firm to assist with accounting and disclosure matters related to the financial reporting and accounting requirements.
•	Realigning internal resources to improve the staffing and knowledge of the financial reporting and accounting functions.

Management will continue to assess the complement of personnel needed to assist with accounting and disclosure matters related to the financial reporting and accounting requirements in the next several months, and additional changes are expected to be made.

Other than as described above, there have not been any other changes in our internal control over financial reporting in the three months ended May 3, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION:

ITEM 1:  LEGAL PROCEEDINGS

On March 21, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The reorganization case is being administered under the caption "In re Hancock Fabrics, Inc., Case No. 07-10353." The Company continues to operate its business as a "debtor-in- possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

The Company is a party to several legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of the Company.

ITEM 1A:  RISK FACTORS

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 2, 2008, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information with respect to purchases by the Company of shares of its common stock during the first quarter of 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans
February 3, 2008 through March 1, 2008	5,045	$1.08	-	243,617
March 2, 2008 through April 5, 2008	27,678	$1.23	-	243,617
April 6, 2008 through May 3, 2008	-	-	-	243,617
Total	32,723	$1.19	-	243,617

(1) The number of shares purchased during the first quarter consisted of 7,304 and 25,419 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares and the issuance of long-term incentive stock, respectively.

(2) In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,383 shares purchased under this authorization through May 3, 2008. The shares discussed in footnote (1) are excluded from this column.

The Registrant did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANCOCK FABRICS, INC.
(Registrant)

By: /s/ Robert W. Driskell
Robert W. Driskell
Senior Vice President and
Chief Financial Officer

June 9, 2008