Form 10-Q
period 2008-08-02
HANCOCK FABRICS INC
filed 2008-09-15
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐
As of August 2, 2008, there were 19,385,343, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	August 2,	February 2,
(in thousands, except for share and per share amounts)	2008	2008 (1)

Assets
Current assets:
Cash and cash equivalents	$5,451	$2,280
Receivables, less allowance for doubtful accounts	3,910	4,453
Inventories, net	78,684	77,907
Income taxes refundable	8,118	8,118
Prepaid expenses	2,182	1,748

Total current assets	98,345	94,506

Property and equipment, net	45,860	43,683
Goodwill	3,406	3,406
Other assets	6,685	7,107

Total assets	$154,296	$148,702

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,347	$19,393
Accrued liabilities	17,836	14,354
Other pre-petition obligations	35,143	—

Total current liabilities	73,326	33,747

Long-term debt obligations	34,401	23,608
Capital lease obligations	3,328	—
Postretirement benefits other than pensions	8,927	315
Pension and SERP liabilities	5,432	270
Other liabilities	8,547	3,071

Total liabilities not subject to compromise	133,961	61,011

Liabilities subject to compromise	—	60,635

Total liabilities	133,961	121,646

Commitments and contingencies (See Note 6)

Shareholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 32,751,983 and 32,601,483 issued and 19,385,343 and 19,285,235 outstanding, respectively	328	326
Additional paid-in capital	87,487	75,324
Retained earnings	82,487	100,953
Treasury stock, at cost, 13,366,640 and 13,316,248 shares held, respectively	(153,683)	(153,622)
Accumulated other comprehensive income	3,716	4,075

Total shareholders’ equity	20,335	27,056

Total liabilities and shareholders’ equity	$154,296	$148,702

(1)	Derived from audited balance sheet included in our annual report on Form 10-K for the fiscal year ended February 2, 2008.
See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(in thousands, except per share amounts)	2008	2007	2008	2007

Sales	$63,799	$58,030	$127,615	$127,212
Cost of goods sold	37,592	33,381	73,606	71,507

Gross profit	26,207	24,649	54,009	55,705

Selling, general and administrative expense	28,879	24,800	58,629	53,525
Depreciation and amortization	1,117	1,034	2,130	1,776

Operating income (loss)	(3,789)	(1,185)	(6,750)	404

Reorganization expense, net	4,254	3,759	6,930	7,884
Interest expense, net	3,577	1,133	4,566	3,177

Loss from continuing operations before income taxes	(11,620)	(6,077)	(18,246)	(10,657)
Income taxes	—	—	—	—

Loss from continuing operations	(11,620)	(6,077)	(18,246)	(10,657)
Loss from discontinued operations, (net of tax expense of $0 and $0)	(762)	(7,257)	(220)	(3,888)

Net loss	$(12,382)	$(13,334)	$(18,466)	$(14,545)

Basic and diluted loss per share:
Loss from continuing operations	$(0.61)	$(0.32)	$(0.96)	$(0.56)
Loss from discontinued operations	(0.04)	(0.38)	(0.01)	(0.21)

Net loss	$(0.65)	$(0.71)	$(0.97)	$(0.77)

Weighted average shares outstanding:
Basic and diluted	19,069	18,895	19,027	18,871

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

Twenty-six Weeks Ended August 2, 2008

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders’
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance February 2, 2008	32,601,483	$326	$75,324	$100,953	(13,316,248)	$(153,622)	$4,075	$27,056
Comprehensive loss:
Net loss				(18,466)				(18,466)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							(359)	(359)

Total comprehensive loss								(18,825)
Issuance of restricted stock	161,500	2	72					74
Cancellation of restricted stock	(11,000)		(74)					(74)
Stock compensation expense			480					480
Warrants issued with notes			11,685					11,685
Purchase of treasury stock					(50,392)	(61)		(61)

Balance August 2, 2008	32,751,983	$328	$87,487	$82,487	(13,366,640)	$(153,683)	$3,716	$20,335

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)	Twenty-six Weeks Ended
	August 2,	August 4,
	2008	2007

Cash flows from operating activities:
Net loss	$(18,466)	$(14,545)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities
Depreciation and amortization, including cost of goods sold	3,244	4,050
Amortization of deferred loan costs	403	1,346
Amortization of Bond Discount	13	—
LIFO inventory reserve	2,267	(5,918)
Interest accrued on Pre-Petition Obligations	2,219	—
Stock compensation expense	480	556
Reserve for store closings credits, including interest expense	(899)	3,730
Reserve for obsolete inventory	(194)	(112)
Reserve for sales returns and bad debts	(56)	(78)
Stepped rent accrual	(6)	(802)
Loss (Gain) on disposition of property and equipment	26	(1,217)
Gain on disposition of lease financing obligations	—	(153)
Compensation expense for issuance of shares under directors’ stock plan	—	69
Reorganization expense, net	6,930	7,884
(Increase) decrease in assets
Receivables and prepaid expenses	165	(2,907)
Inventory at current cost	(2,835)	61,531
Other noncurrent assets	1,221	(870)
Increase (decrease) in liabilities
Accounts payable	2,323	7,014
Accrued liabilities	(175)	(3,987)
Postretirement benefits other than pensions	(369)	(2,466)
Long-term pension and SERP liabilities	363	794
Other liabilities	(1,056)	(462)

Net cash (used in) provided by operating activities before reorganization activities	(4,402)	53,457
Net cash used for reorganization activities	(4,725)	(7,884)

Net cash (used in) provided by operating activities	(9,127)	45,573

Cash flows from investing activities:
Additions to property and equipment	(5,565)	(1,032)
Proceeds from the disposition of property and equipment	101	4,074

Net cash (used in) provided by investing activities	(5,464)	3,042

Cash flows from financing activities:
Net borrowings (payments) on credit facilities	22,465	(42,084)
Payments for capital leases	(32)	(47)
Payments for loan costs	(1,202)	—
Payments for Pre-Petition Obligations	(3,408)	—
Purchase of treasury stock	(61)	(77)

Net cash (used in) provided by financing activities	17,762	(42,208)

Increase in cash and cash equivalents	3,171	6,407
Cash and cash equivalents:
Beginning of period	2,280	2,499

End of period	$5,451	$8,906

Supplemental disclosures:
Cash paid during the period for:
Interest	$2,343	$3,192
Non-cash activities:
Warrants issued with notes	$(11,685)	$—
Noncash change in funded status of benefit plans	(359)	1,586
Decrease in capital lease obligations	(37)	(2,366)
Issuance of restricted stock	74	40
Cancellation of restricted stock	(74)	(718)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Basis of Presentation
Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of August 2, 2008, Hancock operated 267 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.
References herein to “Hancock”, the “Company”, “we”, “our”, or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise.
We maintain our financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31.
The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended February 2, 2008, filed with the U.S. Securities and Exchange Commission (SEC) on April 17, 2008. The accompanying (a) consolidated balance sheet as of February 2, 2008, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.
The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of August 2, 2008, and our consolidated results of operations and cash flows for the interim periods presented.
Reclassification
The Company has netted $2.2 million of deferred tax assets against deferred tax liabilities of the same amount as of February 2, 2008, in the accompanying condensed consolidated balance sheet to conform with the current year presentation.
Amounts included in Liabilities Subject to Compromise at February 2, 2008 that will be paid in the due course have been reclassed as of August 2, 2008 to their respective liability categories. The remaining bankruptcy claims are presented as pre-petition obligations on the August 2, 2008 balance sheet. The funds to cover the payments to claimants will be funded primarily from the Company’s revolving credit facility.

Recently Issued Accounting Standards
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162 and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.
Several other new accounting standards became effective during the periods presented or will be effective subsequent to August 2, 2008. None of these new standards had or is expected to have a significant impact on Hancock’s Consolidated Financial Statements.
NOTE 2 — PROCEEDINGS UNDER CHAPTER 11 AND RELATED FINANCINGS
Emergence from Bankruptcy Protection
On March 21, 2007 (the “Petition Date”), the Company and its affiliated debtors filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Court”). The reorganization case is being administered under the caption “In re Hancock Fabrics, Inc., et al., Case No. 07-10353 (BLS).” On June 10, 2008, the Company filed its joint plan of reorganization (Docket No. 2746) (as modified and including all documents ancillary thereto, the “Plan”) and, thereafter, its related Court-approved notice of plan confirmation hearing. On July 22, 2008, the Court entered an order confirming the Plan of Reorganization (Docket No. 2996). On August 1, 2008 (the “Effective Date”), the Plan became effective and the Company emerged from bankruptcy protection.

Fresh Start Reporting
Upon emergence from bankruptcy protection, the Company was not required to adopt the “fresh-start reporting” provisions of the American Institute of Certified Public Accountant Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).
Discharge and Treatment of Claims and Interests
As of the Effective Date, in general and except as otherwise provided under the Plan, the Company was discharged and released from all claims and interests in accordance with the Plan.
The Plan provides for payment in full in cash plus interest, as applicable, or reinstatement of allowed administrative, secured, priority, and general unsecured claims in addition to the retention of ownership by holders of equity interest in the Company. Therefore, there were no impaired classes of creditors or stockholders. The Plan was supported by both the official committee of unsecured creditors appointed in the reorganization case by the United States Trustee, which represented the interests and negotiated on behalf of general unsecured creditors, and the official committee of equity security holders appointed in the reorganization case by the United States Trustee, which represented the interests and negotiated on behalf of the stockholders of the Company.
Exit Financing
On the Effective Date, the Company closed a $100 million senior revolving line of credit facility, as well as issued $20 million of floating rate secured notes and warrants to purchase 9,500,000 shares of the common stock of the Company (See Note 5).
Claims Resolution and Plan Distributions
Prepetition claims against the Company are set forth in the schedules of liabilities filed by the Company during the reorganization case and by proofs of claim filed by creditors. Claims that are not objected to by the deadline established in the Plan are deemed to be allowed claims. Claims objected to by the Company are allowed or disallowed through a claims resolution process established by the Court. Pursuant to objections filed by the Company to date, the Court has reduced, reclassified and/or disallowed a significant number of claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated. The Company resolved a majority of the claims against it prior to the Effective Date through settlement or by Court order. The claims resolution process is ongoing for the few remaining unresolved claims and will continue until all claims are resolved.
Priority Tax Claims: Under the Plan, each holder of an allowed priority tax claim has received or shall receive cash in an amount equal to the allowed priority tax claim plus post-petition interest. Allowed claims for any priority tax amount bear interest at the non-penalty rate set forth in the applicable state or federal law governing such claims from the Petition Date through the Effective Date.
Secured Claims: Under the Plan, each holder of an allowed secured claim has received or shall receive either cash in an amount equal to the allowed secured claim plus post-petition interest or shall have the debt reinstated at the option of the Company. The post-petition interest rate for allowed secured claims is the non-default rate set forth in the contract or other applicable document giving rise to such claim.
Priority Non-Tax Claims and General Unsecured Claims: Under the Plan, each holder of an allowed priority non-tax claim or general unsecured claim has received or shall receive payment in full of the allowed claim amount including post-petition interest from the Petition Date through the Effective Date.

Such allowed claims bear interest at 4.93%, compounded per annum on each anniversary of the Petition Date, from the Petition Date through the Effective Date.
Stock Interests in the Company: Under the Plan, on the Effective Date, stock interests in the Company were reinstated and all pre-petition stockholders retained such rights.
Leases and Contracts
During the course of the reorganization case and, pursuant to the Plan, on the Effective Date, the Company assumed a number of leases and other executory contracts. Pursuant to the Bankruptcy Code, the Company was required to cure any past due amounts owing under the assumed leases and contracts and, shortly after the Effective Date, made all undisputed cure payments with respect thereto. A small number of disputes as to the amount of certain cure obligations remain pending before the Court. The Company intends to satisfy continuing obligations under the assumed leases and contracts in the ordinary course of business. Any lease or contract that was not assumed, rejected or otherwise disposed of by Court order during the reorganization case was assumed unless specifically rejected under the Plan as of the Effective Date. Pursuant to the Bankruptcy Code, rejection damages related to rejected leases and contracts are treated as general unsecured claims under the Plan. See “—Claims Resolution and Plan Distributions.”
Liabilities Subject to Compromise
American Institute of Certified Public Accountant Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance for the year ended February 2, 2008. Per SOP 90-7, estimated claims are presented as Liabilities Subject to Compromise due to the uncertainty of the eventual settlement amount. Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan. As such, pre-petition liabilities are no longer presented as subject to compromise (see Note 1 for details of reclassification).
The Company has reclassified Liabilities Subject to Compromise as of February 2, 2008 to reflect their current classification as of August 2, 2008. The components of items classified as Liabilities Subject to Compromise in our February 2, 2008 Form 10-K were as follows:

Liabilities Subject to Compromise as of February 2, 2008 (in thousands):

February 2,
2008
Accounts payable	$28,483
Accrued liabilities:
Payroll and benefits	132
Rent liability	576
Capital lease obligations	67
Store closing liability	5,396
Customer liability and property claims	695
Deferred compensation	290
Other	167

Total accrued liabilities	7,323

Total current liabilities	35,806
Income taxes payable	1,500
Long term capital lease obligations	3,365
Post retirement benefits other than pensions	8,414
Pension and SERP liability	5,007
Other Liabilities:
Long Term Deferred Compensation	3,948
Long Term Stepped Rent	2,186
Unapplied Rent Credit	390
Other	19

Total other liabilities	6,543

Total liabilities subject to compromise	$60,635

Subsequent Distribution
Subsequent to August 2, 2008, the Company made a cash distribution to creditors for allowed claim amounts totaling approximately $31.6 million which was funded from the Revolver. In connection therewith, the Company distributed approximately $2.2 million of post-petition interest. The Company anticipates an additional distribution of approximately $1.3 million related to the Plan.
NOTE 3: LOSS PER SHARE
Loss per share is presented for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

COMPUTATION OF LOSS PER SHARE

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(in thousands, except for share and per share amounts)	2008	2007	2008	2007

Basic and diluted loss per share:
Net loss	$(12,382)	$(13,334)	$(18,466)	$(14,545)

Weighted average number of common shares outstanding during period	19,069,246	18,895,130	19,026,562	18,870,993

Basic and diluted loss per share	$(0.65)	$(0.71)	$(0.97)	$(0.77)
Weighted average common stock equivalents not included in EPS (stock options) because the effect would be anti-dilutive	1,400,164	1,779,191	1,436,844	1,993,716

NOTE 4: RESERVE FOR STORE CLOSINGS AND DISCONTINUED OPERATIONS
Reserves for store closings are established based on estimates of net lease obligations and other store closing costs.
At August 2, 2008, the total reserve balance included in current and noncurrent liabilities was $4.5M, which represents the present value of the future net lease obligations for the locations which have been closed.
During the twenty-six weeks ended August 2, 2008, there was approximately $220,000 of loss attributable to discontinued operations from prior years. This was the result of an increase in the closed store reserve due to settlement of certain real estate bankruptcy claims.
During this year, the Company made the decision to liquidate and close five stores. Three of these closings occurred during the second quarter of 2008 and two will occur in the third quarter. These closings are not included in discontinued operations because they are insignificant and part of the normal course of business. The Company’s methodology related to discontinued operations is that store closings are included in discontinued operations when: 1) a decision is made to close a significant number of stores under a store closure plan; 2) the operations and cash flows have been (or will be) eliminated from the ongoing operations of the Company as a result of the closure; and 3) there will be no significant continuing involvement in the store operations subsequent to their closure. Store closings in the ordinary course of business are not considered discontinued operations.
The activity in the reserve is as follows (in thousands):

		Addition to
	February 2,	(Reduction in)			August 2,
	2008	Reserve	Interest	Payments	2008

Lease obligations	$5,396	$849	$7	$(1,755)	$4,497

NOTE 5 — LONG-TERM DEBT OBLIGATIONS
From March 22, 2007 through August 1, 2008, the Company operated under a $105 million “debtor-in-possession” financing arrangement (the “Senior Secured Revolving Credit Facility” or “DIP Credit Facility”) with Wachovia Bank, N.A. The DIP Credit Facility called for $105 million maximum credit. There were minimum levels of availability that were required to be maintained, which had the effect of limiting the amount that could be borrowed to less than $105 million. Also, the level of borrowings was subject to a borrowing base as defined in the agreement. The DIP Credit Facility was collateralized by a first priority perfected collateral interest in and liens upon all of the Company’s present and future assets. The DIP Credit Facility was allowed to be used for letters of credit up to an aggregate amount of $25 million. This agreement provided for an unused line fee of .25% to .35%.
At February 2, 2008, Hancock had outstanding borrowings of approximately $6.1 million, under the DIP Credit Facility.
At February 2, 2008, Hancock had commitments under the above credit facility of $716,000, under documentary and standby letters of credit, which support purchase orders for merchandise. Hancock also has a standby letter of credit to guarantee payment of potential future workers’ compensation claims. This letter of credit amounted to $5.8 million as of February 2, 2008.
Additional financing beginning on June 15, 2007, was included in a definitive agreement (the “Loan Agreement”) with another lender for an additional loan of up to $17.5 million.
The Loan Agreement provided for a term loan facility in the aggregate principal amount of up to $17.5 million. The Company used the proceeds of the loans made under the Loan Agreement for general working capital purposes and to pay fees and expenses related to the Loan Agreement. As of February 2, 2008, $17.5 million was outstanding under the Loan Agreement. Both the DIP Credit Facility and the Loan Agreement were repaid and terminated on August 1, 2008.
On August 1, 2008, the Company and General Electric Capital Corporation (along with certain of its affiliates, “GE Capital”) entered into a financing arrangement whereby GE Capital provided the Company with a revolving line of credit (the “Revolver”) in the maximum amount of $100 million (the “Maximum Amount”). The Maximum Amount includes a letter of credit sub-facility (the “Sub-Facility”) of up to $20 million.
The Revolver has a 60-month term. At the Company’s option, all loans under the Revolver will bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. The applicable margins initially range from 0.0% to 2.375%, depending on the nature of the borrowing under the Revolver. Starting on January 1, 2009, the applicable margins shall be subject to adjustment (up or down) prospectively, for three calendar month periods based on the Company’s average excess availability under the Revolver.
The Revolver is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal, tangible and intangible assets of the Company. As of August 2, 2008, the Company had outstanding borrowings under the Revolver of $26.1 million.
In addition to the Revolver, the Company issued $20 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008. The notes were offered pursuant to a prospectus dated June 17, 2008, to shareholders of common stock. The non-convertible notes had a $1,000 purchase price. Interest on the notes is payable quarterly at LIBOR plus 4.50%. Interest for the first four quarters may be paid by the issuance of additional notes. If additional notes are issued in lieu of interest, the interest for the period will be equal to LIBOR plus 5.50%. The notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Purchasers of the notes also received a detachable warrant to purchase shares of common stock. These warrants representing 9.5 million shares were issued in conjunction with the Notes, and are exercisable upon the date of issuance (August 1, 2008) for $1.12 per share and terminate 5 years from the date of issuance (August 1, 2013). The warrants were valued at $11.7 million using the Black-Scholes option pricing model and were recorded as a discount on notes payable and will be amortized to interest expense through the maturity date of the Notes.

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
GENERAL
Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of August 2, 2008, we operated 267 stores in 37 states and an internet store under the domain name hancockfabrics.com. We conduct our business in one operating business segment.
FINANCIAL CONDITION
Hancock’s primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility. Funds for such purposes have historically been generated from Hancock’s operations, credit extended by suppliers and borrowings from commercial lenders.
During the first half of the fiscal year, the Company was engaged in an aggressive remodeling program to implement the new store prototype, which was tested in 6 stores last year. Inventory increased $2.8 million, before LIFO adjustments, primarily due to more timely receipts of merchandise which in the previous year was received later due to the disruption caused by the bankruptcy filing, and expansion of high potential product lines. In addition, $5.6 million of capital expenditures were made primarily for store fixtures relating to the Company’s remodeling program. Accounts payable increased $2.3 million due to vendors returning to prepetition payable terms prior to our exit from bankruptcy.

During the twenty-six weeks ended August 2, 2008, operating losses, which included $6.9 million of reorganization cost, the inventory growth, capital expenditures and change in payable support, discussed above, resulted in an increase in outstanding borrowings of $22.5 million.
We opened one store and closed three during the twenty-six weeks ended August 2, 2008, and relocated two stores, resulting in 267 stores in operation at quarter end compared to 269 stores as of August 4, 2007.
RESULTS OF OPERATIONS
As previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008, and in Note 2 of this Form 10-Q, the Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on March 21, 2007. During the first quarter of 2007, the Company also fully liquidated and closed 30 retail store locations and began liquidation sales in 104 other stores that were completed by the end of June. One hundred and twenty four of the 134 liquidating locations qualified for discontinued operations treatment and are excluded from the 2007 continuing operating results presented. Ten stores, one from the group of 30 and nine of the 104 locations, did not qualify for discontinued operations treatment mainly due to the migration of revenues to other existing stores. Therefore, their results are reflected in the continuing operating results of the Company and in the following explanations.
Thirteen weeks ended August 2, 2008 compared with thirteen weeks ended August 4, 2007
During the thirteen weeks ended August 2, 2008, the net loss from continuing operations was $11.6 million, or $0.61 per basic and diluted share, compared with a net loss of $6.1 million, or $0.32 per basic and diluted share, in the second quarter of 2007.
Sales increased to $63.8 million from $58.0 million in the same quarter of the previous year, as a result of sales growth in the continuing stores, which more than offset the nine locations that did not qualify for exclusion from last year’s results. Comparable store sales for the quarter increased by 11.7% over the prior year. This increase is attributed to higher average retails on select products and better in stock positions.
Gross margin declined from 42.5% in 2007 to 41.1% in the current year, due to 2007 including the benefit of a LIFO credit of $450,000 while 2008 includes a LIFO charge of $1.5 million. With the LIFO effect excluded, gross margin improved over the prior year by 1.7%. This swing in LIFO can be primarily attributed to increases in the 2008 PPI indices used to measure inflation and the inventory reductions that occurred in 2007.
Selling, general and administrative expenses as a percentage of sales were 45.3% in the second quarter of 2008 compared to 42.7% in the second quarter of 2007. The expense leverage from positive comparable store sales was offset by $2.1 million of benefit in 2007 related to sale and rejection of real estate contracts, and the additional costs associated with supporting the store remodel program in 2008. Additionally, several key management positions were vacant during the second quarter of 2007, which have now been filled.
Depreciation and amortization expense increased to $1.1 million in the second quarter of 2008 from $1.0 million in 2007, due to new fixtures being added to remodeled locations and infrastructure improvements made in the prior year.

Reorganization expense increased from $3.8 million for the second quarter of 2007 to $4.3 million for the same period of 2008 due to the additional cost associated with finalizing the exit plan.
Interest expense increased by $2.5 million primarily due to the recognition of $2.2 million of interest expense to be paid on pre-petition obligations. Interest was $3.6 million for the second quarter of 2008 and $1.1 million for the same period of 2007.
An income tax benefit was not recognized in the second quarter of either year presented. The income tax benefits available from refunds due to NOL carrybacks have all been recognized in prior periods. Until it is more likely than not that current losses can be used to offset future tax obligations, additional benefits will not be recorded.
A loss of $762,000 was reported that related to locations which qualified for treatment as discontinued operations from prior years. This was the result of additions to the closed store reserve from the settlement of certain real estate bankruptcy claims. During the 13 weeks ended August 4, 2007, discontinued operations produced a loss of $7.3 million from the liquidation of inventories and expenses related to the closing of 95 locations, which qualified for treatment as discontinued operations.
Twenty-six weeks ended August 2, 2008 compared with twenty-six weeks ended August 4, 2007
During the twenty-six weeks ended August 2, 2008, the net loss from continuing operations was $18.2 million, or $0.96 per basic and diluted share, compared with a net loss of $10.6 million, or $0.56 per basic and diluted share, in the first twenty-six weeks of 2007.
Sales for the first half of the year increased to $127.6 million from $127.2 million for the same period of the previous year despite sales results for 10 liquidating stores, which did not qualify for treatment as discontinued operations, being included in 2007. On a comparable basis, sales increased by 3.9% over the prior year.
Gross margin declined from 43.8% in 2007 to 42.3% in the current year, due to the benefit of a LIFO credit in 2007 of $1.7 million while 2008 includes a LIFO charge of $2.3 million. With the LIFO effect excluded, gross margin improved over the prior year by 0.3%. This swing in LIFO can be primarily attributed to increases in the 2008 PPI indices used to measure inflation and the inventory reductions that occurred in 2007.
Selling, general and administrative expenses as a percentage of sales were 45.9% the first 26 weeks of 2008 compared to 42.1% in the same period of 2007. This increase in the expense percentage occurred partially from the inclusion of 10 liquidating stores in the prior year results, which leveraged the expense percentage. Additionally, the non-capital expenses associated with supporting 51 store remodels completed in the first half of 2008 and taking 56 more physical inventories, than in the prior year, adversely affected the expense leverage.
Depreciation and amortization expense was $2.1million and $1.8 million for the first half of 2008 and 2007, respectively. The increase is a result of capital expenditures for the store remodeling program, which began in the 4th quarter of 2007 with six stores. An additional 51 remodels have been completed so far with 19 planned for the balance of 2008.
The Company has incurred $6.9 million of reorganization expense in first six months of 2008, which includes cost associated with the exit from Chapter 11, compared to $7.9 million for the same period of 2007, which included the cost of filing for Chapter 11 protection.

Interest expense was $4.6 million for 2008 and includes $2.2 million of interest cost to be paid on pre-petition obligations compared to a 2007 amount of $3.2 million.
An income tax benefit was not recognized in the six month period of either year presented. The income tax benefits available from refunds due to NOL carrybacks have all been recognized in prior periods. Until it is more likely than not that current losses can be used to offset future tax obligations, additional benefits will not be recorded.
A loss of $220,000 was reported that related to locations which qualified for treatment as discontinued operations from prior years. This was the result of additions to the closed store reserve due to settlement of certain real estate bankruptcy claims. During the 26 weeks ended August 4, 2007, discontinued operations produced a loss of $3.9 million from the liquidation of inventories and expenses related to the closing of 124 locations.
LIQUIDITY AND CAPITAL RESOURCES
Revolving credit facility and Notes
From March 22, 2007 through August 1, 2008, the Company operated under a $105 million “debtor-in-possession” financing arrangement (the “Senior Secured Revolving Credit Facility” or “DIP Credit Facility”) with Wachovia Bank, N.A. The DIP Credit Facility called for $105 million maximum credit. There were minimum levels of availability that were required to be maintained, which had the effect of limiting the amount that could be borrowed to less than $105 million. Also, the level of borrowings was subject to a borrowing base as defined in the agreement. The DIP Credit Facility was collateralized by a first priority perfected collateral interest in and liens upon all of the Company’s present and future assets. The DIP Credit Facility was allowed to be used for letters of credit up to an aggregate amount of $25 million.
At February 2, 2008, Hancock had outstanding borrowings of approximately $6.1 million, under the DIP Credit Facility.
At February 2, 2008, Hancock had commitments under the above credit facility of $716,000, under documentary and standby letters of credit, which support purchase orders for merchandise. Hancock also has a standby letter of credit to guarantee payment of potential future workers’ compensation claims. This letter of credit amounted to $5.8 million as of February 2, 2008.
Additional financing beginning on June 15, 2007, was included in a definitive agreement (the “Loan Agreement”) with another lender for an additional loan of up to $17.5 million.
The Loan Agreement provided for a term loan facility in the aggregate principal amount of up to $17.5 million. The Company used the proceeds of the loans made under the Loan Agreement for general working capital purposes and to pay fees and expenses related to the Loan Agreement. As of February 2, 2008, $17.5 million was outstanding under the Loan Agreement. Both the DIP Credit Facility and the Loan Agreement were repaid and terminated on August 1, 2008.
On August 1, 2008, the Company and General Electric Capital Corporation (along with certain of its affiliates, “GE Capital”) entered into a financing arrangement whereby GE Capital provided the Company with a revolving line of credit (the “Revolver”) in the maximum amount of $100 million (the “Maximum Amount”). The level of borrowings available is subject to a borrowing base computation, as defined in the Loan Agreement, which includes credit card receivables, inventory, and real property. The Maximum Amount includes a letter of credit sub-facility (the “Sub-Facility”) of up to $20 million.

The Revolver has a 60-month term. At the Company’s option, all loans under the Revolver will bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. The applicable margins initially range from 0.0% to 2.375%, depending on the nature of the borrowing under the Revolver. Starting on January 1, 2009, the applicable margins shall be subject to adjustment (up or down) prospectively, for three calendar month periods based on the Company’s average excess availability under the Revolver.
The Revolver is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal, tangible and intangible assets of the Company. As of August 2, 2008, the Company had outstanding borrowings under the Revolver of $26.1 million. Subsequent to August 2, 2008, the Company made a cash distribution to creditors for allowed claim amounts totaling approximately $31.6 million, which was funded from the Revolver.
In addition to the Revolver, the Company issued $20 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008. The Notes were offered pursuant to a prospectus dated June 17, 2008, to shareholders of common stock. The non-convertible notes had a $1,000 purchase price. Interest on the Notes is payable quarterly at LIBOR plus 4.50%. Interest for the first four quarters may be paid by the issuance of additional notes. If additional notes are issued in lieu of interest, the interest for the period will be equal to LIBOR plus 5.50%. The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Purchasers of the Notes also received a detachable warrant to purchase a total of 9.5 million shares of common stock. The warrants were valued at $11.7 million and were recorded as a discount on notes payable under “Long term debt obligations”.
From March 21, 2007 until August 1, 2008, the Company operated as a debtor-in-possession under Chapter 11 of the Bankruptcy Code. The Company’s continuation as a going concern is contingent upon, among other things, its ability to comply with terms of loan agreements, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There can be no assurance that the Company will be able to achieve any of these results, which could raise substantial doubts about our ability to continue as a going concern and result in the complete liquidation of all assets for the benefit of our creditors.
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties discussed above.

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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Hancock has an arrangement within its collateralized revolving credit facility that provides up to $20 million in letters of credit. At August 2, 2008, Hancock had commitments of $2.3 million on documentary letters of credit under the facility, which support purchase orders for merchandise. Hancock also has standby letters of credit for $6.1 million including $5.8 million to guarantee payment of potential future workers’ compensation claims. Hancock leases its retail fabric store locations under operating leases with initial terms expiring at various dates through 2024.
Hancock has no standby repurchase obligations or guarantees of other entities’ debt.
EFFECTS OF INFLATION
Inflation in labor and occupancy costs could significantly affect Hancock’s operations. Many of Hancock’s employees are paid hourly rates related to federal and state minimum wage requirements; accordingly, any increases in those requirements will affect Hancock. In addition, payroll taxes, employee benefits and other employee costs continue to increase. Health insurance costs, in particular, continue to rise at a high rate in the United States each year. Costs of leases for new store locations and renewal costs of older leases continue to increase. Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.
Inflation is one of the key factors used in the calculation of the LIFO charge or credit to cost of goods sold. Increases in the PPI have resulted in LIFO charges in the current year.
SEASONALITY
Hancock’s business is seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer months.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Hancock does not hold derivative financial or commodity instruments at August 2, 2008. Hancock is exposed to financial market risks, including changes in interest rates.
Borrowings under the Company’s line of credit bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. The applicable margins initially range from 0.0% to 2.375%, depending on the nature of the borrowing. Starting on January 1, 2009, the applicable margins are subject to adjustment (up or down) prospectively, for three calendar month periods based on the Company’s average excess availability.
Borrowings under the Company’s floating rate secured notes bear interest payable quarterly at LIBOR plus 4.50%. Interest for the first four quarters may be paid by the issuance of additional notes. If additional notes are issued in lieu of interest, the interest for the period will be equal to LIBOR plus 5.50%.
An increase in interest rates of 100 basis points would increase Hancock’s annual interest expense by $460,000 assuming borrowings of $26 million under the line of credit and $20 million in notes payable existing at August 2, 2008. All of Hancock’s business is transacted in U.S. dollars and accordingly, foreign exchange rate fluctuations have never had a significant impact on Hancock, and they are not expected to in the foreseeable future.

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
Our management, with the participation of our President and Chief Executive Officer (CEO) and our Senior Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of August 2, 2008.
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
Remediation and Changes in Internal Controls
The Company reported one material weakness in internal control over financial reporting in its Form 10-K for the fiscal year ended February 2, 2008. This material weakness was the result of the Company not maintaining a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements. Management has taken actions to remediate the material weakness by:
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
Other than as described above, there have not been any other changes in our internal control over financial reporting in the six months ended August 2, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION:

ITEM 1:	LEGAL PROCEEDINGS
On March 21, 2007 (the “Petition Date”), the Company and its affiliated debtors filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Court”). The reorganization case is being administered under the caption “In re Hancock Fabrics, Inc., et al., Case No. 07-10353 (BLS).” On June 10, 2008, the Company filed its joint plan of reorganization (Docket No. 2746) (as modified and including all documents ancillary thereto, the “Plan”) and, thereafter, its related Court-approved notice of plan confirmation hearing. On July 22, 2008, the Court entered an order confirming the Plan of Reorganization (Docket No. 2996). On August 1, 2008 (the “Effective Date”), the Plan became effective, and the Company emerged from bankruptcy protection.
The Company is a party to several legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of the Company.

ITEM 1A:	RISK FACTORS
The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 2, 2008, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations. On August 1, 2008, the Company emerged from bankruptcy protection. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases by the Company of shares of its common stock during the second quarter of 2008:

Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased as	Number of Shares That
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans (2)	Under the Plans
May 4, 2008 through May 31, 2008	—	—	—	243,617
June 1, 2008 through July 5, 2008	17,669	$1.24	—	243,617
July 6, 2008 through August 2, 2008	—	—	—	243,617

Total	17,669	$1.24	—	243,617

(1)	The shares purchased during the second quarter consisted of 17,669 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

(2)	In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,383 shares purchased under this authorization through August 2, 2008. The shares discussed in footnote (1) are excluded from these numbers.

The Registrant did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5:	OTHER INFORMATION
None.

ITEM 6:	EXHIBITS

10.1	2001 Stock Incentive Plan, as amended August 4, 2008

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANCOCK FABRICS, INC. (Registrant)
By:	/s/ Robert W. Driskell
Robert W. Driskell
Senior Vice President and Chief Financial Officer

September 15, 2008