Form 10-Q
period 2008-11-01
HANCOCK FABRICS INC
filed 2008-12-12
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑  No ☐
As of November 29, 2008, there were 19,725,303, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	November 1,	February 2,
(in thousands, except for share and per share amounts)	2008	2008(1)

Assets
Current assets:
Cash and cash equivalents	$3,540	$2,280
Receivables, less allowance for doubtful accounts	3,146	4,453
Inventories, net	73,109	77,907
Income taxes refundable	1,879	8,118
Prepaid expenses	2,730	1,748

Total current assets	84,404	94,506

Property and equipment, net	46,420	43,683
Goodwill	3,406	3,406
Other assets	6,116	7,107

Total assets	$140,346	$148,702

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,863	$19,393
Accrued liabilities	14,430	14,354
Other pre-petition obligations	2,953	—

Total current liabilities	40,246	33,747

Long-term debt obligations	56,210	23,608
Capital lease obligations	3,308	—
Postretirement benefits other than pensions	8,972	315
Pension and SERP liabilities	5,509	270
Other liabilities	8,171	3,071

Total liabilities not subject to compromise	122,416	61,011

Liabilities subject to compromise (See Note 2)	—	60,635

Total liabilities	122,416	121,646

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 33,093,570 and 32,601,483 issued and 19,726,876 and 19,285,235 outstanding, respectively	331	326
Additional paid-in capital	87,734	75,324
Retained earnings	80,012	100,953
Treasury stock, at cost, 13,366,694 and 13,316,248 shares held, respectively	(153,683)	(153,622)
Accumulated other comprehensive income	3,536	4,075

Total shareholders’ equity	17,930	27,056

Total liabilities and shareholders’ equity	$140,346	$148,702

See accompanying notes to consolidated financial statements.

(1)	Derived from audited balance sheet included in our annual report on Form 10-K for the fiscal year ended February 2, 2008.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(in thousands, except per share amounts)	2008	2007	2008	2007

Sales	$70,563	$69,650	$198,178	$196,862
Cost of goods sold	42,356	38,577	115,962	110,084

Gross profit	28,207	31,073	82,216	86,778

Selling, general and administrative expense	28,286	31,059	86,915	84,584
Depreciation and amortization	1,141	874	3,271	2,650

Operating income (loss)	(1,220)	(860)	(7,970)	(456)

Reorganization expense, net	1,060	4,164	7,990	12,048
Interest expense, net	851	1,113	5,417	4,290

Loss from continuing operations before income taxes	(3,131)	(6,137)	(21,377)	(16,794)
Income taxes	—	—	—	—

Loss from continuing operations	(3,131)	(6,137)	(21,377)	(16,794)
Income (loss) from discontinued operations, (net of tax expense of $0)	656	—	436	(3,888)

Net loss	$(2,475)	$(6,137)	$(20,941)	$(20,682)

Basic and diluted loss per share:
Loss from continuing operations	$(0.16)	$(0.32)	$(1.12)	$(0.89)
Income (loss) from discontinued operations	0.03	—	0.02	(0.21)

Net loss	$(0.13)	$(0.32)	$(1.10)	$(1.10)

Weighted average shares outstanding:
Basic and diluted	19,096	18,908	19,050	18,883

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

Thirty-nine Weeks Ended November 1, 2008

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders’
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance February 2, 2008	32,601,483	$326	$75,324	$100,953	(13,316,248)	$(153,622)	$4,075	$27,056
Comprehensive loss:
Net loss				(20,941)				(20,941)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							(539)	(539)

Total comprehensive loss								(21,480)
Issuance of restricted stock	371,500	4	70					74
Stock issued for Directors’ fees	119,187	1	50					51
Cancellation of restricted stock	(13,000)	(0)	(74)					(74)
Stock compensation expense			663					663
Warrants issued with notes			11,685					11,685
Warrants exercised	14,400	0	16					16
Purchase of treasury stock					(50,446)	(61)		(61)

Balance November 1, 2008	33,093,570	$331	$87,734	$80,012	(13,366,694)	$(153,683)	$3,536	$17,930

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Thirty-nine Weeks Ended
	November 1,	November 3,
(in thousands)	2008	2007

Cash flows from operating activities:
Net loss	$(20,941)	$(20,682)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities
Depreciation and amortization, including cost of goods sold	4,929	5,318
Amortization of deferred loan costs	468	1,798
Amortization of bond discount	595	—
LIFO inventory reserve	4,415	(5,618)
Interest on Pre-Petition Obligations	2,219	—
Interest paid-in-kind on Notes	423	—
Stock compensation expense	663	742
Reserve for store closings credits, including interest expense	(2,162)	4,095
Reserve for obsolete inventory	(194)	(112)
Reserve for sales returns and bad debts	(56)	(19)
Stepped rent accrual	(295)	(706)
Loss (gain) on disposition of property and equipment	46	(1,230)
Gain on disposition of lease financing obligations	—	(153)
Compensation expense for issuance of shares under Directors’ stock plan	51	69
Reorganization expense, net	7,990	10,921
(Increase) decrease in assets
Receivables and prepaid expenses	381	(3,296)
Inventory at current cost	243	50,094
Income tax refundable	6,239	1,870
Other noncurrent assets	1,725	(1,038)
Increase (decrease) in liabilities
Accounts payable	3,470	13,503
Accrued liabilities	207	(3,890)
Income tax payable	—	1,000
Postretirement benefits other than pensions	(607)	(2,687)
Long-term pension and SERP liabilities	543	1,267
Other liabilities	(1,165)	(419)

Net cash provided by operating activities before reorganization activities	9,187	50,827
Net cash used for reorganization activities	(7,255)	(10,921)

Net cash provided by operating activities	1,932	39,906

Cash flows from investing activities:
Additions to property and equipment	(7,516)	(2,494)
Proceeds from the disposition of property and equipment	137	4,089

Net cash provided by (used in) investing activities	(7,379)	1,595

Cash flows from financing activities:
Net borrowings (payments) on credit facilities	43,269	(40,051)
Payments for capital leases	(47)	(59)
Payments for loan costs	(1,202)	(30)
Payments for Pre-Petition Obligations	(35,268)	—
Proceeds from exercise of equity instruments	16	—
Purchase of treasury stock	(61)	(77)

Net cash provided by (used in) financing activities	6,707	(40,217)

Increase in cash and cash equivalents	1,260	1,284
Cash and cash equivalents:
Beginning of period	2,280	2,499

End of period	$3,540	$3,783

Supplemental disclosures:
Cash paid during the period for:
Interest	$2,583	$3,910
Non-cash activities:
Warrants issued with notes	$(11,685)	$—
Noncash change in funded status of benefit plans	(539)	1,435
Decrease in capital lease obligations	(57)	(2,383)
Issuance of restricted stock	74	67
Cancellation of restricted stock	(74)	(735)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Basis of Presentation
Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of November 1, 2008, Hancock operated 265 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.
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
The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of November 1, 2008, and our consolidated results of operations and cash flows for the interim periods presented.
Reclassification
The Company has netted $2.2 million of deferred tax assets against deferred tax liabilities of the same amount as of February 2, 2008, in the accompanying consolidated balance sheet to conform to the current year presentation.
Amounts included in Liabilities Subject to Compromise at February 2, 2008 that were assumed in the bankruptcy have been reclassed as of November 1, 2008 to their respective liability categories. The remaining bankruptcy claims are presented in current liabilities as pre-petition obligations on the November 1, 2008 balance sheet. The funds to cover the payments to claimants will be funded primarily from operating cash flow and the Company’s revolving credit facility.

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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective on November 15, 2008. The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162 and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.
Several other new accounting standards became effective during the periods presented or will be effective subsequent to November 1, 2008. None of these new standards had or is expected to have a significant impact on Hancock’s Consolidated Financial Statements.
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
Exit Financing
On the Effective Date, the Company closed a $100 million senior revolving line of credit facility, as well as issued $20 million of floating rate secured notes and warrants to purchase 9,500,000 shares of the common stock of the Company (See Note 6).
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
Liabilities Subject to Compromise
SOP 90-7 provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance for the year ended February 2, 2008. Per SOP 90-7, estimated claims are presented as Liabilities Subject to Compromise due to the uncertainty of the eventual settlement amount. Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan. As such, prepetition liabilities are no longer presented as subject to compromise (see Note 1 for details of reclassification).
Subsequent Distribution
During the thirty-nine weeks ended November 1, 2008, the Company made cash distributions to creditors for allowed claim amounts totaling approximately $35.3 million, which was funded from the revolving line of credit (see Note 6). There are approximately $3.0 million of unpaid claims as of November 1, 2008 that have not been resolved.
NOTE 3: EMPLOYEE BENEFIT PLANS
The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 (in thousands):

	Retirement Plan		Postretirement Benefit Plan
	2008	2007	2008	2007

Service costs	$1,055	$1,789	$188	$231
Interest cost	3,397	3,239	418	395
Expected return on assets	(4,122)	(4,209)	—	—
Amortization of prior service costs	(60)	(74)	(722)	(881)
Recognized net actuarial (gain) loss	350	613	(129)	(125)
(Gain)/Loss due to Curtailment		(488)		(399)

Net periodic benefit cost	$620	$870	$(245)	$(779)

Due to the pension asset performance experienced year-to-date, the Company may be required to make a contribution during 2009 to its qualified pension plan. The contribution amount will depend on the outcome of the Company’s elections under the Pension Protection Act, as well as the plan asset performance during the remainder of 2008 and any statutory or regulatory changes that may occur.
At November 1, 2008, the fair value of the assets held by the pension fund was $49.3 million reflecting a decline of $17.6 million from February 2, 2008 due primarily to the significant decline in the stock market during this period. Absent a recovery in stock prices in the near term, we would expect pension expense to increase in the future and a cash contribution to the pension fund could be required sooner than anticipated in the Plan. The Company’s qualified defined benefit pension plan has been frozen to new participants since January 1, 2005 and the accrual of additional pension benefits to all participants will be frozen as of December 31, 2008.
NOTE 4: LOSS PER SHARE
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

COMPUTATION OF LOSS PER SHARE

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except for share and	November 1,	November 3,	November 1,	November 3,
per share amounts)	2008	2007	2008	2007

Basic and diluted loss per share:
Net loss	$(2,475)	$(6,137)	$(20,941)	$(20,682)

Weighted average number of common shares outstanding during period	19,096,214	18,907,960	19,049,779	18,883,315

Basic and diluted loss per share	$(0.13)	$(0.32)	$(1.10)	$(1.10)
Weighted average common stock equivalents not included in EPS (stock options) because the effect would be anti-dilutive	1,347,051	1,696,643	1,548,571	1,887,702

NOTE 5: RESERVE FOR STORE CLOSINGS AND DISCONTINUED OPERATIONS
Reserves for store closings are established based on estimates of net lease obligations and other store closing costs.
At November 1, 2008, the total reserve balance included in current and noncurrent liabilities was $1.4 million, which represents the present value of the future net lease obligations for the locations which have been closed.
During the thirty-nine weeks ended November 1, 2008, there was approximately $436,000 of income attributable to discontinued operations from prior years. This was the result of a decrease in the closed store reserve due to settlement of certain real estate bankruptcy claims.
During this year, the Company made the decision to liquidate and close five stores. Three of these closings occurred during the second quarter and two in the third quarter of 2008. These closings are not included in discontinued operations because they are insignificant and part of the normal course of business. The Company’s methodology related to discontinued operations is that store closings are included in discontinued operations when: 1) a decision is made to close a significant number of stores under a store closure plan; 2) the operations and cash flows have been (or will be) eliminated from the ongoing operations of the Company as a result of the closure; and 3) there will be no significant continuing involvement in the store operations subsequent to their closure. Store closings in the ordinary course of business are not considered discontinued operations.
The activity in the reserve is as follows (in thousands):

		Addition to
	February 2,	(Reduction in)			November 1,
	2008	Reserve	Interest	Payments	2008

Lease obligations	$5,396	$(2,171)	$9	$(1,860)	$1,374

NOTE 6 — LONG-TERM DEBT OBLIGATIONS
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
The Revolver is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal, tangible and intangible assets of the Company. As of November 1, 2008, the Company had outstanding borrowings under the Revolver of $46.9 million.
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
The Company elected to make a quarterly interest payment on the Notes by issuing additional notes which resulted in the capitalization of $423,000 of interest into the outstanding balance at November 1, 2008.

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
GENERAL
Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of November 1, 2008, we operated 265 stores in 37 states and an internet store under the domain name hancockfabrics.com. We conduct our business in one operating business segment.
RESULTS OF OPERATIONS
As previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008, and in Note 2 to the Consolidated Financial Statements in this Form 10-Q, the Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on March 21, 2007. During the first quarter of 2007, the Company also fully liquidated and closed 30 retail store locations and began liquidation sales in 104 other stores that were completed by the end of June. One hundred and twenty four of the 134 liquidating locations qualified for discontinued operations treatment and are excluded from the 2007 continuing operating results presented. Ten stores, one from the group of 30 and nine of the 104 locations, did not qualify for discontinued operations treatment mainly due to the migration of revenues to other existing stores. Therefore, their results are reflected in the continuing operating results of the Company and in the following explanations.
Thirteen weeks ended November 1, 2008 compared with thirteen weeks ended November 3, 2007
During the thirteen weeks ended November 1, 2008, the net loss from continuing operations was $3.1 million, or $0.16 per basic and diluted share, compared with a net loss of $6.1 million, or $0.32 per basic and diluted share, in the third quarter of 2007.
Sales increased to $70.6 million from $69.7 million in the same quarter of the previous year, as a result of sales growth in the continuing stores and liquidation sales in two stores, which more than offset the reduction in locations. Comparable store sales for the quarter increased by 2.1% over the prior year, excluding the impact of liquidation sales. This improvement is attributable to an increase in customer traffic.

Gross margin declined from 44.6% in 2007 to 40.0% in the current year, due to an increase in the LIFO charge from $0.3 million in 2007 to $2.1 million in 2008, and an increase in the cost related to handling and distribution, which is expensed through cost of sales. This swing in LIFO can be attributed to increases in the 2008 PPI indices used to measure inflation in inventory. The gross margin on a product cost basis improved for the third quarter of 2008 by 1.0%, to 52.5% from 51.5% for the same period of 2007.
Selling, general and administrative expenses as a percentage of sales were 40.1% in the third quarter of 2008 compared to 44.6% in the third quarter of 2007. The comparison benefited from the expense leverage from positive comparable store sales and numerous expense reduction initiatives implemented as the Company exited from bankruptcy. Additionally, the expense comparison benefited by 0.9% from the adjustment of various reserves as the result of lease modifications and changes in insurance reserves.
Depreciation and amortization expense increased to $1.1 million in the third quarter of 2008 from $0.9 million in 2007, due to new fixtures being added to remodeled locations and infrastructure improvements made in the prior year.
Reorganization expense decreased from $4.2 million for the third quarter of 2007 to $1.1 million for the same period of 2008 as the Company’s need for bankruptcy professionals declined during this post bankruptcy period.
Net interest expense decreased due to $1.0 million of interest income included in the income tax refund, which offset the interest cost resulting from higher outstanding debt as compared to a year ago. Interest expense was $0.9 million for the third quarter of 2008 and $1.1 million for the same period of 2007.
An income tax benefit was not recognized in the third quarter of either year presented. The income tax benefits available from refunds due to NOL carrybacks have all been recognized in prior periods. Until it is more likely than not that current losses can be used to offset future tax obligations, additional benefits will not be recorded.
Income of $656,000 related to locations which qualified for treatment as discontinued operations from prior years was reported during the third quarter of 2008. This was the result of adjustments to the closed store reserve from the settlement of certain real estate bankruptcy claims during the period. As of November 1, 2008, several real estate claims are still being negotiated and the impact on current reserves is not known.
Thirty-nine weeks ended November 1, 2008 compared with thirty-nine weeks ended November 3, 2007
During the thirty-nine weeks ended November 1, 2008, the net loss from continuing operations was $21.4 million, or $1.12 per basic and diluted share, compared with a net loss of $16.8 million, or $0.89 per basic and diluted share, in the first thirty-nine weeks of 2007.
Sales for the first thirty-nine weeks of the year increased to $198.2 million from $196.9 million for the same period of the previous year despite sales results for 10 liquidating stores, which did not qualify for treatment as discontinued operations, being included in 2007. On a comparable basis, sales increased by 2.8% over the prior year, excluding the impact of liquidation sales from both years.
Gross margin declined from 44.1% in 2007 to 41.5% in the current year, due to the benefit of a LIFO credit in 2007 of $1.7 million while 2008 includes a LIFO charge of $4.4 million. With the LIFO effect excluded, gross margin improved over the prior year from 43.2% to 43.7%. This swing in LIFO can be primarily attributed to increases in the 2008 Producer Price Indices used to measure inflation and the inventory reductions that occurred in 2007.

Selling, general and administrative expenses as a percentage of sales were 43.9% the first thirty-nine weeks of 2008 compared to 43.0% in the same period of 2007. This increase in the expense percentage occurred partially from the inclusion of 10 liquidating stores in the prior year results, which leveraged the expense percentage. Additionally, the non-capital expenses associated with supporting 63 store remodels completed in the first thirty-nine weeks of 2008 and taking 31 more physical inventories than in the prior year, adversely affected the expense leverage.
Depreciation and amortization expense was $3.3 million and $2.7 million for the first three quarters of 2008 and 2007, respectively. The increase is a result of capital expenditures for the store remodeling program, which began in the 4th quarter of 2007 with six stores. An additional 63 remodels were completed in 2008.
The Company has incurred $8.0 million of reorganization expense in 2008, which includes costs associated with the exit from Chapter 11, compared to $12.1 million for the same period of 2007, which included the cost of filing for Chapter 11 protection.
Net interest expense was $5.4 million for 2008, and includes $2.2 million of interest cost paid on prepetition obligations and $1.0 million of interest income received from an income tax refund related to NOL carrybacks compared to a 2007 expense of $4.3 million.
An income tax benefit was not recognized in the nine month period of either year presented. The income tax benefits available from refunds due to NOL carrybacks have all been recognized in prior periods. Until it is more likely than not that current losses can be used to offset future tax obligations, additional benefits will not be recorded.
Income of $436,000 that related to locations which qualified for treatment as discontinued operations from prior years was reported during the thirty-nine weeks of 2008. This was the result of adjustments to the closed store reserve due to settlement of certain real estate bankruptcy claims. During the thirty-nine weeks ended November 3, 2007, discontinued operations produced a loss of $3.9 million from the liquidation of inventories and expenses related to the closing of 124 locations.
LIQUIDITY AND CAPITAL RESOURCES
Capital sources and uses
Hancock’s primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility. Funds for such purposes have historically been generated from Hancock’s operations, credit extended by suppliers and borrowings from commercial lenders.
During the current fiscal year, the Company has been engaged in a remodeling program to implement a new store prototype, which was tested in 6 stores last year. Sixty-three of the new prototype stores have been completed during the current fiscal year, requiring capital expenditures of $7.5 million, primarily for store fixtures. In accordance with the Company’s plan of reorganization, pre-petition obligations totaling $35.3 million have been paid and approximately $3.0 million remain unpaid as of November 1, 2008. Accounts payable increased $3.5 million due to vendors returning to prepetition payable terms in support of our exit from bankruptcy, and an income tax refund of $6.2 million was received for net operating loss carrybacks.
During the thirty-nine weeks ended November 1, 2008, net cash provided by operating activities of $1.9 million, which included $7.3 million of reorganization cost, less the capital expenditures and the payment of pre-petition obligations discussed above, resulted in a net increase in outstanding borrowings of $43.3 million.

During the third quarter, outstanding borrowings on the Revolver peaked at $58.0 million, but contracted by $11.1 million to $46.9 million by November 1, 2008. Net cash provided by operating activities, which included the payment of $2.5 million of reorganization cost, was $11.1 million and benefitted from an inventory reduction of $3.1 million, the receipt of a $6.2 million income tax refund, and an increase in payables of $1.0 million.
As of November 1, 2008, debt levels totaled $56.2 million, net of the unamortized bond issuance discount of $11.1 million. At the end of the third quarter, the Company had over $32 million of availability under its revolving credit facility compared to $21 million availability under its credit facility as of the end of the second quarter. As of December 1, 2008, availability under the revolving credit facility increased to approximately $37 million.
We opened one store and closed five during the thirty-nine weeks ended November 1, 2008, and relocated two stores, resulting in 265 stores in operation at quarter end compared to 269 stores as of November 3, 2007.
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
The Revolver is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal, tangible and intangible assets of the Company. As of November 1, 2008, the Company had outstanding borrowings under the Revolver of $46.9 million.
In addition to the Revolver, the Company issued $20 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008. The Notes were offered pursuant to a prospectus dated June 17, 2008, to shareholders of common stock. The non-convertible notes had a $1,000 purchase price. Interest on the Notes is payable quarterly at LIBOR plus 4.50%. Interest for the first four quarters may be paid by the issuance of additional notes. If additional notes are issued in lieu of interest, the interest for the period will be equal to LIBOR plus 5.50%. The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Purchasers of the Notes also received a detachable warrant to purchase a total of 9.5 million shares of common stock. The warrants were valued at $11.7 million and were recorded as a discount on notes payable under “Long term debt obligations.”
The Company elected to make a quarterly interest payment on the Notes by issuing additional notes which resulted in the capitalization of $423,000 of interest into the outstanding Notes balance at November 1, 2008.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Hancock has an arrangement within its collateralized revolving credit facility that provides up to $20 million in letters of credit. At November 1, 2008, Hancock had commitments of $1.3 million on documentary letters of credit under the facility, which support purchase orders for merchandise. Hancock also has standby letters of credit for $6.1 million including $5.8 million to guarantee payment of potential future workers’ compensation claims. Hancock leases 264 of its retail fabric store locations under operating leases with initial terms expiring at various dates through 2024.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Hancock does not hold derivative financial or commodity instruments at November 1, 2008. Hancock is exposed to financial market risks, including changes in interest rates.
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
Borrowings under the Company’s floating rate secured notes bear interest payable quarterly at LIBOR plus 4.50%. Interest for the first four quarters may be paid by the issuance of additional notes. When additional notes are issued in lieu of interest, the interest for the period is equal to LIBOR plus 5.50%.
An increase in interest rates of 100 basis points would increase Hancock’s annual interest expense by $660,000 assuming borrowings of $46.9 million under the line of credit and $20 million in notes payable existing at November 1, 2008. All of Hancock’s business is transacted in U.S. dollars and accordingly, foreign exchange rate fluctuations have never had a significant impact on Hancock, and they are not expected to in the foreseeable future.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is properly recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our President and Chief Executive Officer (CEO) and our Senior Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of November 1, 2008.
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
Management continues to conduct its annual assessment of the effectiveness of the Company’s internal control over financial reporting for the current year and anticipates remediating this material weakness.
Other than as described above, there have not been any other changes in our internal control over financial reporting in the nine months ended November 1, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION:
ITEM 1: LEGAL PROCEEDINGS
On March 21, 2007 (the “Petition Date”), the Company and its affiliated debtors filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Court”). The reorganization case is being administered under the caption “In re Hancock Fabrics, Inc., et al., Case No. 07-10353 (BLS).” On June 10, 2008, the Company filed its joint plan of reorganization (Docket No. 2746) (as modified and including all documents ancillary thereto, the “Plan”) and, thereafter, its related Court-approved notice of plan confirmation hearing. On July 22, 2008, the Court entered an order confirming the Plan (Docket No. 2996). On August 1, 2008 (the “Effective Date”), the Plan became effective, and the Company emerged from bankruptcy protection.
The Company is a party to several legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of the Company.
ITEM 1A: RISK FACTORS
The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 2, 2008, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations. On August 1, 2008, the Company emerged from bankruptcy protection. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K, except and discussed below.
We may be adversely affected by the general economic conditions and the current financial crisis
We may be adversely affected by the general economic conditions and the current financial crisis. Our performance and operating results are impacted by the relative condition of the U.S. and world economy. The macro-economic environment has been highly volatile due to a variety of factors, including but not limited to, the deterioration of the housing market, lack of credit availability, rising fuel and energy prices, unstable interest rates, inflation fears, unemployment concerns, increasing consumer debt, significant stock market volatility and recession. These economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. In addition, the current credit crisis is causing a significant negative impact on businesses around the world. The impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Any or all of these factors, as well as other unforeseen factors, could have a material adverse impact on consumer spending, our availability to get credit, our results of operations, liquidity, financial condition and stock price.
Significant changes in discount rates, actual investment return on pension assets, and other factors could affect the Company’s earnings, equity, and pension contributions in future periods.
The Company’s earnings may be positively or negatively impacted by the amount of income or expense recorded for its qualified benefit pension plan. Generally accepted accounting principles in the United States of America (GAAP) require that income or expense for the plan be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant assumptions used to estimate pension income or expense for the year are the expected long-term rate of return on plan assets and the interest rate. These assumptions, along with the actual value of assets at the measurement date, will drive the pension income or expense for the year. In addition, at the measurement date, the Company must also reflect the funded status of the plan liabilities on the balance sheet, which may result in a significant change to equity through a reduction or increase to Other Comprehensive Income. Although GAAP expense and pension contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash the Company would contribute to the pension plan. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve a plan’s funded status.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases by the Company of shares of its common stock during the third quarter of 2008:
Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased as	Number of Shares That
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans (1)	Under the Plans
August 3, 2008 through August 30, 2008	—	—	—	243,617
August 31, 2008 through October 4, 2008	54	$1.70	54	243,563
October 5, 2008 through November 1, 2008	—	—	0	243,563

Total	54	$1.70	54	243,563

(1)	In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,437 shares purchased under this authorization through November 1, 2008.
The Registrant did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 6: EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANCOCK FABRICS, INC. (Registrant)
By:	/s/ Robert W. Driskell
Robert W. Driskell
Senior Vice President and Chief Financial Officer

December 12, 2008