Form 10-K
period 2009-01-31
HANCOCK FABRICS INC
filed 2009-04-10
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1 – 9482

HANCOCK FABRICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0740905
State or other jurisdiction	I.R.S. Employer
of incorporation or organization	Identification No.

One Fashion Way, Baldwyn, MS	38824
Address of principal executive offices	Zip Code
Registrant’s telephone number, including area code
(662) 365-6000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common stock ($.01 par value)	Over-the-Counter (Pink Sheets)

Purchase Rights	Over-the-Counter (Pink Sheets)

Warrants to Purchase Common Stock	N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Our common stock is traded through broker-to-broker exchanges on what is commonly referred to as “Pink Sheets.” The aggregate market value of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates, based on 16,315,901 shares of common stock outstanding and the price of $1.84 per share on August 2, 2008 (the last business day of the Registrant’s most recently completed second quarter), was $30,021,258.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of April 4, 2009, there were 19,695,803 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after January 31, 2009.
With the exceptions of those portions that are not specifically incorporated herein by reference, the aforesaid document is not deemed filed as part of this report.

HANCOCK FABRICS, INC.
2008 ANNUAL REPORT ON FORM 10-K

		Page
PART 1

Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Item 1B.	10
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 8.	Consolidated Financial Statements and Supplementary Data	30
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	65

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	66
Item 11.	Executive Compensation	66
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
Item 13.	Certain Relationships and Related Transactions	66
Item 14.	Principal Accountant Fees and Services	66

PART IV

Item 15.	Exhibits and Financial Statement Schedules	67
Signatures		70
EX-10.2
EX-10.10
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.26
EX-10.28
EX-10.29
EX-18.1
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “anticipates,” “believes,” “could,” “approximates,” “estimates,” “expects,” “may,” “intends,” “predicts,” “projects,” “plans,” or “will” or the negative of those words or other terminology. Forward-looking statements involve inherent risks and uncertainties; our actual results could differ materially from those expressed in our forward-looking statements. The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are referred to in Item 1A. “Risk Factors”. Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations. Forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise any forward-looking statement.
PART I
Item 1. BUSINESS
General
Hancock Fabrics, Inc., a Delaware corporation (“Hancock” or the “Company”, which may be referred to as “we”, “us” or “our”) was incorporated in 1987 as a successor to the retail and wholesale fabric business of Hancock Textile Co., Inc., a Mississippi corporation and a wholly owned subsidiary of Lucky Stores, Inc., a Delaware corporation (“Lucky”).
Founded in 1957, we operated as a private company until 1972 when we were acquired by Lucky. We became a publicly owned company as a result of the distribution of shares of common stock to the shareholders of Lucky on May 4, 1987.
The Company is one of the largest fabric retailers in the United States, with 2008 sales of $276 million. We are a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We believe that providing a large assortment of fabric and other items, combined with expert in-store sewing advice, provides us with a competitive advantage. We operated 263 stores in 37 states and an internet store located on our website with the domain name www.hancockfabrics.com as of January 31, 2009.
On March 21, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On August 1, 2008 (the “Effective Date”), the Company’s Plan of Reorganization (the “Plan”) became effective and the Company emerged from bankruptcy protection.
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
On the Effective Date, the Company closed a $100.0 million senior revolving line of credit facility, as well as issued $20.0 million of floating rate secured notes and warrants to purchase 9,500,000 shares of the common stock of the Company (See Note 8 to the accompanying Consolidated Financial Statements).

AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance for the fiscal years ended February 2, 2008 and January 31, 2009. Per SOP 90-7, estimated claims are presented as Liabilities Subject to Compromise due to the uncertainty of the eventual settlement amount. Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan. As such, prepetition liabilities after the Effective Date are no longer presented as subject to compromise (See Note 2 to the accompanying Consolidated Financial Statements).
Business Strategy
Our goal is to profitably expand our postion as the inspirational authority in fabric and sewing. The Company is transitioning from a company operating within the confines of reorganization to a company which is committed to increasing shareholder value. The following are certain operating strategies which we are implementing to achieve our goals.
Expand our sales categories.
While our current merchandise assortment positions the Company as the leader in certain fabric categories, there are still other sub-categories in which we are perceived as a preferred provider but not the authority. As we move forward, we will continue to expand our offerings in categories we deem important to our customer while maintaining our leadership in the categories where we currently excel.
Increase comparable sales to existing customers.
Our retail associates historically have placed minimal emphasis on suggesting additional products and services to our customers. Our positive same store sales during the previous year is a testament to the added focus our team has placed on increasing our average sales transaction. We will continue to train and incentivize our retail team to drive positive comparable sales despite the general economic climate.
Leverage our vendor relationships into superior partnerships.
Many of our vendor relationships have been cultivated by over fifty years of dealings. Our ultimate payment of all debts plus interest owed as a result of our Chapter 11 proceedings only enhanced these associations. These long standing relationships will continue to be a strategic advantage to Hancock going forward as we leverage greater vendor managed programs such as consigned inventory, and as we continue to be the beneficiary of extended payment terms with higher discounts and increased rebate and allowance programs.
Provide centralized support throughout the organization.
As a result of the Company’s wholesale heritage, a decentralized structure was in place for over 50 years. Moving forward, management continues to develop a series of best practices (“one best way”) in our stores and our corporate environment. These processes allow our store personnel to become increasingly more efficient in operating our stores which provides them with incremental time to spend servicing our customers. We have also experienced greater consistency across the Company as we benefit from centralized buying, merchandising and marketing. This has also allowed us to see significant savings in operating costs and reductions in inventory levels as evidenced by achieving operating income in fiscal year 2008 after three years of operating losses. We intend to continue to try to find operating cost savings.
Increase utilization of Information Technology to manage the business.
The initial transition to a retail information technology system began in fiscal year 2005. Over the last four years, significant improvements have been made in both the quality and quantity of operating information to which we now have access. The Company is still trailing its peers in our ability to harness this information into meaningful business intelligence. We will continue to drive this evolution to include supply chain management and retail efficiencies, as we move forward. This continuing transformation will allow management to have a greater level of detailed information when making operating decisions.
Operations
Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics, and home accent pieces), quilting materials, and notions (which include sewing aids and accessories such as zippers, buttons, threads, sewing machines and patterns).
Our stores are primarily located in strip shopping centers. During 2008, we closed 7 stores, opened 1 store, remodeled 63 stores and relocated 4 existing stores.
Merchandising/Marketing
We principally serve the sewing, needle arts, and home decorating markets. These markets primarily consist of women who are creative enthusiasts, making clothing and gifts for their families and friends and decorating their homes.
We offer our customers a wide selection of products at prices that we believe are similar or lower than the prices charged by our competitors. In addition to staple fabrics and notions for apparel, quilting, and home decoration, we provide a variety of seasonal and current fashion merchandise.
We use promotional advertising, primarily direct mail and newspaper inserts, to reach our target customers.
Distribution and Supply
Our retail stores are served by our headquarters facility and 650,000 square foot warehouse and distribution facility in Baldwyn, Mississippi.
Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise to our warehouse. These types of carriers are also used to deliver merchandise from our warehouse and vendors to our retail stores.
Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 3% of our merchandise from any one supplier during 2008. We purchased approximately 13% of our merchandise from our top five suppliers in fiscal year 2008.
Competition
We are among the largest fabric retailers in the United States, serving our customers in their quest for apparel and craft sewing, quilting, home decorating, and other artistic undertakings. We compete nationally with one publicly traded company in the fabric retail industry, Jo-Ann Stores, Inc. In addition, Wal-Mart Stores, Inc., the world’s largest retailer, has fabric departments in most store locations; however, management understands that Wal-Mart plans to exclude cut fabric in most of its newly opened stores and will stop selling cut fabric in some of its existing stores. We also compete with a few smaller fabric chains and numerous independent fabric stores. We compete on the basis of price, selection, quality, service and location. We believe that our continued commitment to providing a large assortment of fabric and other items that are affordable, complete, and unique, combined with the expert sewing advice available in each of our stores, provides us with a competitive advantage in the industry.

Information Technology
Hancock is committed to using information technology to improve operations and efficiency, and enhance the customer shopping experience.  Implementation of a point-of-sale (“POS”) system in our stores was completed in early 2005, providing us with detailed sales and gross margin information at the stock keeping unit (“SKU”) level for the first time in the Company’s history.  Such information can be used to better understand and react to sales trends, evaluate advertising strategies, improve the allocation of merchandise to individual stores, and analyze the results of merchandise programs that are being tested. In 2006, we began tracking inventory perpetually at the store level.  Having access to this new inventory information allows us to make more timely and efficient decisions for planning and replenishment. In 2008, wireless technology was added to all stores, thereby improving productivity and accuracy of inventory.  We will continue to add new applications to the wireless system, further leveraging our investment.  Our focus remains on inventory control, accuracy and labor reduction through efficient systems.
Service Mark
The Company has registered the service mark “Hancock Fabrics” with the United States Patent and Trademark Office.
Seasonality
Hancock’s business is seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer months.
Employees
At January 31, 2009, we employed approximately 3,800 people on a full-time and part-time basis. Approximately 3,400 work in our retail stores. The remaining employees work in the Baldwyn headquarters, warehouse, and distribution facility. The Company has no employees covered under collective bargaining agreements.
Government Regulation
The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of our employees are paid at rates related to federal and state minimum wages and, accordingly, any increase in the minimum wage would affect our labor cost.
Environmental Law Compliance
Our operations are affected by federal, state and local environmental laws. The Company makes every effort to comply with any/all laws deemed applicable. While we cannot predict with certainty future costs for environmental compliance, we do not believe they will have a material effect on our earnings or our competitive position.
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

Hancock’s Corporate Governance Guidelines, Code of Business Conduct and Ethics (including the Code of Business Conduct and Ethics for our Chief Executive Officer and Senior Financial Officers), Audit Committee Charter, and Management Review and Compensation Committee Charter are available free of charge on the Company’s website. We will also provide copies of these documents free of charge upon request. We intend to provide disclosures regarding amendments to or waivers of a provision of our Code of Business Conduct and Ethics by disclosing such information on our website within four business days following the amendment or waiver.
Section 302 Certification
The Chief Executive Officer and Chief Financial Officer of Hancock filed the certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Item 1A. RISK FACTORS
The following risk factors should be considered carefully in evaluating our business along with the other information contained in or incorporated by reference into this Annual Report and the exhibits hereto.
We may be adversely affected by the general economic conditions and the current financial crisis.
Our performance and operating results are impacted by conditions in the U.S. and the world economy. The macro-economic environment has been highly volatile due to a variety of factors, including but not limited to, the deterioration of the housing market, lack of credit availability, unpredictable fuel and energy prices, volatile interest rates, inflation fears, unemployment concerns, increasing consumer debt, significant stock market volatility and recession. These economic conditions impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. In addition, the current credit crisis is causing a significant negative impact on businesses around the world. The impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Any or all of these factors, as well as other unforeseen factors, could have a material adverse impact on consumer spending, our availability to obtain financing, our results of operations, liquidity, financial condition and stock price.
Competitive changes could have a material adverse effect on our operations.
We are one of the largest fabric retailers in the United States and principally compete with only one national fabric/craft store chain, a few small fabric chains and numerous independent fabric stores. In addition, Wal-Mart Stores, Inc., the world’s largest retailer, has a fabric department in most store locations. Changes in our competitive environment could adversely impact our operating results. Such changes include, but are not limited to, the following:
•	liquidation of inventory in Hancock’s markets caused by a competitor’s store closings or need to dispose of inventory;

•	new entrants into the retail fabric industry;

•	expansion by existing competitors into our markets; and

•	increasingly competitive pricing strategies.
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
There are risks associated with our common stock trading on the Pink Sheets.
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
Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.
Our earnings may be positively or negatively impacted by the amount of income or expense recorded for its qualified benefit pension plan. Generally accepted accounting principles in the United States of America (GAAP) require that income or expense for the plan be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant assumptions used to estimate pension income or expense for the year are the expected long-term rate of return on plan assets and the interest rate. These assumptions, along with the actual value of assets at the measurement date, will drive the pension income or expense for the year. In addition, at the measurement date, we must also reflect the funded status of the plan liabilities on the balance sheet, which may result in a significant charge to equity through a reduction or increase to Accumulated Other Comprehensive Income. Although GAAP expense and pension contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to the pension plan. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve a plan’s funded status.
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
We rely on foreign suppliers for various products. In addition, some of our domestic suppliers manufacture their products overseas or purchase them from foreign vendors. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade are beyond our control and could adversely impact our operating results.

Transportation industry challenges and rising fuel costs may negatively impact our operating results.
Our products are delivered to our distribution center from vendors and from our distribution center to our stores by various means of transportation. Our ability to furnish our stores with inventory in a timely manner could be adversely affected by labor or equipment shortages in the transportation industry as well as long-term interruptions of service in the national and international transportation infrastructure. In addition, labor shortages could lead to higher transportation costs. With our reliance on the trucking industry to deliver products to our distribution center and our stores, our operating results could be adversely affected if we are unable to secure adequate trucking resources to fulfill our delivery schedules to the stores. Increases in fuel prices may result in increases in our transportation costs for distribution to our stores, as well as our vendors’ transportation costs, which could affect our operating results.
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
The possibility exists that the Internal Revenue Service or other taxing authorities could audit our current or previously filed tax returns and dispute our treatment of tax deductions or apportionment formulas, resulting in unexpected assessments. Depending on the timing and amount of such assessments, they could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Our ability to attract and retain skilled people important to our operations.
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
We are involved in various litigation matters that arise in the ordinary course of our business, including liability claims. Litigation could adversely affect our business operations and financial performance. Also, failure to comply with the various laws and regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance, and restatements of financial statements.
We may not be able to maintain or negotiate favorable lease terms.
We lease substantially all of our store locations. The majority of our store leases contain provisions for base rent and a small number of store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. If we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, our growth and profitability could be harmed.
Other matters.
The foregoing list of risk factors is not all inclusive. Other factors that are not known to us at this time and unanticipated events could adversely affect our business.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
As of January 31, 2009, the Company operated 263 stores in 37 states. (See Note 5 to the accompanying Consolidated Financial Statements for a discussion of dispositions) The number of store locations in each state is shown in the following table:

Number
State	of Stores
Alabama	10
Arizona	2
Arkansas	8
California	10
Colorado	4
Florida	4
Georgia	14
Idaho	4
Illinois	14
Indiana	5
Iowa	7
Kansas	4
Kentucky	9
Louisiana	12
Maryland	6
Minnesota	10
Mississippi	6
Missouri	10
Montana	1
Nebraska	4
Nevada	3
New Mexico	2
North Carolina	14
North Dakota	1
Ohio	5
Oklahoma	10
Oregon	2
Pennsylvania	1
South Carolina	9
South Dakota	2
Tennessee	11
Texas	28
Utah	5
Virginia	11
Washington	6
Wisconsin	8
Wyoming	1

Our store activity for the last five years is shown in the following table:

Year	Opened	Closed	Net Change	Year-end Stores	Relocated(1)
2004	39	(25)	14	447	—
2005	11	(15)	(4)	443	10
2006	4	(44)	(40)	403	6
2007	0	(134)	(134)	269	2
2008	1	(7)	(6)	263	4

(1)	Prior to 2005, stores that were relocated within the same market were treated as both an opening and a closing.
The Company’s 263 retail stores average 14,336 square feet and are located principally in strip shopping centers.
With the exception of one owned location, the Company’s retail stores are leased. The original lease terms generally are 10 years in length and most leases contain one or more renewal options, usually of five years in length. During fiscal 2009, 26 store leases are scheduled to expire. We currently have negotiated or are in the process of negotiating renewals on certain leases.
The Company owns and operates a 650,000 square foot warehouse and distribution facility, a 28,000 square foot fixture manufacturing facility, and an 80,000 square foot corporate headquarters facility in Baldwyn, Mississippi. These facilities, which are located on 64 acres of land, are owned by the Company and serve as collateral under the Company’s credit facility.
Reference is made to the information contained in Note 9 to the accompanying Consolidated Financial Statements for information concerning our long-term obligations under leases.

Item 3. LEGAL PROCEEDINGS
On March 21, 2007, the Company and its affiliated debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. The reorganization case is being administered under the caption “In re Hancock Fabrics, Inc., et al., Case No. 07-10353 (BLS).” On June 10, 2008, the Company filed its joint plan of reorganization (Docket No. 2746) (as modified and including all documents ancillary thereto, the “Plan”) and, thereafter, its related Court-approved notice of plan confirmation hearing. On July 22, 2008, the Court entered an order confirming the Plan (Docket No. 2996). On August 1, 2008, the Plan became effective, and the Company emerged from bankruptcy protection.
The Company is a party to several legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of the Company.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2009, through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the Over-the-Counter (OTC) bulletin board quotation service under the symbol HKFI.PK. Our stock is traded through broker-to-broker transactions on what is commonly referred to as “Pink Sheets.” The following table sets forth the high and low closing prices of our common stock for the year and during each quarter in 2007 and 2008, together with dividends.

			Cash
	High	Low	Dividend

2007
First Quarter	$3.88	$0.83	$—
Second Quarter	3.16	2.20	—
Third Quarter	2.20	1.45	—
Fourth Quarter	1.45	0.61	—

Year Ended February 2, 2008	$3.88	$0.61	$—

2008
First Quarter	$1.46	$0.75	$—
Second Quarter	1.84	1.00	—
Third Quarter	1.85	1.10	—
Fourth Quarter	1.12	0.35	—

Year Ended January 31, 2009	$1.85	$0.35	$—

As of January 31, 2009, there were 3,785 record holders of Hancock’s common stock.
The Company did not pay any cash dividends during 2008 or 2007. We have indefinitely suspended cash dividends in order to support our operational needs. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows, capital requirements, and debt covenants.
See Part III, Item 12 for a description of our securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of its Common Stock during the year ended January 31, 2009:
Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased as	Number of Shares That
	Total number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans (2)	Under the Plans (2)
February 3, 2008 through March 1, 2008	5,045	$1.08	—	243,617
March 2, 2008 through April 5, 2008	27,678	$1.21	—	243,617
April 6, 2008 through May 3, 2008	—	—	—	243,617
May 4, 2008 through May 31, 2008	—	—	—	243,617
June 1, 2008 through July 5, 2008	17,669	$1.24	—	243,617
July 6, 2008 through August 2, 2008	—	—	—	243,617
August 3, 2008 through August 30, 2008	—	—	—	243,617
August 31, 2008 through October 4, 2008	—	—	54	243,563
October 5, 2008 through November 1, 2008	—	—	—	243,563
November 2, 2008 through November 29, 2008	1,573	$0.76	—	243,563
November 30, 2008 through January 3, 2009	—	—	—	243,563
January 4, 2009 through January 31, 2009	—	—	—	243,563
Total February 3, 2008 through January 31, 2009	51,965	$1.19	54	243,563

(1)	The number of shares purchased during the year includes 51,965 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

(2)	In June of 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,437 shares purchased under this authorization through January 31, 2009. The shares discussed in footnote (1) are excluded from this column. The Company did not repurchase any shares during the fiscal year ended January 31, 2009, other than insignificant odd-lot accounts.

Item 6. SELECTED FINANCIAL DATA
Set forth below is selected financial information of the Company for each fiscal year in the 5-year period ended January 31, 2009. The Company has adjusted the previously reported 2007, 2006, 2005 and 2004 Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows, in this Annual Report on Form 10-K to reflect the change in accounting principle as described in Note 3 – “Retrospective Application of a Change in Accounting Principle” to the Company’s consolidated financial statements contained in Item 8 of this Form 10-K.The selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and notes thereto which appear elsewhere in this Form 10-K.

(dollars in thousands, except per share data and other data)	2008	2007	2006(1)	2005	2004
Results of Operations Data:
Sales	$276,381	$276,247	$289,484	$299,951	$326,095
Gross profit	119,579	117,580	116,966	126,501	146,587
Earnings (loss) from continuing operations before income taxes	(12,181)	(24,309)	(32,687)	(15,615)	2,510
Earnings (loss) from discontinued operations, net of tax	(186)	(7,991)	(14,803)	(10,290)	692
Net earnings (loss)	(12,367)	(33,300)	(43,149)	(25,216)	2,290
As a percentage of sales	(4.5)%	(12.1)%	(14.9)%	(8.4)%	0.7%
As a percentage of average shareholders’ equity	(22.3)%	(42.3)%	(40.4)%	(12.9)%	0.5%

Financial Position Data:
Total assets	$164,674	$185,084	$253,918	$280,916	$291,699
Capital expenditures	8,447	4,357	2,324	5,114	22,785
Long-term indebtedness	46,264	23,608	65,350	55,170	31,000
Common shareholders’ equity	47,349	63,438	94,162	119,503	151,674
Current ratio	2.9	3.9	2.2	3.3	2.8

Per Share Data:
Basic earnings (loss) per share	$(0.65)	$(1.76)	$(2.31)	$(1.36)	$0.13
Diluted earnings (loss) per share	(0.65)	$(1.76)	(2.31)	$(1.36)	0.12
Cash dividends per share	—	—	—	0.18	0.48
Shareholders’ equity per share	2.4	3.3	4.9	6.2	7.9

Other Data:
Number of states	37	37	40	43	42
Number of stores	263	269	403	443	447
Number of shareholders	3,785	3,843	3,889	4,170	4,453
Number of shares outstanding, net of treasury shares	19,716,303	19,285,235	19,311,307	19,189,025	19,200,883
Comparable sales change (2)	2.5%	13.2%	(1.9)%	(6.2)%	(4.2)%
Total selling square footage	3,232,194	3,297,508	4,837,091	5,278,179	5,253,424

(1)	Fiscal year 2006 contained 53 weeks while all other years presented contained 52 weeks.

(2)	The comparable sales increase for 2008 included a 0.4% benefit from 5 store closing events. The comparable sales increase for 2007 included a 12.7% benefit from 134 store liquidations in connection with store closing events and 2006 included a benefit of 2.7% from 42 stores liquidated.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our results of operations, financial condition and liquidity, and other matters should be read in conjunction with our consolidated financial statements and notes related thereto included in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K. These statements have been prepared in conformity with accounting principles generally accepted in the United States and require our management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.
Overview
Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating 263 stores in 37 states as of January 31, 2009. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. The stores average 14,336 total square feet, of which 12,290 are on the sales floor. During 2008, the average annual sales per store were $1.0 million.
Fiscal 2008 and 2007 had 52 weeks versus 53 weeks in fiscal 2006. Net sales numbers for fiscal 2006 include this additional week; however, comparable sales calculations exclude the 53rd week.
Significant financial items during fiscal 2008 include:
•	Net sales for fiscal 2008 were $276.4 million compared with $276.3 million in fiscal 2007, and comparable sales increased 2.1% compared with a 0.5% increase in the previous year.

•	Our online sales for 2008, which are included in the comparable sales above, increased 22.8% to $4.2 million.

•	Operating income increased by $7.1 million from a $4.0 million loss in 2007 to a $3.1 million profit in 2008.

•	The net loss narrowed to $12.4 million, or $0.65 per share, in 2008 from $33.3 million, or $1.76 per share in 2007. This $12.4 million loss for the year included $8.2 million of reorganization expenses and $2.2 million of interest expense related to bankruptcy claims.

•	Inventories were reduced by over $10.1 million with the majority of this reduction occurring in continuing stores.

•	Cash totaling $24.4 million was generated from operations before reorganization activities including a $8.1 million federal tax refund from previous operating loss carrybacks.

•	During 2008, we entered into a $100.0 million asset based credit facility with General Electric Capital Corporation. In addition, we issued $20.0 million of subordinated debt and warrants to purchase 9,500,000 shares of common stock.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Year Ended
	2008	2007	2006
Net sales (in thousands)	$276,381	$276,247	$289,484

Gross margin percentage	43.3%	42.6%	40.4%

Number of stores

Open at end of period(1)	263	269	403

Comparable stores at year end (2)	262	269	275

Sales growth

All retail outlets	0.0%	(4.6)%	(3.5)%

Comparable retail outlets (2)	2.1%	0.5%	(4.6)%

Total store square footage at year end (in thousands)	3,757	3,843	3,920

Net sales per total square footage	$74	$72	$74

(1)	Open store count does not include the internet store.

(2)	A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable sales. The comparable sales increase for 2008 excluded a 0.4% benefit from liquidation sales; 2007 excluded a 12.7% benefit from 134 store liquidations in connection with store closing events and 2006 excluded a benefit of 2.7% from 42 stores liquidated.
Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales. This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Fiscal Year
	2008	2007	2006
Sales	100.0%	100.0%	100.0%
Cost of goods sold	56.7	57.4	59.6

Gross profit	43.3	42.6	40.4
Selling, general and administrative expense	40.6	42.6	48.8
Depreciation and amortization	1.6	1.4	1.1

Operating income (loss)	1.1	(1.4)	(9.5)
Reorganization expense, net	3.0	5.4	—
Interest expense, net	2.5	1.9	1.8

Loss from continuing operations before income taxes	(4.4)	(8.7)	(11.3)
Income (taxes) benefit	—	(0.4)	1.3
Loss from discontinued operations	(0.1)	(2.9)	(4.9)

Net loss	(4.5)%	(12.0)%	(14.9)%

Net Sales

	Year Ended
	January 31,	February 2,	February 3,
(in thousands)	2009	2008	2007
Current store base	$267,756	$262,449	$259,246
53rd week	—	—	5,018
Closed stores	4,466	10,412	21,507
E-Commerce	4,159	3,386	3,713

Total net sales	$276,381	$276,247	$289,484

The current store base above represents the 263 stores which are currently in operation. Of these 263 stores, 262 were in operation in fiscal 2007 and 2006. Comparable sales of these 262 stores were an increase of 1.8% in fiscal 2008 and an increase of 1.2% in fiscal 2007. These increases were driven by a 1.4% and 1.4% increase in average ticket and a 0.7% increase and a 0.3% decrease in transactions in fiscal 2008 and 2007, respectively.
All three years presented include stores which were closed during the year but did not qualify for discontinued operations. There were 7, 10, and 18 stores closed in 2008, 2007, and 2006, respectively, which did not qualify as discontinued operations.
The Company launched a new e-commerce platform in August 2008 which has provided a considerable increase in our e-commerce business. Sales in fiscal 2008 were up 22.8%.
Our merchandise mix has remained relatively constant over the last three years, as reflected in the table below:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Apparel Fabrics	30%	30%	29%
Home Decorating	22%	24%	24%
Quilting/Craft	25%	23%	23%
Notions and Accessories	23%	23%	24%

	100%	100%	100%

We anticipate a downward shift in home decorating as economic difficulties continue to limit the amount of discretionary income available to purchase higher ticket fabrics required for decorating. This revenue mix is expected to shift to apparel fabrics and notions and accessories.
Gross Margin
Costs of goods sold include:
•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise
The classification of these expenses varies across the retail industry.
Specific components of cost of goods sold over the previous three years are as follows:

(in thousands)	2008	% of Sales	2007	% of Sales	2006	% of Sales
Total net sales	$276,381	100.0%	$276,247	100.0%	$289,484	100.0%

Merchandise cost	$134,156	48.5%	$138,375	50.1%	$146,762	50.7%
Freight	9,299	3.4%	9,725	3.5%	9,448	3.3%
Sourcing and warehousing	13,347	4.8%	10,567	3.8%	16,308	5.6%

Gross Profit	$119,579	43.3%	$117,580	42.6%	$116,966	40.4%

We have seen reductions of 160 and 60 basis points in the direct cost of merchandise during 2008 and 2007, respectively. This is a result of increasing the amount of product sourced from overseas while continually expanding our vendor network domestically.
Freight expense has remained relatively constant despite the increase in fuel costs during the summer months of 2008. The efficiencies gained within our shipping process are expected to continue to offset any increase in fuel costs going forward and could possibly reduce freight costs if fuel pricing stabilizes.
Sourcing and warehousing costs for the Company vary based on both the levels of inventory received during any period and the inventory balance at period end. These costs declined significantly in 2007 compared to 2006 due to the significant reduction in receipts in 2007 as the Company completed the closure of 134 stores and experienced supply chain interruptions due to the bankruptcy proceedings. In 2008, we returned to a more normalized level.
In total, our operational initiatives have resulted in an increase in gross margin of 70 basis points over 2007 and 290 basis points over 2006 levels.
Sales, General & Administrative Expenses
Sales, general & administrative expenses include:
•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)
Specific components of sales, general & administrative expenses over the past three years include:

(in thousands)	2008	% of Sales	2007	% of Sales	2006	% of Sales
Retail store labor costs	$43,679	15.8%	$44,703	16.2%	$50,228	17.4%
Advertising	9,741	3.5%	12,060	4.4%	12,277	4.2%
Store occupancy	29,145	10.5%	28,271	10.2%	30,118	10.4%
Retail SG&A	21,633	7.9%	22,165	8.0%	27,245	9.4%
Corp SG&A	7,908	2.9%	10,616	3.8%	21,471	7.4%

Total SG&A	$112,106	40.6%	$117,815	42.6%	$141,339	48.8%

Retail Store Labor Costs — The Company continued to achieve greater savings in store labor costs during 2008. These savings were driven by the conversion of the majority of our store associates to part-time with limited benefits. These benefits savings exceeded $1 million.
These costs for 2006 include approximately $3.5 million of additional labor which was required as part of the reinventory process associated with the 2005 financial statement audit. These additional costs were eliminated in 2007 along with many of the less efficient stores that were closed during the first quarter of 2007. Further reductions are anticipated in store labor in the next year as we implement additional corporate oversight as well as leveraging our technology investment in store infrastructure.
Advertising — Our advertising program shifted in 2008 to predominately direct mail and newspaper inserts. Prior to 2008, a significant amount was spent on newspaper print advertising and television. We expect the 2008 levels of advertising costs to be a normalized amount going forward for the retail store locations with an incremental increase to support our e-commerce business.
Store Occupancy — These costs are driven by the long term leases we enter into with the ownership and management of our retail locations. We experienced some decline in 2007 due to the elimination of our underperforming stores in the first quarter. Many of these closed stores were locations with higher levels of occupancy costs as a percentage of sales. The marginal increase in 2008 was a result of the exercising of renewals of leases already in place. We are optimistic that these costs will not substantially increase going forward as we work with our real estate partners in restructuring rents as a result of the economic environment in which we are operating.
Retail SG&A — Self-insured insurance claims declined significantly in 2008 compared to 2007 as the claims lag for claims related to the larger store base in place in early 2007, expired. These savings constituted the majority of the savings in 2008.
The reductions achieved in 2007 in relation to 2006 consisted of $2.3 million of reduced third party store inventory costs (2006 amounts included the reinventory required for the 2005 financial statement audit) and $2.6 million of expense reductions as a result of an emphasis on expense controls.
These amounts for 2009 are expected to increase by 50 to 100 basis points as we continue to improve the customer experience in our stores.
Corporate SG&A — Our 2008 corporate costs were reduced by a retirement plan curtailment gain of $6.2 million.  This gain was partially offset by $0.4 million of additional impairment expense, $0.8 million of added administrative costs, and a $1.5 million reduction of gains from disposal of assets over 2007.  The significant reduction in 2007 from the previous period was driven by a $1.3 million reduction in payroll and $3.4 million reduction in administrative costs provided by the restructuring and downsizing that occurred as a result of the bankruptcy.  These expense reductions were combined with $2.5 million of profits from the disposal of assets and $3.3 million of savings in professional fees due to the conclusion of the 2005 financial audit and reinventory.
We do not anticipate a significant curtailment gain during fiscal 2009 and as a result, these costs should be in line with 2008 amounts excluding the curtailment.
Reorganization Expenses, Net

(in thousands)	2008	% of Sales	2007	% of Sales	2006	% of Sales
Reorganziation expense, net	$8,207	3.0%	$14,939	5.4%	$—	0.0%
Reorganization expenses are comprised of the cost of professional fees associated with our bankruptcy proceedings. These costs were significant during the initial period of filing for bankruptcy protection during fiscal 2007 and during the time of emergence during 2008. There are limited bankruptcy issues remaining and these costs are not expected to be significant going forward as compared to prior years.
Interest Expense, Net

(in thousands)	2008	% of Sales	2007	% of Sales	2006	% of Sales
Interest expense, net	$7,038	2.5%	$5,320	1.9%	$5,080	1.8%
The Company’s interest costs are driven by borrowings on our credit facilities. Our current credit facilities consist of both an asset based facility and a subordinated debt facility. Interest expense for fiscal 2008 includes $2.2 million of interest costs associated with the payment of bankruptcy claims and $1.2 million of bond discount amortization costs. Excluding this non-recurring item and non-cash item, interest expense for the period was $3.6 million, or 1.3% of sales. This significant reduction is caused by the receipt of an $8.1 million tax refund which was utilized to reduce the debt outstanding and the current interest rate environment being at historical lows. The 2007 interest costs were up due to the costs associated with debtor in possession financing incurred in the initial bankruptcy proceedings.
Income Taxes

(in thousands)	2008	% of Sales	2007	% of Sales	2006	% of Sales
Income (taxes) benefit	$—	0.0%	$(1,000)	(0.4)%	$3,854	1.3%
No income tax expense or benefit was recognized during 2008 due to the Company’s substantial losses available to offset any taxable income and the recent loss incurred in 2008. Income tax expense was $1.0 million in 2007 compared to a benefit of $3.9 million in 2006. The expense recognized in 2007 reflects the balance of a settlement agreed to in principle with the state of Mississippi, while 2006 includes a benefit from the elimination of a valuation allowance related to the deferred tax asset for stock compensation and an increase in the income tax receivables related to certain state tax matters.
Loss from Discontinued Operations

(in thousands)	2008	% of Sales	2007	% of Sales	2006	% of Sales
Loss from discountinued operations	$(186)	(0.1)%	$(7,991)	(2.9)%	$(14,802)	(4.9)%
Loss from discontinued operations relates to the 26 stores closed in 2006 and 124 stores closed in 2007 which qualified as discontinued operations. All of these store closures were part of a reorganization plan implemented prior to seeking bankruptcy protection.

Liquidity and Capital Resources
Hancock’s primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility. Funds for such purposes, prior to the Bankruptcy filing date, have historically been generated from Hancock’s operations, short-term trade credit in the form of extended payment terms for inventory purchases extended by suppliers, and borrowings from commercial lenders.
We anticipate that we will be able to satisfy our working capital requirements, planned capital expenditures and debt service requirements with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility and other sources of financing. We expect to generate adequate cash flow from operating activities to sustain current levels of operations.
We consolidate our daily cash receipts into a centralized account. Per our line of credit agreement (“Revolver”), all collected and available funds, on a daily basis are applied to the outstanding loan balance. We then determine our daily cash requirements and request those funds from the Revolver availability.
Hancock’s cash flow related information as of and for the past three fiscal years follows (dollars in thousands):

	2008	2007	2006
Net cash flows provided (used):
Operating activites	$16,992	$37,689	$(7,424)
Investing activities	(8,311)	(253)	(1,549)
Financing activites	(8,623)	(37,655)	8,257

Working capital	$72,563	$97,141	$120,598
Operating Activities
In fiscal 2008, net cash inflows provided by operating activities before reorganization activities decreased by $27.6 million compared to fiscal 2007. This decrease was primarily the result of the significant liquidations in 2007 which generated $54.0 million of cash from inventory reductions as compared to $9.6 million in 2008. Excluding the impact of inventory reductions, net cash provided by operating activities before reorganization activities increased by $16.8 million primarily due to a reduced net loss, increased vendor payable support and a significant income tax refund.
The 8.9% decrease in our ending inventory balance from year-end 2007 to 2008 was primarily driven by a 6.8% reduction in the average inventory per store. The remaining decrease was a result of the net change in store count that occurred. The cash inflows provided from inventories in both 2007 and 2006 were proceeds from the store liquidations that occurred in those years. We anticipate additional inventory reductions going forward as we heighten our focus on supply chain management.
Accounts payable at year-end 2008 increased $2.5 million from year-end 2007. Accounts payable as a percent of inventory was 20.6% at year-end 2008, compared to 17.0% at year-end 2007, reflecting the return to pre-bankruptcy terms reestablished at the time of our exit from bankruptcy.
An income tax refund in the amount of $8.1 million was received in 2008 in addition to the $2.0 million received in 2007. We do not currently anticipate any additional tax refunds.

The Company also recognized a curtailment gain of $6.2 million in 2008 and $2.2 million in 2007. The gain realized in 2008 was driven primarily by amendments to our post retirement plans while the 2007 gain was a result of the reduction in force carried out during the bankruptcy process.
Investing Activities
Cash used for investing activities consists primarily of purchases and sales of property and equipment.
Capital expenditures during 2008 consisted mostly of store remodels and relocations. These activities totaled approximately $7.0 million for the year. The remaining amounts were utilized for additional information technology enhancements and general replacements in our distribution center and corporate office.
Capital expenditures during 2007 included expenditures for the development and opening of six new prototype stores and system upgrades. These expenditures were substantially offset by sales of real property and fixtures from store closures.
In 2006, capital expenditures were at significantly lower amounts due to capital expenditures being made more on an “as-needed” basis. These expenditures were partially offset by sales of surplus property.
Management expects 2009 capital expenditures to range from $5 million to $10 million. This capital spending will be directed at initiatives which support the Company’s current strategy.
Financing Activities
Cash used in financing activities for 2008 included net borrowings of $29.0 million which was utilized along with cash provided by operations to pay $37.5 million of pre-petition liabilities and exit financing loan costs. Previous year activity consisted of a reduction in net borrowing of $36.0 million which was provided mainly by inventory liquidations.
General
Hancock has indefinitely suspended its cash dividend in order to support the Company’s operational needs. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows, capital requirements, and debt covenants. In addition, a decision has been made to discontinue treasury stock repurchases for the foreseeable future, except for insignificant purchases from odd-lot shareholders and minor amounts surrendered by employees to satisfy tax withholding obligations arising from the lapse of restrictions on shares of stock.
Over the long term, Hancock’s liquidity will ultimately depend on continuing a positive trend in cash flow from operating activities through comparable sales increases, improved gross margin, and control of expenses.
Credit Facilities
The following should be read in conjunction with Note 8 to the accompanying Consolidated Financial Statements – Long Term Debt Obligations.
We have a $100.0 million five-year, secured revolving credit facility scheduled to expire in July 2013 (the “Revolver”). The level of borrowings available is subject to a borrowing base computation, as defined in the Loan Agreement, which includes credit card receivables, inventory, and real property. At the Company’s option, all loans under the Revolver bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins.

The Revolver is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal, tangible and intangible assets of the Company and precludes incurring significant additional debt obligations.
As of January 31, 2009, the Company had outstanding borrowings under the Revolver of $32.6 million and outstanding letters of credit of $6.5 million. Additional amounts available to borrow at that time were $35.0 million.
In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008. Interest on the Notes is payable quarterly at LIBOR plus 4.50%. Interest for the first four quarters may be paid by the issuance of additional notes and the Company anticipates utilizing this option for all four quarters in order to conserve liquidity. If additional notes are issued in lieu of interest, the interest for the period will be equal to LIBOR plus 5.50%. The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Purchasers of the Notes received a detachable warrant to purchase a total of 9.5 million shares of common stock. The warrants were valued at $11.7 million at the time of issuance and were recorded as a discount on notes payable under “Long term debt obligations.” As of January 31, 2009, the Note balance was $20.9 million and the warrant discount on Notes Payable was $10.5 million.
Since the Effective Date through January 31, 2007, the Company’s gross debt plus liabilities subject to compromise decreased by approximately $25.8 million.
Off-Balance Sheet Arrangements
Hancock has no off-balance sheet financing arrangements. Hancock leases its retail fabric store locations mainly under non-cancelable operating leases. Four of the Company’s store leases qualified for capital lease treatment. Future payments under operating leases are appropriately excluded from the Company’s balance sheet. Capital lease obligations are, however, reflected on the Company’s balance sheet.
Contractual Obligations and Commercial Commitments
The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 31, 2009. Note references refer to the applicable footnotes to the accompanying Consolidated Financial Statements contained in Item 8 of this report:
Contractual Obligations (in thousands)

			Less			More
	Note		than 1	1-3	4-5	than 5
	Reference	Total	Year	Years	Years	Years
Long-term debt (1)	8	$42,977	$—	$—	$42,977	$—
Minimum lease payments (2)	9	91,339	19,956	33,452	20,854	17,077
Standby letters of credit for insurance	8	6,307	6,307	—	—	—
Capital lease obligations (3)	9	5,236	462	927	944	2,903
Trade letters of credit		176	176	—	—	—
Purchase obligations		17,991	17,991	—	—	—

Total		$164,026	$44,892	$34,379	$64,775	$19,980

(1)	The calculation of interest on the Revolver and the Notes is dependent on the average borrowings during the year and a variable interest rate. The interest rates on the Revolver and the Notes were approximately 2.05% and 6.67%, respectively, at January 31, 2009. Interest payments are excluded from the table because of their subjectivity and the estimation required.

(2)	Our aggregate minimum lease payments represent operating lease commitments, which generally include non-cancelable leases for property used in our operations, including sale/leaseback financings. Contingent rent in addition to minimum rent, which is typically based on a percentage of sales is not reflected in the minimum lease payment totals. Minimum payments are reflected net of expected sublease income.

(3)	Capital lease obligations include related interest.
Postretirement benefits other than pensions, SERP funding obligations, store closing reserves, asset retirement obligations, anticipated capital expenditures, amounts included in other noncurrent liabilities for workers’ compensation and deferred compensation have been excluded from the contractual obligations table because of the unknown variables required to determine specific payment amounts and dates.
The Company has no standby repurchase obligations or guarantees of other entities’ debt.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant accounting policies employed by Hancock, including the use of estimates and assumptions, are presented in Notes to the accompanying Consolidated Financial Statements. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.
Financial statement preparation and presentation is in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code pursuant to Chapter 11 proceedings and the subsequent emergence from bankruptcy on August 1, 2008.
Hancock believes that estimates related to the following areas involve a higher degree of judgment and/or complexity:
Inventories. The Company values inventory using the lower of weighted average cost or market method. Market price is generally based on the current selling price of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records a reserve to reduce the carrying value to its market price, as necessary. Historically, the Company has rarely experienced significant occurrences of obsolescence or slow moving inventory. However, future changes such as customer merchandise preference, unseasonable weather patterns, or business trends could cause the Company’s inventory to be exposed to obsolescence or slow moving merchandise. As of January 31, 2009, the Company had recorded reserves totaling $434,000.
Shrink expense is accrued as a percentage of merchandise sales based on historical shrink trends. The Company performs physical inventories at the stores and distribution center throughout the year. The reserve for shrink represents an estimate for shrink for each of the Company’s locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results.
As with other retailers, it is not practical to perform physical inventory counts for all stores on the last day of a period. Therefore, certain assumptions must be made in order to record cost of sales for the period of time from each store’s most recent physical count to the end of the period. For the periods between the date of the last physical count and the end of the applicable reporting period, the Company includes these assumptions as it records cost of goods sold, including certain estimates for shrinkage of inventory due to theft, miscuts of fabric and other matters. These estimates are based on previous experience and could fluctuate from period to period and from actual results at the date of the next physical inventory count.

The Company capitalizes costs related to the acquisition, distribution and handling of inventory as well as duties and fees related to import purchases of inventory as a component of inventory each period. In determining the amount of costs to be allocated to inventory each period, the Company must estimate the amount of costs related to the inventory, based on inventory turnover ratios and the ratio of inventory flowing through the warehouse. Changes in these estimates from period-to-period could significantly change the reported amounts for inventory and cost of goods sold.
Property and Equipment. Determining appropriate depreciable lives and reasonable assumptions for use in evaluation of the carrying value of property and equipment requires judgment and estimates. Changes to those estimates could cause operating results to vary. The Company utilizes the straight-line depreciation method over a variety of depreciable lives while land is not depreciated. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease term as discussed in “Operating Leases” below. Buildings and related improvements are amortized over 5-40 years, leasehold improvements over 5-15 years and fixtures and equipment over 3-8 years. Generally, no estimated salvage value at the end of the useful life is considered.
Valuation of Long-Lived Assets. Hancock reviews the net realizable value of long-lived assets at the individual store level annually or whenever events or changes in circumstances indicate impairment has occurred. If the undiscounted cash flows are less than the carrying value, fair values based on the discounted cash flows of the estimated liquidation proceeds are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. Due to demographic changes in some markets, which caused a decline in sales and operating results during 2008, the Company assessed its long-lived assets and determined that certain of them were impaired. As a result, the Company has recorded approximately $515,000 in non-cash impairment charges. Additional charges may be necessary in the future due to changes in the estimated future cash flows. Impairment charges are included in selling, general and administrative expenses in the accompanying income statement.
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
Revenue Recognition. Sales are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. The Company allows customers to return merchandise under most circumstances. The reserve for returns was $126,000 at January 31, 2009, and $128,000 at February 2, 2008, and is included in accrued liabilities in the accompanying consolidated balance sheet. The reserve is estimated based on the Company’s prior experience of returns made by customers after period end.
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
Pension and Postretirement Benefit Obligations. The value of assets and liabilities associated with pension and postretirement benefits is determined on an actuarial basis. These values are affected by the fair value of plan assets, estimates of the expected return on plan assets, assumed discount rates and estimated future compensation increases. Hancock determines the discount rates primarily based on the rates of high quality, fixed income investments. Actual changes in the fair value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate used affect the amount of pension expense recognized. Due to the freezing of the retirement plan and changes made to the postretirement benefit plan during 2008, the Company recorded curtailment income of $6.2 million for the year. As a result in the significant decline in the value of plan assets at the end of fiscal year 2008, the net pension expense for 2009 is expected to increase by an estimated $2.2 million over the prior year.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point	One-Percentage Point
	Increase	Decrease
Effect on total service and interest costs	$91	$(74)
Effect on postretirement benefit obligation	$97	$(84)
Our pension and postretirement plans are further described in Note 13 to the accompanying Consolidated Financial Statements.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test goodwill for impairment. First, the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Each of the 38 remaining stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Due to a decline in operating results of certain stores, the Company performed an evaluation of goodwill in 2008 which resulted in impairment charges of $187,000. The Company recorded the goodwill impairment charges by estimating the fair value of the related reporting units using the present value of the related estimated cash flows. Additional charges may be required in the future based on changes in the fair value of reporting units and the annual goodwill impairment evaluation performed in the fourth quarter of each fiscal year and updated when events arise indicating potential impairment. Prior to the implementation of SFAS 142, Goodwill and Other Intangible Assets in fiscal year 2002, the Company amortized goodwill. Accordingly, goodwill is presented net of accumulated amortization of $1.0 million.
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
Deferred taxes are summarized in Note 10 to the accompanying Consolidated Financial Statements.
Stock-based Compensation. Prior to fiscal year 2006, in accordance with APB 25, the Company did not recognize compensation expense for its outstanding stock options; however, the Company did (and still does) amortize and recognize compensation expense at fair value of restricted stock awarded. Beginning in fiscal year 2006, the Company adopted Statement of Financial Accounting Standards, No. 123(R) and began expensing the remaining portion of the fair value for any unvested stock options over the remaining service (vesting) period, which resulted in $203,000 and $527,000 of additional stock compensation expense during 2008 and 2007, respectively. The amounts of future stock compensation expense may vary based on the types of awards, vesting periods, estimated fair values of the awards using various assumptions regarding future dividends, interest rates and volatility of the trading prices of the Company’s stock.
Related Party Transactions
As part of the Company’s issuance of Notes on August 1, 2008, certain members of the Official Committee of Equity Holders of Hancock Fabrics, Inc. (the “Equity Committee”) who were “related persons” as defined in Item 404 of Regulation S-K, participated in a Backstop Arrangement (“Backstop”) in which each party agreed to purchase all of the Notes not purchased by other purchasers during the offering. The Backstop provided for an additional 3,750 warrants to purchase the Company’s common stock to be issued to each participant. The related parties purchased approximately $18.0 million of the $20.0 million dollar Note offering. The related parties debt is subordinate to the Company’s revolving credit facility. See Note 17 in the accompanying Consolidated Financial Statements for details regarding each related party Equity Committee member’s participation in the Backstop. The Company has no other balances with any other related parties, nor has it had any material transactions with related parties during the fiscal years ended February 2, 2008 and February 3, 2007.
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

Seasonality
Hancock’s business is seasonal. Peak sales periods occur during the fall and early spring weeks, while the lowest sales periods occur during the summer. Working capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season during the fourth quarter.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 4 — Summary of Accounting Policies in the Notes to the Consolidated Financial Statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company did not hold derivative financial or commodity instruments at January 31, 2009.
Interest Rate Risk
The Company is exposed to financial market risks, including changes in interest rates. At the Company’s option, all loans under the Revolver bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of January 31, 2009, the Company had borrowings outstanding of approximately $32.6 million under the Revolver. If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $326,000, assuming borrowings under the Revolver of $32.6 million as existed at January 31, 2009.
In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008. Interest on the Notes is payable quarterly at LIBOR plus 4.50%. Interest for the first four quarters may be paid by the issuance of additional notes at a rate equal to LIBOR plus 5.50%. The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Purchasers of the Notes also received a detachable warrant to purchase shares of common stock. These warrants representing 9.5 million shares were issued in conjunction with the Notes, and are exercisable upon the date of issuance (August 1, 2008) for $1.12 per share and terminate five years from the anniversary date of issuance (August 1, 2013). The warrants were valued at $11.7 million using the Black-Scholes option pricing model and were recorded as a discount on notes payable and will be amortized to interest expense through the maturity date of the Notes.
The Company elected to make a quarterly interest payment on the Notes by issuing additional notes which resulted in the capitalization of $0.9 million of interest into the outstanding balance at January 31, 2009. If interest rates increased 100 basis points, the Company’s annual interest expense would increase $209,000, assuming borrowings under the Notes of $20.9 million as existed at January 31, 2009.
Foreign Currency Risk
All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies has increased product costs although this did not significantly impact 2008 results. As of January 31, 2009, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hancock Fabrics, Inc.
Consolidated Balance Sheets

January 31, 2009 and February 2, 2008
(in thousands, except for share and per share amounts)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$2,338	$2,280
Receivables, less allowance for doubtful accounts	3,380	4,453
Inventories, net	104,156	114,289
Income taxes refundable	—	8,118
Prepaid expenses	1,735	1,748

Total current assets	111,609	130,888

Property and equipment, net	45,039	43,683
Goodwill	3,210	3,406
Other assets	4,816	7,107

Total assets	$164,674	$185,084

Liabilities and Shareholders’ Equity
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$21,437	$19,393
Accrued liabilities	14,813	14,354
Other pre-petition obligations	2,796	—

Total current liabilities	39,046	33,747

Long-term debt obligations	42,977	23,608
Capital lease obligations	3,287	—
Postretirement benefits other than pensions	2,211	315
Pension and SERP liabilities	21,706	270
Other liabilities	8,098	3,071

Total liabilities not subject to compromise	117,325	61,011

Liabilities subject to compromise (See Note 2)	—	60,635

Total liabilities	117,325	121,646

Commitments and contingencies (See Notes 9 and 14)

Shareholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 33,084,570 and 32,601,483 issued and 19,716,303 and 19,285,235 outstanding, respectively	331	326
Additional paid-in capital	88,017	75,324
Retained earnings	124,907	137,335
Treasury stock, at cost, 13,368,267 and 13,316,248 shares held, respectively	(153,684)	(153,622)
Accumulated other comprehensive (loss) income	(12,222)	4,075

Total shareholders’ equity	47,349	63,438

Total liabilities and shareholders’ equity	$164,674	$185,084

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Operations

Years Ended January 31, 2009, February 2, 2008, and February 3, 2007
(in thousands, except per share amounts)	2008	2007	2006

Sales	$276,381	$276,247	$289,484
Cost of goods sold	156,802	158,667	172,518

Gross profit	119,579	117,580	116,966

Selling, general and administrative expenses	112,106	117,815	141,339
Depreciation and amortization	4,409	3,815	3,234

Operating income (loss)	3,064	(4,050)	(27,607)

Reorganization expense, net	8,207	14,939	—
Interest expense, net	7,038	5,320	5,080

Loss from continuing operations before income taxes (benefit)	(12,181)	(24,309)	(32,687)
Income taxes (benefit)	—	1,000	(3,854)

Loss from continuing operations	(12,181)	(25,309)	(28,833)
Loss from discontinued operations (net of tax benefit of $0, $0, and $0)	(186)	(7,991)	(14,803)

Net loss before cumulative effect of change in accounting principle	(12,367)	(33,300)	(43,636)
Cumulative effect of change in accounting principle, net of tax effect of $0	—	—	487

Net loss	$(12,367)	$(33,300)	$(43,149)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.64)	$(1.34)	$(1.54)
Loss from discontinued operations	(0.01)	(0.42)	(0.79)
Cumulative effect of change in accounting principle	—	—	0.02

Net loss	$(0.65)	$(1.76)	$(2.31)

Weighted average shares outstanding Basic and diluted	19,078	18,895	18,709

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Shareholders’ Equity
Years Ended January 31, 2009, February 2, 2008, and February 3, 2007
   (in thousands, except number of shares)

			Additional		Accumulated Other				Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Deferred	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Compensation	Equity

Balance January 28, 2006	32,422,126	$324	$75,223	$213,784	$(13,345)	(13,233,101)	$(153,372)	$(3,111)	$119,503
Comprehensive loss:
Net loss				(43,149)					(43,149)
Benefit plans (including the implementation of SFAS 158 of $10,649), net of taxes of $0					16,143				16,143

Total comprehensive loss									(27,006)
Adoption of FAS 123(R), net of taxes of $0			(3,598)					3,111	(487)
Issuance of restricted stock	148,500	1	(1)						—
Cancellation of restricted stock	(54,300)								—
Stock compensation expense			2,459						2,459
Tax benefit of stock compensation			(403)						(403)
Issuance of shares under directors’ stock plan	81,287	1	268						269
Purchases of treasury stock						(53,205)	(173)		(173)

Balance February 3, 2007	32,597,613	326	73,948	170,635	2,798	(13,286,306)	(153,545)	—	94,162
Comprehensive loss:
Net loss				(33,300)					(33,300)
Benefit plans, net of taxes of $0					1,277				1,277

Total comprehensive loss									(32,023)
Issuance of restricted stock	58,000								—
Cancellation of restricted stock	(85,350)								—
Stock compensation expense			1,307						1,307
Issuance of shares under directors’ stock plan	31,220		69						69
Purchases of treasury stock						(29,942)	(77)		(77)

Balance February 2, 2008	32,601,483	326	75,324	137,335	4,075	(13,316,248)	(153,622)	—	63,438
Comprehensive loss:
Net loss				(12,367)					(12,367)
FAS 158 measurement date adjustment				(61)					(61)
Benefit plans, net of taxes of $0					(16,297)				(16,297)

Total comprehensive loss									(28,725)
Issuance of restricted stock	377,500	4	(4)						—
Cancellation of restricted stock	(28,000)		—						—
Stock compensation expense			894						894
Warrants issued with notes			11,685						11,685
Warrants exercised	14,400		16						16
Issuance of shares for Directors’ fees	119,187	1	(1)						—
Amortization of Directors’ fees			103						103
Purchases of treasury stock						(52,019)	(62)		(62)

Balance January 31, 2009	33,084,570	$331	$88,017	$124,907	$(12,222)	(13,368,267)	$(153,684)	$—	$47,349

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows

Years Ended January 31, 2009, February 2, 2008, and February 3, 2007
(in thousands)	2008	2007	2006

Cash flows from operating activities:
Net loss	$(12,367)	$(33,300)	$(43,149)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	6,630	7,122	7,180
Amortization of deferred loan costs	533	2,153	456
Amortization of note discount	1,178	—	—
Interest on Pre-Petition Obligations	2,219	—
Interest paid-in-kind on Notes	859	—	—
Deferred income taxes	—	—	(865)
Stock compensation expense	894	1,307	2,459
Directors’ fees paid with shares	103	69	269
Reserve for store closings charges, including interest expense	(1,833)	3,532	685
Impairment on property and equipment, goodwill, and other assets	702	270	1,691
Cumulative effect of change in accounting principle	—	—	(487)
(Gain) loss on disposition of property and equipment	196	(998)	(251)
Reorganization expense, net	8,207	14,939	—
(Increase) decrease in assets
Receivables and prepaid expenses	1,142	(1,199)	1,886
Inventories at current cost	9,691	54,019	22,924
Income tax refundable	8,118	1,987	(2,989)
Other noncurrent assets	2,941	(1,622)	(439)
Increase (decrease) in liabilities
Accounts payable	2,494	11,027	(435)
Accrued liabilities	442	(4,377)	1,523
Postretirement benefits other than pensions	(6,682)	(3,073)	(916)
Long-term pension and SERP liabilities	493	936	2,454
Other liabilities	(1,520)	(861)	580

Net cash provided by (used in) operating activities before reorganization activitie	24,440	51,931	(7,424)
Net cash used for reorganization activites	(7,448)	(14,242)	—

Net cash provided by (used in) operating activities	16,992	37,689	(7,424)

Cash flows from investing activities:
Additions to property and equipment	(8,447)	(4,357)	(2,324)
Proceeds from the disposition of property and equipment	136	4,104	775

Net cash used in investing activities	(8,311)	(253)	(1,549)

Cash flows from financing activities:
Net (payments) borrowings on revolving credit facility	29,017	(59,584)	8,528
Net borrowings on DIP Facility and other loan agreement	—	23,608	—
Payments for loan costs	(1,202)	(1,523)	—
Payments for Pre-Petition Obligations	(36,325)	—	—
Payments for other financing activities	(113)	(156)	(271)

Net cash provided by (used in) by financing activities	(8,623)	(37,655)	8,257

Increase (decrease) in cash and cash equivalents	58	(219)	(716)
Cash and cash equivalents:
Beginning of period	2,280	2,499	3,215

End of period	$2,338	$2,280	$2,499

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,081	$1,990	$5,218
Income taxes	1,500	—	—
Non-cash activities:
Warrants issued with notes	11,685	—	—
Non-cash change in funded status of benefit plans	(16,358)	1,277	16,143
Decrease in capital lease obligations	(78)	(2,401)	1,652
Issuance of restricted stock	760	90	541
Cancellation of restricted stock	(108)	(772)	(553)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Description of Business
Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of January 31, 2009, Hancock operated 263 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.
Note 2 — Proceedings under Chapter 11 and Related Financings
On March 21, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Court”) (Case No. 07-10353). The reorganization case is being administered under the caption, “In re Hancock Fabrics, Inc., Case No. 07-10353.”
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
Treatment of Claims and Interest
The Plan provides for payment in full in cash plus interest, as applicable, or reinstatement of equity interest in the Company. Therefore, there were no impaired classes of creditors or stockholders.
Exit Financing
On the Effective Date, the Company closed a $100.0 million senior revolving line of credit facility, as well as issued $20.0 million of floating rate secured notes and warrants to purchase 9,500,000 shares of the common stock of the Company (See Note 8).
Claims Resolution and Plan Distributions
The Company resolved a majority of the claims against it prior to the Effective Date through settlement or by Court order. The claims resolution process continues for the few remaining unresolved claims and will continue until all claims are resolved.
Accounting Impact
AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance was implemented in the accompanying consolidated financial statements. Under this guidance, the Company was not required to adopt the “fresh-start reporting” provisions of SOP 90-7 upon emergence from bankruptcy. Per SOP 90-7, estimated claims are presented as “Liabilities Subject to Compromise” due to the uncertainty of the eventual settlement amount. Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan. As such, prepetition liabilities after the Effective Date are no longer presented as subject to compromise. The unpaid amounts are now classified as other pre-petition obligations.

Subsequent Distribution
During the fifty-two weeks ended January 31, 2009, the Company made cash distributions to creditors for allowed claim amounts totaling approximately $36.3 million, which was funded from the revolving line of credit (See Note 8). There are approximately $2.8 million of pre-petition obligations as of January 31, 2009 that have not been resolved.

Pre-petition obligations as of January 31, 2009 (in thousands):

Real estate claims	$1,473
Unfunded claims (1)	598
Professional fee claim	725

Total pre-petition obligations	$2,796

(1)	Amount represents claim checks that have been issued but remain outstanding as of January 31, 2009.
Liabilities subject to compromise as of February 2, 2008 (in thousands):

Accounts payable	$28,483
Accrued liabilities:
Rent liability	576
Store closing liability	5,396
Customer liability and property claims	695
Deferred compensation	290
Other	366

Total accrued liabilities	7,323

Income taxes payable	1,500
Long term capital lease obligations	3,365
Post retirement benefits other than pensions	8,414
Pension and SERP liability	5,007
Other Liabilities:
Long Term Deferred Compensation	3,948
Long Term Stepped Rent	2,186
Unapplied Rent Credit	390
Other	19

Total other liabilities	6,543

Total liabilities subject to compromise	$60,635

Note 3 — Retrospective Application of a Change in Accounting Principle
During the fourth quarter of 2008, the Company elected to change its method of valuing inventory to the weighted average cost (“WAC”) method, whereas in all prior years inventory was valued using the last-in, first-out (LIFO) method. The Company has determined that the WAC method of accounting for inventory is preferable as the method better reflects our inventory at current costs and enhances the comparability of our financial statements by changing to the predominant method utilized in our industry. The Company has applied this change retrospectively to the consolidated financial statements for the years 2007 and 2006 as defined within Statement of Financial Accounting Standards (SFAS) No. 154: Accounting Changes and Error Corrections. Accordingly, the previously reported retained earnings as of February 2, 2008 increased by $36.4 million. The effect of the change on the previously reported Consolidated Statement of Operations, Consolidated Balance Sheet, and Consolidated Statement of Cash Flows are reflected in the tables below (in thousands):

Consolidated Statements of Operations for the fiscal year ended February 2, 2008 and February 3, 2007

	2007		2007	2006		2006
			As			As
		LIFO	previously		LIFO	previously
(in thousands, except per share data)	As restated	Adjustment	reported	As restated	Adjustment	reported

Cost of goods sold	$158,667	$1,050	$157,617	$172,518	$(1,910)	$174,428
Gross profit	117,580	(1,050)	118,630	116,966	1,910	115,056
Operating loss	(4,050)	(1,050)	(3,000)	(27,607)	1,910	(29,517)

Loss from continuing operations	(25,309)	(1,050)	(24,259)	(28,833)	1,910	(30,743)
Loss from discontinued operations	(7,991)	(4,268)	(3,723)	(14,803)	848	(15,651)

Net loss before cumulative effect of change in accounting principle	(33,300)	(5,318)	(27,982)	(43,636)	2,758	(46,394)

Basic and diluted loss per share:
Loss from continuing operations	$(1.34)		$(1.28)	$(1.54)		$(1.64)
Loss from discontinued operations	(0.42)		(0.20)	(0.79)		(0.84)

Net loss	$(1.76)		$(1.48)	$(2.31)		$(2.45)

Retained earnings, end of period	$137,335	$36,382	$100,953	$170,635	$41,700	$128,935

Weighted average shares outstanding Basic and diluted	18,895		18,895	18,709		18,709

The Retained earnings beginning of fiscal 2006 was $174,842 as previously reported, and adjusted by $38,942 for the LIFO adjustment to $213,784.
Consolidated Balance Sheet as of February 2, 2008

		LIFO	As previously
(in thousands)	As restated	Adjustment	reported

Assets
Current assets:
Inventories	$114,289	$36,382	$77,907
Total current assets	130,888	36,382	94,506
Total assets	185,084	36,382	148,702

Shareholders’ Equity

Shareholders’ equity:
Retained earnings	$137,335	$36,382	$100,953
Total shareholders’ equity	63,438	36,382	27,056
Total liabilities and shareholders’ equity	185,084	36,382	148,702
Consolidated Statements of Cash Flows for the years ended February 2, 2008 and February 3, 2007

	2007		2007	2006		2006
			As			As
		LIFO	previously	As	LIFO	previously
(in thousands)	As restated	Adjustment	reported	restated	Adjustment	reported

Cash flows from operating activities:
Net loss	$(33,300)	$(5,318)	$(27,982)	$(43,149)	$2,758	$(45,907)
Adjustments to reconcile net loss to cash flows from operating activities
LIFO inventory reserve	—	5,318	(5,318)	—	(2,758)	2,758

Net cash provided (used) in operating activities before reorganization activities	51,931	—	51,931	(7,424)	—	(7,424)

Note 4 — Summary of Significant Accounting Policies and Basis of Accounting
Consolidated Financial Statements include the accounts of Hancock and its wholly owned subsidiaries. All inter-company accounts and transactions are eliminated. The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2008, 2007 and 2006, as used herein, refer to the years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively. The fiscal years 2008 and 2007 contained 52 weeks. Fiscal year 2006 contained 53 weeks.
Financial Statement presentation is in accordance AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance for the fiscal years ended February 2, 2008 and January 31, 2009. Per SOP 90-7, estimated claims are presented as Liabilities Subject to Compromise due to the uncertainty of the eventual settlement amount. Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan. As such, prepetition liabilities after the Effective Date are no longer presented as subject to compromise (See Note 2 to the accompanying Consolidated Financial Statements).
Discontinued operations are presented and accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. When a qualifying component of the Company is disposed of or has been classified as held for sale the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction. In determining whether elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur), the Company considers the generation of (or expected generation of) continuing cash flows. Actual or expected continuing cash inflows or outflows result from activities involving the Company and the component. The effect of the existence of any continuing cash flows has on the classification of the component as discontinued operations hinges on whether those continuing cash flows are direct or indirect. Both the significance and nature of the continuing cash flows factor into our direct/indirect determination. Direct continuing cash flows exist if there has been a significant migration of revenues (cash inflows) or costs (cash outflows) from the component to the Company. Also, direct continuing cash flows exist if significant cash inflows or outflows result from the continuation of activities between the entity and the component. When determining the significance of: (a) revenues (cash inflows) or costs (cash outflows) resulting from migration and (b) cash inflows or outflows resulting from the continuation of activities, the Company considers the cash inflows and outflows that would have been expected if the disposal did not take place and the cash inflows and outflows that are expected after the disposal takes place.
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
Reclassification has been made by the Company in netting $2.2 million of deferred tax assets against deferred tax liabilities of the same amount as of February 2, 2008, in the accompanying Consolidated Balance Sheets to conform to current year presentation.

Revenue recognition occurs at the time of sale of merchandise to Hancock’s customers, in compliance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Sales include the sale of merchandise at the Company’s retail stores and internet store, net of sales taxes collected. The Company allows customers to return merchandise under most circumstances. Sales returns were approximately $1.4 million in 2008, $1.9 million in 2007, and $2.4 million in 2006. The reserve for returns was $126,000 at January 31, 2009, and $128,000 at February 2, 2008, and is included in accrued liabilities in the accompanying consolidated balance sheets. The reserve is estimated based on the Company’s prior experience of returns made by customers after period end of merchandise sold prior to period end.
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
Cost of goods sold includes merchandise, freight, and handling and distribution costs.
Cash and cash equivalents include cash on hand, amounts due from banks, and overnight repurchase agreements, if any, having original maturities of three months or less, and are reflected as such for purposes of reporting cash flows.
Receivables include amounts due from customers for the sale of merchandise and for receivables from financial institutions for credit card payments received for the sale of merchandise. Receivables are stated net of the allowance for doubtful accounts, which totaled $0 as of January 31, 2009, and $56,000 as of February 2, 2008. The provision for doubtful accounts is included in selling, general and administrative expenses and totaled $2,000, $0, and $5,000 for fiscal years 2008, 2007 and 2006, respectively. Generally, past due receivables are charged interest and accounts are charged off against the allowance for doubtful accounts when deemed uncollectible.
Inventories consist of fabrics, sewing notions, and patterns held for sale and are stated at the lower of cost or market; cost is determined by the weighted average cost method. The costs related to handling and distribution as well as freight, duties, and fees related to purchases of inventories are capitalized into ending inventory, with the net change recorded as a component of costs of goods sold. At January 31, 2009 and February 2, 2008, inventories included such capitalized costs for handling and distribution totaling $9.6 million and $9.5 million, respectively. During fiscal 2008, 2007 and 2006, the Company included in cost of goods sold $11.8 million, $11.3 million and $13.5 million, respectively, related to handling and distribution costs, and $2.3 million, $2.9 million and $2.4 million, respectively, related to depreciation and amortization expense.
Hancock provides for slow-moving or obsolete inventories throughout the year by marking down impacted inventory to its net realizable value. In addition, Hancock records specific reserves when necessary to the extent that markdowns have not yet been reflected. At January 31, 2009, and February 2, 2008, the amount of such reserves totaled $434,000 and $344,000, respectively. During April 2006, the Company modified agreements with two vendors. In connection with the new agreements, the Company recorded a charge of $5.7 million in 2006 related to continuing operations to reduce certain inventory to the net realizable value.
Vendor allowances and rebates are recorded as a reduction of the cost of inventory and cost of goods sold.
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease term as discussed in “Operating leases” below. The depreciable lives are as follows: buildings and improvements 5-40 years, leasehold improvements 5-15 years and fixtures and equipment 3-8 years.

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
Long-lived asset impairment is assessed annually or when events or changes in circumstances indicate impairment may have occurred. The assessment is performed at the individual store level by comparing the carrying value of the assets with their estimated future undiscounted cash flows in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. If the undiscounted cash flows are less than the carrying value, the discounted cash flows or comparable fair values are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. Fair values are estimated based on the discounted cash flows from the proceeds from the estimated liquidation values of the assets. During 2008, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent. The net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $543,000 for stores deemed to be at least partially impaired, and the Company recorded total impairment charges of $515,000 due to the declining operations of the related stores and the impact on expected cash flows. During 2007, the net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $140,000 for stores deemed to be at least partially impaired, and the Company recorded total impairment charges of $70,000. At the end of fiscal 2006, the net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $1.4 million for stores deemed to be at least partially impaired, and the Company recorded total impairment charges of $1.1 million. Impairment charges are included in selling, general, and administrative expense in the accompanying income statement.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test for impairment. First, the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting unit is estimated using the discounted present value of future cash flows. Each of the stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Due to declining operating results and other factors, the Company performed evaluations of goodwill in 2008 and 2007 which resulted in goodwill impairment charges of $187,000 and $200,000, respectively. Additional charges may be required in the future based on changes in the fair value of reporting units as determined by the goodwill impairment evaluation that is performed annually and when events arise indicating potential impairment. Prior to the implementation of SFAS 142, Goodwill and Other Intangible Assets, the Company amortized goodwill. Accordingly, goodwill is presented net of accumulated amortization of $1.0 million.
Accounts Payable, as of January 31, 2009 and February 2, 2008, includes $3.5 million and $4.6 million, respectively of outstanding checks in excess of cash deposits.
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
Operating leases result in rent expense recorded on a straight-line basis over the expected life of the lease beginning with the point at which the Company obtains control and possession of the lease properties. The expected life of the lease includes the build-out period where no rent payments are typically due under the terms of the lease; rent holidays; and available lease renewals and option periods reasonably assured of exercise due to economic penalties. Also, the leases often contain predetermined fixed escalations of the minimum rentals during the term of the lease, which are also recorded on a straight-line basis over the expected life of the lease. The difference between the lease payment and rent expense in any period is recorded as stepped rent accrual in accrued liabilities and other liabilities in the consolidated balance sheets.
The Company records tenant allowances from landlords as lease incentives, which are amortized as a reduction of rent expense over the expected life of the lease. Furthermore, improvements made by the Company as required by the lease agreements are capitalized by the Company as prepaid rent expense and recorded as prepaid expenses and other noncurrent assets in the consolidated balance sheets and are amortized into rent expense over the expected life of the lease.
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
Advertising, including production costs, is charged to expense in the period in which advertising first takes place. Advertising expense for 2008, 2007, and 2006, was $9.8 million, $14.3 million, and $17.3 million, respectively.
Pre-opening costs of new stores are charged to expense as incurred.
Earnings per share is presented for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, which represent common shares outstanding, less treasury stock and nonvested restricted shares. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Hancock. For the fiscal years 2008, 2007 and 2006, basic and diluted earnings per share are the same because the Company is in a loss position and the effect of additional securities or contracts to additional common stock is antidilutive.
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
Uncertain Tax Positions are accounted for beginning the first day of fiscal 2007 (February 4, 2007) under the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 in fiscal 2007 had no impact on the Company’s financial position or results of operation for 2007 or 2008.
Stock Based Compensation, effective beginning January 29, 2006, are accounted for under the provisions of Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Under this method, compensation cost is recognized, beginning January 29, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all awards granted to employees prior to January 29, 2006, that remain unvested on the effective date. Prior to January 29, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our employee stock benefit plans. We adopted the disclosure-only provisions of SFAS 123 and accordingly, prior to January 29, 2006, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors. The Company previously reflected forfeitures of stock awards as they occurred; however, SFAS 123(R) requires estimates of forfeitures in determining the fair value of grants, which upon adoption of SFAS 123(R) at January 29, 2006, led the Company to record a cumulative effect for the accounting change totaling $0.5 million. Results for prior periods have not been restated for the adoption of SFAS 123(R).
See Note 13 to the accompanying Consolidated Financial Statements for the key assumptions utilized to determine the fair value of options.
Prior to the adoption of SFAS 123(R), restricted stock was recorded as a contra equity account for the total fair value of the shares awarded and is amortized into expense over the vesting period.
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

Concentration of Credit Risk. Financial instruments which potentially subject Hancock to concentrations of risk are primarily cash and cash equivalents and trade and other receivables. Hancock places its cash and cash equivalents in various insured depository institutions which limits the amount of credit exposure to any one institution. Occasionally our cash deposits with financial institutions exceed federally insured amounts. As of January 31, 2009, and February 2, 2008, our cash deposits exceeded federally insured amounts by $1.1 million, and $1.7 million, respectively.
In the ordinary course of business, Hancock extends credit to certain parties which are unsecured; however, Hancock has not historically had significant losses on the realization of such assets.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Certain aspects of this Standard were effective at the beginning of the first quarter of 2008 and had no impact on the Company. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. We do not anticipate that the adoption of the deferred portion of SFAS 157 will have a material impact on our financial condition, results of operations, or cash flow.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires a plan sponsor to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Such changes will be reported as other comprehensive income(loss). The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for the Company as of the end of its fiscal year ended February 3, 2007. The Company sponsors a fully-funded defined benefit pension plan, SERP, and an unfunded postretirement health and life plan (“OPEB”). Information relating to the defined benefit pension and postretirement health and life plans are provided in Note 13. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The implementation of SFAS 158 did not have a material impact on the financial statements for the fiscal year ended January 31, 2009.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations , and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the requirements of FSP FAS 142-3 and have not yet determined the impact on our consolidated financial statements.
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
Several other new accounting standards became effective during the periods presented or will be effective subsequent to January 31, 2009. None of these new standards had or is expected to have a significant impact on Hancock’s Consolidated Financial Statements.
Note 5 — Discontinued Operations
During 2008 the Company closed 7 stores, none of which qualified for discontinued operations treatment in accordance with the provisions SFAS 144. The results of operations for the 124 stores closed in 2007 and the 26 stores that qualified for discontinued operations during 2006 are presented separately in the accompanying statement of operations for all periods presented. Significant components of our results of discontinued operations consisted of the following for the years presented:
Discontinued Operations (in thousands, except per share amounts)

				Per Common Share
			Net Earnings	Net Earnings
	Sales	Gross Profit	(Loss)	Basic	Diluted

2008
Discontinued operations	$—	$—	$(186)	$(0.01)	$(0.01)

2007
As originally reported	$61,158	$16,498	$(3,723)	$(0.20)	$(0.20)

LIFO Adjustment	—	(4,268)	(4,268)	(0.22)	(0.22)

Discontinued operations, as restated	$61,158	$12,230	$(7,991)	$(0.42)	$(0.42)

2006
As originally reported	$86,695	$34,415	$(15,651)	$(0.84)	$(0.84)

LIFO Adjustment	—	848	848	0.05	0.05

Discontinued operations, as restated	$86,695	$35,263	$(14,803)	$(0.79)	$(0.79)

Note 6 — Property and Equipment (in thousands)
Property and Equipment consists of the following:

	2008	2007
Buildings and improvements	$25,801	$25,801
Leasehold improvements	5,265	5,189
Fixtures and equipment	62,822	59,245
Assets held for sale	720	738

	94,608	90,973
Accumulated depreciation and amortization	(50,783)	(48,504)

	43,825	42,469
Land	1,214	1,214

Total property and equipment, at depreciated cost	$45,039	$43,683

The Company recorded $4.4 million, $3.8 million, and $3.2 million of depreciation expense for continuing operations for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.
Assets held under capital leases amounted to $3.6 million and $3.6 million as of January 31, 2009 and February 2, 2008, respectively. Accumulated depreciation related to these assets at January 31, 2009 and February 2, 2008 totaled $481,000 and $314,000, respectively. Related depreciation expense amounted to $167,000 and $203,000, and $205,000 for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.
Note 7 — Accrued Liabilities (in thousands)
Accrued liabilities consist of the following:

	2008	2007
Payroll and benefits	$2,984	$1,821
Property taxes	2,790	3,088
Workers’ compensation and deferred compensation	2,291	1,458
Gift card / merchandise credit liability	1,682	1,635
Medical claims, customer liability claims and property claims	1,195	938
Postretirement benefits other than pensions	258	—
Pension and SERP liabilities	74	—
Sales taxes	970	607
Accrued accounting, legal, and professional	833	1,682
Accrued store closing	172	—
Other	1,564	3,125

	$14,813	$14,354

Note 8 — Long-Term Debt Obligations
On August 1, 2008, the Company and General Electric Capital Corporation (along with certain of its affiliates, “GE Capital”) entered into a financing arrangement whereby GE Capital provided the Company with a revolving line of credit (the “Revolver”) in the maximum amount of $100.0 million (the “Maximum Amount”). The Maximum Amount includes a letter of credit sub-facility (the “Sub-Facility”) of up to $20.0 million. There are no financial covenants. The Company is however, precluded from incurring significant additional debt obligations.

The Revolver has a 60-month term. At the Company’s option, all loans under the Revolver bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. The applicable margins initially ranged from 0.0% to 2.375%, depending on the nature of the borrowing under the Revolver. Starting on January 1, 2009, the applicable margins are subject to adjustment (up or down) prospectively, for three calendar month periods based on the Company’s average excess availability under the Revolver.
The Revolver is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal, tangible and intangible assets of the Company. As of January 31, 2009, the Company had outstanding borrowings under the Revolver of $32.6 million and amounts available to borrow of $35.0 million.
At January 31, 2009, Hancock had commitments under the above credit facility of $176,000, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has a standby letter of credit to guarantee payment of potential insurance claims. This letter of credit amounted to $6.3 million as of January 31, 2009.
In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008. The Notes were offered pursuant to a prospectus dated June 17, 2008, to shareholders of common stock. The non-convertible notes had a $1,000 purchase price. Interest on the Notes is payable quarterly at LIBOR plus 4.50%. Interest for the first four quarters may be paid by the issuance of additional notes. If additional notes are issued in lieu of interest, the interest for the period will be equal to LIBOR plus 5.50%. The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Purchasers of the Notes also received a detachable warrant to purchase shares of common stock. These warrants representing 9.5 million shares were issued in conjunction with the Notes, and are exercisable upon the date of issuance (August 1, 2008) for $1.12 per share and terminate 5 years from the date of issuance (August 1, 2013). The warrants were valued at $11.7 million using the Black-Scholes option pricing model (term of 4 years, risk-free interest rate of 3.75%, expected volatility of 72%, and 0% dividend) and were recorded as a discount on notes payable and will be amortized to interest expense through the maturity date of the Notes.
The Company elected to make a quarterly interest payment on the Notes by issuing additional notes which resulted in the capitalization of $0.9 million of interest into the outstanding balance at January 31, 2009.
From March 22, 2007 through August 1, 2008, the Company operated under a $105.0 million “debtor-in-possession” financing arrangement (the “Senior Secured Revolving Credit Facility” or “DIP Credit Facility”) with Wachovia Bank, N.A. The DIP Credit Facility called for $105.0 million maximum credit. There were minimum levels of availability that were required to be maintained, which had the effect of limiting the amount that could be borrowed to less than $105.0 million. Also, the level of borrowings was subject to a borrowing base as defined in the agreement. The DIP Credit Facility was collateralized by a first priority perfected collateral interest in and liens upon all of the Company’s present and future assets. The DIP Credit Facility was allowed to be used for letters of credit up to an aggregate amount of $25.0 million. This agreement provided for an unused line fee of 0.25% to 0.35%.
At February 2, 2008, Hancock had outstanding borrowings of approximately $6.1 million, under the DIP Credit Facility.
At February 2, 2008, Hancock had commitments under the above credit facility of $0.7 million, under documentary and standby letters of credit, which support purchase orders for merchandise. Hancock also has a standby letter of credit to guarantee payment of potential future workers’ compensation claims. This letter of credit amounted to $5.8 million as of February 2, 2008.

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
Note 9 — Long-Term Leases
Hancock leases its retail fabric store locations mainly under non-cancelable operating leases expiring at various dates through 2024. Four of the Company’s stores qualify for capital lease treatment. Two of the leases expire in 2020; the others expire in 2016 and 2021.
Rent expense consists of the following (in thousands):

	2008	2007	2006
Minimum rent	$21,037	$24,808	$31,716
Common area maintenance	2,137	1,848	3,369
Stepped rent adjustment	(380)	(1,046)	(437)
Equipment leases	417	594	625

	$23,211	$26,204	$35,273

Additional rent based on sales	$163	$92	$79

Taxes	$4,187	$4,083	$5,742

Insurance	$354	$298	$588

The amounts shown in the minimum rental table below reflect only future minimum rent payments required under existing store operating leases and income from non-cancelable sublease rentals. In addition to those obligations, certain of Hancock’s store operating leases require payment of pass-through costs such as common area maintenance, taxes, and insurance.

Future minimum rental payments under all operating and capital leases as of January 31, 2009 are as follows (in thousands):

			Capital
	Operating Leases		Leases
		Sublease
Fiscal Year	Payments	Rentals
2009	$20,634	$(678)	$462
2010	18,089	(526)	461
2011	16,223	(334)	466
2012	12,519	(171)	472
2013	8,623	(117)	472
Thereafter	17,296	(219)	2,903

Total minimum lease payments (income)	$93,384	$(2,045)	5,236

Less imputed interest			(1,871)

Present value of capital lease obligations			3,365
Less current portion			(78)

Long-term capital lease obligations			$3,287

Note 10 — Income Taxes
The components of income tax expense (benefit) are as follows (in thousands):

	2008	2007	2006
Currently payable (refundable)
Federal	$—	$—	$(2,989)
State		1,000	—

Total currently payable (refundable)	$—	$1,000	$(2,989)

Deferred
Federal	$—	$939	$121
State	—	(939)	(986)

Total Deferred	—	—	(865)

Total Expense (Benefit)	$—	$1,000	$(3,854) *

Continuing operations expense (benefit)	$—	$1,000	$(3,854)
Discontinued operations (benefit)	—	—	—

	$—	$1,000	$(3,854)

*	Includes adjustment in 2006 for valuation allowance related to stock compensation expense of $403,000.
Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2008	2007	2006
Statutory federal income tax rate (benefit)	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income tax effect	(1.3)	(1.3)	(1.3)
Refund adjustment	—	—	(9.1)
Other permanent differences	0.1	0.1	0.2
State tax settlement	—	4.1	—
Valuation allowance	36.2	36.2	33.4

Effective tax rate (benefit)	0.0%	4.1%	(11.8)%

The deferred tax assets are comprised of the following (in thousands):

	2008	2007

Deferred tax assets:
NOL carryforward	$23,823	$22,170
Pension and other post retirement benefits	12,214	8,721
Deferred compensation	2,327	2,211
Reserves and accruals	2,836	3,695
Inventory valuation method	(7,986)	(15,924)
Property and equipment	(1,173)	(1,837)
Other	(503)	32

Total deferred tax asset	31,538	19,068
Valuation allowance	(31,538)	(19,068)

Net deferred tax asset	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. At January 31, 2009, the Company had useable net operating loss carryforwards of approximately $63.9 million for federal and $113.2 million for state income tax purposes, available to offset future taxable income expiring through 2026 and 2016, respectively. The net change in the valuation allowance during the year ended January 31, 2009 was an increase of approximately $12.3 million due to the increase in the net deferred tax asset resulting primarily from an increase in pension liability and conversion of inventory valuation from LIFO to weighted average cost. Upon conversation from the LIFO method of accounting for tax purposes, the Company is obligated to recognize the accumulated LIFO inventory reserve of approximately $36.4 million into taxable income equally over a four year period beginning in fiscal 2008. The Company recognizes its pension and other post retirements benefit liabilities as a deferred tax asset but since the realization of such tax benefit is contingent upon the future payment of such amounts, a full valuation allowance is established for these deferred tax assets.
Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. The Company does not currently believe they are subject to any Section 382 limitations.
The Company adopted FIN 48 effective February 4, 2007. In accordance with FIN 48, the Company elected to classify interest and penalties as a component of tax expense. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At its adoption date of February 4, 2007, the Company had $0.5 million of unrecognized tax benefits which was reclassified from accrued liabilities and had no impact on beginning retained earnings. During the fourth quarter of fiscal 2007 the

Company recorded an additional $1.0 million of tax expense related to a Mississippi tax settlement. The $1.5 million was paid in fiscal 2008. At January 31, 2009 the Company had no unrecognized tax differences which should have impacted the effective tax rate in fiscal 2008. No interest and penalties were included in the balance sheet or statement of operations as of or for the year ended January 31, 2009. As of January 31, 2009 the Company files tax returns with the Federal government and approximately 37 different states, there currently are no tax audits in process. The Company believes that as part of its emergence from Chapter 11 they are substantially protected against any tax claims made prior to the bankruptcy filing.
Note 11 — Other Liabilities
Other Liabilities consisted of the following (in thousands):

	2008	2007
Long-term workers’ compensation and deferred compensation	$4,661	$2,239
Long-term stepped rent accrual	1,862	—
Other	1,575	832

	$8,098	$3,071

Note 12 — Shareholders’ Interest
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
Stock Repurchase Plan. In prior years and continuing in fiscal 2008, Hancock has repurchased approximately 13 million shares. As of January 31, 2009, 243,563 shares are available for repurchase under the most recent authorization.
In 2005, Hancock adopted the 2005 Stock Compensation Plan for Non-Employee Directors (the “2005 Plan”) which allows eligible directors to elect to receive all or a portion of their quarterly director fee in shares of common stock. The 2005 Plan, which will expire on June 30, 2010, unless sooner terminated by the Board, authorized the issuance of up to 100,000 shares of common stock, which may be authorized and unissued or shares reacquired and not reserved for any other purpose. As of January 31, 2009, all of the shares available in the 2005 Plan had been issued.

Warrants. In August 2008, Hancock issued 23,750 warrants which entitle the holder to purchase Common Stock of the Company. The warrants were issued in conjunction with the $20.0 million of Notes (See Note 8) and are detachable from the related note. Each warrant entitles the holder to purchase 400 shares at an exercise price of $1.12 and have an expiration date of August 1, 2013. As of January 31, 2009, warrants entitling the purchase of an aggregate 9,485,600 shares are outstanding.
Note 13 — Employee Benefit Plans
The Company’s stock based compensation consists of compensation for stock options and restricted stock. Total cost for stock based compensation included in net income was $1.0 million, $1.4 million, and $2.7 million for 2008, 2007, and 2006, respectively.
Stock Options. In 1996, Hancock adopted the 1996 Stock Option Plan (the “1996 Plan”) which authorized the granting of options to employees for up to 2,000,000 shares of common stock at an exercise price of no less than 50% of fair market value on the date the options are granted. The exercise price of all options granted under this Plan has equaled the fair market value on the grant dates. The employee stock options granted under the 1996 Plan vest ratably over a period of not less than two years and expire ten years after the date of grant. The 1996 Plan expired on September 30, 2001 and prohibited grants after the expiration date.
In 2001, Hancock adopted the 2001 Stock Incentive Plan (the “2001 Plan”) which authorized the granting of options or restricted stock to key employees for up to 2,800,000 shares of common stock in total. In 2005, the 2001 Plan was amended to increase the aggregate number of shares authorized for issuance by 350,000 shares. Additionally, the 2001 Plan was amended and restated pursuant to the Company’s Plan of Reorganization, approved on August 1, 2008, to increase the aggregate number of shares authorized for issuance by 3,150,000, to award each non-employee director installed pursuant to the Plan of Reorganization 50,000 shares of restricted stock, to allow non-employee directors to receive restricted stock and stock options, and to allow directors to elect to receive fees as restricted shares instead of cash. Under the 2001 Plan, as amended and restated, the total shares available for issuance is 6,300,000. The options granted under the 2001 Plan, as amended and restated, can have an exercise price of no less than 100% of fair market value on the date the options are granted, vest 25% upon the first anniversary of the grant date and 1/36th per month over the next three years, and expire seven years from the grant date. Restricted stock issued under the 2001 Plan can vest no sooner than 50% upon the first anniversary and 25% upon the second and third anniversary. In March 2006, the 2001 Plan was amended by the Long-Term Incentive Compensation Restricted Stock Program, which provides for shares to be issued without restriction upon achieving predetermined performance goals. As of January 31, 2009, a total of 3,675,963 shares remain available for grant under the 2001 Plan.
In 2004, Hancock adopted the 2004 Special Stock Plan (the “2004 Plan”) which authorizes the granting of options or restricted stock to key employees and directors for up to 200,000 shares of common stock in total, with no more than 100,000 of those shares being allocated to restricted stock. The options granted under the 2004 Plan can have an exercise price of no less than 100% of fair market value on the date the options are granted. Options and restricted stock issued under the 2004 Plan can vest no sooner than 25% per year, and options expire ten years after the date of grant. As of January 31, 2009, all of the restricted shares available in the 2004 Plan have been issued and the options previously granted under the 2004 Plan have been cancelled.
On August 7, 2008, the Management Review and Compensation Committee cancelled all or a portion of the outstanding stock options of 49 employees. These cancelled options were below the current market price and the Company issued replacement grants in an amount determined by the employees’ current position in the Company. The replacement grants were issued from the 2001 Stock Incentive Plan, as amended and restated, and had an incremental value of $532,000.

A summary of stock option activity in the plans for the years ended January 31, 2009, February 2, 2008, and February 3, 2007 follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,137,300	$10.68	1,795,275	$11.65	1,959,475	$12.21

Granted	950,500	$1.52	108,500	$1.63	126,000	$3.63

Canceled	(827,725)	$9.96	(766,475)	$11.67	(290,200)	$11.93

Exercised	—	$—	—	$—	—	$—

Outstanding at end of year	1,260,075	$4.21	1,137,300	$10.68	1,795,275	$11.65

Exercisable at end of year	321,200	$12.13	890,825	$12.20	1,394,025	$12.25

The weighted average remaining contractual life is 6.06 years for all outstanding options and 3.92 years for all exercisable options at January 31, 2009.
The weighted average grant-date fair value of options granted during 2008, 2007, and 2006 was $0.79, $0.93, and $1.91, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2008, 2007, and 2006, respectively: dividend yields of 0%, 0% and 0%; average expected volatility of 0.68, 0.54, and 0.47; risk-free interest rates of 3.11%, 4.22% and 4.77%; and an average expected life of 4.84 years in 2008, 6.25 years in 2007, and 6.25 years in 2006.
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

A summary of the outstanding and exercisable options as of January 31, 2009 follows:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 1/31/09	Life (Years)	Price	1/31/2009	Price

$0.40 to $.87	53,000	7.93	$0.66	0	$—
$.88 to $1.29	67,500	9.06	$1.03	9,375	$0.93
$1.30 to $1.57	787,500	6.52	$1.58	0	$—
$1.58 to $2.20	47,000	7.52	$1.69	6,750	$1.66
$2.21 to $4.25	22,975	1.37	$4.25	22,975	$4.25
$4.26 to $7.49	64,300	2.00	$7.19	64,300	$7.19
$7.50 to $12.19	78,400	5.35	$12.20	78,400	$12.20
$12.20 to $18.09	139,400	3.88	$16.92	139,400	$16.92

$0.40 to $18.09	1,260,075			321,200

Restricted Stock. On December 6, 1995, Hancock adopted the 1995 Restricted Stock Plan to provide for the issuance of restricted stock awards to employees. The aggregate number of shares that may be issued or reserved for issuance pursuant to the 1995 Restricted Stock Plan shall not exceed 1,000,000 shares. The 2001 Stock Incentive Plan, as amended and restated, authorized the granting of up to 6,300,000 shares of restricted stock or stock options. The 2004 Special Stock Plan authorized the granting of up to 100,000 shares of restricted stock. During 2008, 2007, and 2006, restricted shares totaling 496,687, 58,000, and 148,500, respectively, were issued to directors, officers and key employees under the Plans. Compensation expense related to restricted shares issued is recognized over the period for which restrictions apply.
A summary of the status of the Entity’s nonvested restricted shares as of January 31, 2009, and changes during the year ended January 31, 2009, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested shares at February 2, 2008	338,525	$7.01
Granted	496,687	$1.53
Vested	(283,835)	$4.93
Forfeited	(28,000)	$3.85

Nonvested shares at January 31, 2009	523,377	$3.10

As of January 31, 2009, there was $0.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the years ended January 31, 2009, February 2, 2008, and February 3, 2007 was $1.4 million, $1.3 million and $0.6 million respectively.
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
Retirement Plans. Hancock has maintained a noncontributory qualified defined benefit retirement plan and an unfunded nonqualified Supplemental Retirement Benefit Plan (“SERP”) that affords certain benefits that cannot be provided by the qualified plan. Together, these plans provided eligible full-time employees with pension and disability benefits based primarily on years of service and employee compensation. Both plans were frozen effective December 31, 2008, thereafter participants will not accrue additional benefits for service. Hancock used its fiscal year end as the measurement date in 2008, and December 31 in all prior years for its retirement plans. The change in measurement date had no material effect.
During 2004, employees under the age of 40 were transitioned from the defined benefit plan into the 401(k) Plan and employees age 40 or older were given a choice between continuing to accrue pension benefits or participating in the 401(k) Plan. Full-time employees hired after December 31, 2004, are eligible only for the 401(k) Plan.  Employees who were not eligible or chose not to participate in the defined benefit plan received an annual 401(k) contribution of 3% and a match of employee contributions up to 2% for 2005, 2006 and 2007. The Company chose not to make a discretionary contribution for 2008. During 2008, the Company recognized $234,000 of expense for its 401(k) match.
Changes in Projected Benefit Obligation and Fair Value of Plan Assets (in thousands)

	Retirement Plan		SERP
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$71,140	$74,861	$1,072	$1,031
Service cost	1,118	1,642	—	3
Interest cost	5,077	4,308	65	61
Benefits paid	(5,369)	(3,988)	(166)	(11)
Plan expenses paid	(656)	—	—	—
Actuarial loss (gain)	(3,945)	(5,195)	(116)	(12)
Liability (gain) loss due to curtailment	(889)	(488)	—	—

Benefit obligation at end of year	$66,476	$71,140	$855	$1,072

Change in plan assets
Fair value of plan assets at beginning of year	$66,935	$67,775
Actual return on plan assets	(15,358)	3,147
Plan expenses paid	(656)	—
Benefits paid	(5,369)	(3,987)

Fair value of plan assets at end of year	$45,552	$66,935

Amounts recognized in the consolidated balance sheets
Current liabilities	$—	$—	$74	$134
Non-current liabilities	20,924	4,205	782	938

Net Liability at end of year	$20,924	$4,205	$856	$1,072

Amounts recognized in accumulated other comprehensive income
Prior service credit	$—	$(640)	$—	$(9)
Net actuarial (gain) loss	27,093	11,747	77	198

Total	$27,093	$11,107	$77	$189

Funded Status
The funded status and the amounts recognized in Hancock’s consolidated balance sheet for the retirement plans based on an actuarial valuation were as follows (in thousands):

	Retirement Plan		SERP
	2008	2007	2008	2007
Funded status	$(20,924)	$(4,205)	$(856)	$(1,072)

Recorded Pension Liability
In accordance with SFAS No. 87, Employers’ Accounting for Pensions, a liability was required in 2008 and 2007 as the accumulated benefit obligation exceeded the fair value of pension plan assets for both plans as of the measurement date. The liability, totaling $27.1 million and $11.1 million at January 31, 2009, and February 2, 2008, respectively, was recorded as Accumulated Other Comprehensive Loss and because such entry had no cash impact, it is not reflected in the consolidated statement of cash flows.
Components of Net Periodic Benefit Cost (in thousands)

	Retirement Plan			SERP
	2008	2007	2006	2008	2007	2006
Service cost	$1,027	$1,642	$2,310	$—	$3	$11
Interest cost	4,687	4,308	4,104	60	61	58
Expected return on plan assets	(5,317)	(5,578)	(5,361)	—	—	—
Amortization of prior service cost	(73)	(97)	(98)	(1)	(1)	—
Actuarial loss	879	852	1,356	4	23	24
Curtailment gain	(560)	(136)	—	(7)	—	—

Net periodic benefit cost	$643	$991	$2,311	$56	$86	$93

Other Changes in Plan Assets and Benefit Obligation
Recognized in Other Comprehensive Income (in thousands)

	Retirement Plan	SERP
	2008	2008
Net actuarial (gain)/loss	$17,187	$(116)
Curtailment — recognition of net actuarial gain	(889)	—
Curtailment — recognition of prior service credit	560	7
Reversal of amortization — net actuarial gain	(952)	(5)
Reversal of amortization — prior service credit	80	2

Total recognized in other comprehensive income	$15,986	$(112)

Accumulated Benefit Obligation
The accumulated benefit obligation for the retirement plan was $66.5 million and $71.1 million at the measurement dates of January 31, 2009, and February 2, 2008, respectively. The accumulated benefit obligation for the SERP was $0.9 million and $1.1 million at January 31, 2009, and February 2, 2008, respectively.
Assumptions
Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	Retirement Plan		SERP
	2008	2007	2008	2007
Discount rate	7.55%	6.55%	7.46%	6.55%
Rate of increase in compensation levels	N/A	2.50%	N/A	2.50%
Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

	2008	2007	2006
Discount rate	6.58%	5.90%	5.60%
Rate of increase in compensation levels	2.29%	4.00%	4.00%
Expected long-term rate of return on assets	8.44%	8.50%	8.50%
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
Plan Assets
Hancock’s retirement plan weighted-average asset and target allocations were as follows:

	Percentage of Plan Assets
	January 31,	February 2,	Target
Asset Category	2009	2008	Allocation
Equity securities	59.4%	81.0%	65%
Fixed income securities	40.6%	19.0%	35%

	100.0%	100.0%	100%

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

Contributions
Hancock currently estimates a required contribution of $0.7 million to the retirement plan during 2009.  This estimate is based on many assumptions, includes asset values, actual rates of return on plan assets, assumed discount rates, projected census data, and recently passed legislation regarding funding requirements.  Accordingly, actual contribution amounts could vary greatly from the estimated amounts.
Contributions to the SERP are made as benefits are paid.
Estimated Future Benefit Payments (in thousands)

	Retirement
	Plan	SERP
2009	$4,529	$74
2010	4,696	74
2011	4,842	74
2012	5,036	74
2013	5,220	73
Years 2014 through 2018	28,870	365
Postretirement Benefit Plan. Hancock maintained a postretirement medical/dental/life insurance plan for all full-time employees and retirees hired before January 1, 2003. Eligibility for the plan is limited to employees completing 15 years of credited service while being eligible for the Company’s employee medical benefit program. The Company currently contributes to the plan as benefits are paid. Effective December 31, 2008, Hancock revised its policy respecting postretirement benefits. Retirees, that are Medicare eligible, no longer receive medical benefits and all eligible present or future retirees must pay the estimated cost of medical/dental/life insurance coverage provided by the Company. Hancock used its fiscal year end as the measurement date for its postretirement benefit plan for 2008 and December 31 for all prior years.
Changes in Accumulated Postretirement Benefit Obligation (in thousands)

	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$8,729	$9,160
Service cost	195	263
Interest cost	570	490
Plan amendments	(3,643)	—
Benefits paid	(860)	(629)
Actuarial (gain)	(300)	(398)
Liability (gain) due to curtailment	(2,472)	(399)
Plan participant contributions	250	242

TOTAL	$2,469	$8,729

Current benefit obligation at end of year	$258	$—
Non-current benefit obligation at end of year	2,211	8,729
Funded Status
The Company currently contributes to the plan as benefits are paid. The funded status and the amounts recognized in Hancock’s consolidated balance sheets for other postretirement benefits based on an actuarial valuation were as follows (in thousands):

	2008	2007
Funded status	$(2,469)	$(8,729)

Components of Net Periodic Benefit Cost (in thousands)

	2008	2007	2006
Service costs	$179	$263	$309
Interest costs	523	490	496
Amortization of prior service cost	(947)	(1,174)	(1,178)
Amortization of net actuarial gain	(192)	(231)	(151)
Curtailment income	(5,633)	(2,040)	—

Net periodic postretirement costs (gain)	$(6,070)	$(2,692)	$(524)

Other Changes in Plan Assets and Benefit Obligation
Recognized in Other Comprehensive Income (in thousands)

2008
Net actuarial gain	$(300)
Prior service credit arising during measurement period	(3,643)
Curtailment — recognition of prior service credit	3,162
Reversal of amortization — net actuarial loss	208
Reversal of amortization — prior service cost	1,027

Total recognized in other comprehensive income	$454

Assumptions
Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	2008	2007
Discount rate	7.52%	6.55%
Rate of increase in compensation levels	2.50%	2.50%
Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

	2008	2007	2006
Discount rate	6.58%	5.90%	5.60%
Expected return on plan assets	N/A	N/A	N/A
Rate of increase in compensation levels	2.50%	4.00%	4.00%

Assumed Health Care Cost Trend Rates

	2008		2007
	Employees	Employees	Employees	Employees
	under age 65	age 65 or older	under age 65	age 65 or older

Health care cost trend rate assumed for next year	8.94%	7.79%	8.25%	7.50%
Rate that the cost trend rate gradually declines to	4.77%	4.35%	4.75%	4.75%
Year that the rate reaches the rate it is assumed to remain at	2014	2016	2012	2013
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point	One-Percentage Point
	Increase	Decrease

Effect on total service and interest costs	$91	$(74)
Effect on postretirement benefit obligation	$97	$(84)
Contributions
Hancock currently contributes to the plan as medical and dental benefits are paid. The Company expects to continue to do so in 2009 for all eligible, present or future retirees, that elect to pay the estimated cost of medical/dental/life insurance coverage provided by the Company. Claims paid in 2008, 2007, and 2006, net of employee contributions, totaled $579,000, $388,000, and $392,000, respectively. Such claims include, in the case of postretirement life benefits, actual claims paid by a life insurance company and, in the case of medical and dental benefits, actual claims paid by the Company on a self-insured basis.
Estimated Future Benefit Payments (in thousands)

Net
Payments
2009	258
2010	241
2011	250
2012	215
2013	221
Years 2014 through 2018	1,006
Note 14 — Commitments and Contingencies
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
Note 15 – Reserve for Store Closings
The reserve for store closings is based on estimates of net lease obligations and other store closing costs. The reserve was increased by $1.6 million in 2006 and $4.5 million in 2007 due to store closings and changes in prospects for sub-leasing properties. The reserve was decreased approximately $1.8 million in 2008 primarily due to the process of negotiating bankruptcy claims.

The 2007 and 2008 activity in the reserve is as follows (in thousands):

	2008 Lease Obligations	2007 Lease Obligations
Beginning of year	$5,396	$1,864
Addition to (reduction in) reserve	(1,842)	4,455
Interest	9	22
Payments	(2,344)	(945)

End of year	$1,219	$5,396

Note 16 – Asset Retirement Obligations
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
At January 31, 2009 and February 2, 2008, the Company had a liability pertaining to the asset retirement obligation in noncurrent liabilities on its consolidated balance sheet. The following is a reconciliation of the beginning and ending carrying amount of the Company’s asset retirement obligations (in thousands):

	Fiscal Year
	2008	2007

Asset retirement obligation, beginning of period	$319	$476
Asset retirement obligation settled, incurred, and accretion expense	(6)	(157)

Asset retirement obligation, end of period	$313	$319

Related capitalized property and equipment, net of accumulated depreciation	$55	$69
Note 17 – Related Party Transactions
As part of the Company’s issuance of Notes on August 1, 2008, certain members of the Official Committee of Equity Holders of Hancock Fabrics, Inc. (the “Equity Committee”) who were “related persons” as defined in Item 404 of Regulation S-K, participated in a Backstop Arrangement (“Backstop”) in which each party agreed to purchase all of the Notes not purchased by other purchasers during the offering. The Backstop provided for an additional 3,750 warrants to purchase the Company’s common stock to be issued to each participant. The Notes purchased and the warrants issued to each related person are detailed below:
Carl E Berg – Non-Executive Chairman of the Board of Hancock Fabrics, Inc.

Notes purchased:	7,503
Purchase amount:	$7,503,000
Common stock warrants issued:	9,120
Shareholder’s shares underlying warrants:	3,648,000

Nikos Hecht – Beneficial owner of more than 10% of the Company’s common stock through either controlling or majority interest and/or controlling investment management in the following entities (Sopris Capital Advisors, LLC; Sopris Partners Series A, Sopris Capital, LLC; Aspen Advisors LLC; EnterAspen Ltd.; The Richmond Fund LP)

Notes purchased:	7,724
Purchase amount:	$7,724,000
Common stock warrants issued:	9,341
Shareholder’s shares underlying warrants:	3,736,400
The Company has no other balances with related parties, nor has it had any material transactions with related parties during the fiscal years ended February 2, 2008 and February 3, 2007 respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
     Stockholders of Hancock Fabrics, Inc.
We have audited the accompanying consolidated balance sheets of Hancock Fabrics, Inc. (a Delaware Corporation) (the “Company”) as of January 31, 2009 and February 2, 2008, and the related statements of operations, shareholders’ equity, and cash flows for the years ended January 31, 2009, February 2, 2008 and February 3, 2007. Our audits also included the financial statement schedule listed in the Index to the Annual Report on Form 10-K at Part IV, Item 15(a) 2 as of January 31, 2009 and February 2, 2008 and for the years ended January 31, 2009, February 2, 2008 and February 3, 2007. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for the years ended January 31, 2009, February 2, 2008 and February 3, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information presented in the related financial statement schedule as of January 31, 2009 and February 2, 2008 and for the years ended January 31, 2009, February 2, 2008 and February 3, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for inventory costing from the last-in, first-out method to the weighted average cost method as of January 31, 2009, and applied this change retrospectively in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections.
As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, effective February 4, 2007.
As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for pension plans and adopted the provisions of SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post-Retirement Plans-An Amendment of FASB Statements 87, 88, 106 and 132(R), as of February 3, 2007.
/s/ Burr, Pilger & Mayer LLP
San Francisco, California
April 8, 2009

QUARTERLY FINANCIAL DATA (unaudited)
Years ended January 31, 2009 and February 2, 2008
     (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2008(2)	2008(2)	2008(2)	2008
Sales	$63,816	$63,799	$70,563	$78,203

Gross profit	28,569	27,707	30,355	32,948

Selling, general and administrative expense	29,750	28,879	28,286	25,191
Depreciation and amortization	1,013	1,117	1,141	1,138

Reorganization expense, net	2,676	4,254	1,060	217
Interest expense	989	3,577	851	1,621

Income tax expense	—	—	—	—

Earnings (loss) from continuing operations, net of tax	(5,859)	(10,120)	(983)	4,781

Earnings (loss) from discontinued operations, net of tax	542	(762)	656	(622)

Net earnings (loss)	$(5,317)	$(10,882)	$(327)	$4,159

Basic and dilutive earnings (loss) per share	$(0.28)	$(0.57)	$(0.02)	$0.22

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2007(2)	2007(2)	2007(2)	2007(2)
Sales	$69,182	$58,031	$69,650	$79,384

Gross profit	29,856	24,199	31,373	32,152

Selling, general and administrative expense	28,725	24,800	31,059	33,231
Depreciation and amortization	742	1,034	874	1,165

Reorganization expense, net	4,125	3,759	4,164	2,891
Interest expense	2,044	1,133	1,113	1,030

Income tax expense	—	—	—	1,000

Loss from continuing operations, net of tax	(5,780)	(6,527)	(5,837)	(7,165)

Earnings (loss) from discontinued operations, net of tax	251	(8,407)	—	165

Net loss	$(5,529)	$(14,934)	$(5,837)	$(7,000)

Basic and dilutive loss per share (1)	$(0.29)	$(0.79)	$(0.31)	$(0.37)

(1)	Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.

(2)	Restated to reflect the Company’s change in acconting principle related to inventory. (See Note 3 to the consolidated financial statements)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
As of the end of the period covered by this report (January 31, 2009), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation and as a result of the remediation activities completed during 2008, the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2009.
Remediation and Changes in Internal Controls
The Company reported one material weakness in internal control over financial reporting in its Form 10-K for the fiscal year ended February 2, 2008. This material weakness was the result of the Company not maintaining a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements. The lack of sufficient personnel resulted in a number of internal control deficiencies that were identified as significant. Management took the following actions to remediate the material weakness:
•	Hired a new Senior Vice President and Chief Financial Officer in February 2008 to supplement the existing financial executive team.

•	Continues the engagement of a third party accounting and consulting firm to assist with accounting and disclosure matters related to the financial reporting and accounting requirements.

•	Realigned internal resources to improve the staffing and knowledge of the financial reporting and accounting functions under the direction of a new corporate controller.

•	Improved segregation of duties within the accounting and IT departments including improved access and change management controls over accounting and other electronic systems that could impact the financial information.
Other than as described above, there have not been any other changes in our internal control over financial reporting in the twelve months ended January 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Hancock’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
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
Item 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
The remainder of the information required by this Item is incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders.

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
     (a) (3) Exhibits

3.1 a	Amended and Restated Certificate of Incorporation

3.2 a	Amemded and Restated By-Laws

4.1 b ª	Amendment No. 2, dated March 20, 2006, to the Amended and Restated Rights Agreement

4.2 b ª	Amended and Restated Rights Agreement with Continental Stock Transfer & Trust Company as amended through March 20, 2006

4.3 c	Specimen representing the Common Stock, par value $0.01 per share, of Hancock Farics, Inc.

4.4 c	Indenture between Hancock Fabrics, Inc. and Deutsche Bank National Trust Company

4.5 c	Master Warrant Agreement between Hancock Fabrics, Inc. and Continental Stock Transfer & Trust Company

4.6 c	Specimen representing the Floating Rate Secured notes of Hancock Fabrics, Inc.

4.7 c	Specimen representing the Warrants of Hancock Fabrics, Inc.

4.8 c	Form of Subscription Certificate for Rights

10.1 d	Form of Indemnification Agreement, dated June 8, 1995, for each of Don L. Fruge’ and Donna L. Weaver

10.2 *	Form of Indemnification Agreements with members of Hancock Fabrics, Inc.’s Board of Directors; Carl E. Berg, Sam P. Cortez, Steven D. Scheiwe, and Harry D. Schulman; and named Executive Officers; Jane F. Aggers, Robert W. Driskell, Linda Gail Moore, William A. Sheffield, Jr., Joseph S. Borberly, and Larry D. Fair; dated August 1, 2008

10.3 d ª	Form of Agreements (deferred compensation) with Larry D. Fair and William A. Sheffield, Jr., dated June 13, 1996

10.5 e ª	Supplemental Retirement Plan, as amended

10.6 d ª	1996 Stock Option Plan

10.7 f	Indemnification Agreement for Roger T. Knox, dated June 21, 1999

10.8 g ª	Amended and Restated 2001 Stock Incentive Plan

10.10 * ª	Employment Agreement with Jane F. Aggers, effective as of August 1, 2008

10.11 i ª	2004 Special Stock Plan

10.12 h	Form of Idemnification Agreement, dated September 23, 2004 for Wellford L. Sanders, Jr. and Bernard J. Wein, dated June 10, 2004.

10.13 *	Loan and Security Agreement (“GE Credit Facility”), dated August 1, 2008, by and among Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Inc., Hancock Fabrics, LLC, as Borrowers; HF Enterprises, Inc. and HF Resources, Inc. as Guarantors; General Electric Capital Corporation, as Agent, Issuing Bank and Syndication Agent; and GE Capital Markets, Inc., as Sole Lead Arranger, Manager and Bookrunner

10.14 *	Pledge and Security Agreement (Corporations), dated August 1, 2008 by Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc., to and in favor of General Electric Capital Corporation, in its capacity as agent

10.15 *	Pledge and Security Agreement (LLCs), dated August 1, 2008 by Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc., to and in favor of General Electric Capital Corporation, in its capacity as agent

10.16 *	Trademark Collateral Assignment and Security Agreement, dated August 1, 2008, by and among Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc. and General Electric Capital Corporation, in its capacity as agent

10.17 *	Guarantee, dated August 1, 2008, by Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc. in favor of General Electric Capital Corporation, in its capacity as agent

10.18 * +	Deposit Account Control Agreement, dated August 1, 2008, by and among BancorpSouth Bank, Hancock Fabrics, Inc. and General Electric Capital Corporation, in its capacity as agent

10.19 * +	Deposit Account Control Agreement (Elavon Account), dated August 1, 2008 by and among BancorpSouth Bank, Hancock Fabrics, Inc. and General Electric Capital Corporation, in its capacity as agent

10.25 k ª	Form of Amendments to the Deferred Compensation Agreements for Larry D. Fair and William A. Sheffield, Jr.

10.26 * ª	Form of Amendments to the Deferred Compensation Agreements for Larry D. Fair and William A. Sheffield, Jr.

10.27 c	Subscription Agent Agreement, dated June 17, 2008 between Hancock Fabrics, Inc. and Wunderlich Securities, Inc.

10.28 * ª	Form of Change in Control Agreement (VP)

10.29 * ª	Form of Change in Control Agreement (SVP)

18.1 *	Preferability Letter from Burr, Pilger & Mayer LLP — an Independent Registered Public Accounting Firm

21 *	Subsidiaries of the Registrant.

23.1 *	Consent of Burr, Pilger & Mayer LLP — an Independent Registered Public Accounting Firm

31.1 *	Certification of Chief Executive Officer.

31.2 *	Certification of Chief Financial Officer.

32 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

+	Information redacted pursuant to a confidential treatment request. Omitted portions have been filed separately with the SEC.

Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a	Form 8-K filed July 31, 2008

b	Form 8-K filed Marc 26, 2006

c	Form S-1/A filed June 19, 2008

d	Form 10-K filed April 22, 1997

e	Form 10-K filed April 25, 1995

f	Form 10-K filed April 27, 2000

g	Form 10-Q filed September 15, 2008

h	Form 10-K filed April 15, 2005

i	Form S-8 filed April 15, 2005

j	Form 8-K filed December 9, 2005

k	Form 10-K filed April 17, 2008

ª	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK FABRICS, INC.
By	/s/ Jane F. Aggers
Jane F. Aggers
President, Director and Chief Executive Officer (Principal Executive Officer) April 9, 2009

By	/s/ Robert W. Driskell
Robert W. Driskell
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) April 9, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Jane F. Aggers	April 9, 2009

Jane F. Aggers
President, Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert W. Driskell	April 9, 2009

Robert W. Driskell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Carl E. Berg	April 9, 2009

Carl E. Berg
Director

/s/ Sam P. Cortez	April 9, 2009

Sam P. Cortez
Director

/s/ Steven D. Scheiwe	April 9, 2009

Steven D. Scheiwe
Director

/s/ Harry D. Schulman	April 9, 2009

Harry D. Schulman
Director

HANCOCK FABRICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS 2008, 2007, AND 2006
(In thousands)

		Additions
		Charged	Charged
	Balance	to Costs	to		Balance
	Beginning of	and	Other		Ending of
	Year	Expenses	Accounts	Deductions	Year

For the year ended January 31, 2009
Allowance for doubtful accounts	$56			$(56)	$—
Reserve for sales returns	128			(2)	126
Reserve for lower of cost or market inventory	344	90			434
Reserves for store closings	5,396	(1,842)	9	(2,344)	1,219
Asset retirement obligations	319			(6)	313

For the year ended February 2, 2008
Allowance for doubtful accounts	$56	$—	$—	$—	$56
Reserve for sales returns	194	62	—	(128)	128
Reserve for lower of cost or market inventory	338	118	—	(112)	344
Reserves for store closings	1,864	4,477	—	(945)	5,396
Asset retirement obligations	476	—	—	(157)	319

For the year ended February 3, 2007
Allowance for doubtful accounts	$51	$5	$—	$—	$56
Reserve for sales returns	219	25	—	(50)	194
Reserve for lower of cost or market inventory	372	—	—	(34)	338
Reserves for store closings	1,179	1,675	—	(990)	1,864
Asset retirement obligations	523	1	—	(48)	476