Form 10-Q
period 2009-05-02
HANCOCK FABRICS INC
filed 2009-06-11
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 2, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232. .405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        Yes ☒     No ☐

As of May 30, 2009, there were 19,700,803, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets as of May 2, 2009, May 3, 2008 and January 31, 2009	3

Consolidated Statements of Operations for the Thirteen Weeks Ended May 2, 2009 and May 3, 2008	4

Consolidated Statement of Shareholders’ Equity for the Thirteen Weeks Ended May 2, 2009	5

Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 2, 2009 and May 3, 2008	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4T. Controls and Procedures	20

Part II. Other Information:

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

Exhibit 31.1 Certification of Chief Executive Officer

Exhibit 31.2 Certification of Chief Financial Officer

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	May 2,	May 3,	January 31,
(in thousands, except for share amounts)	2009	2008	2009 (1)
Assets
Current assets:
Cash and cash equivalents	$2,242	$2,705	$2,338
Receivables, less allowance for doubtful accounts	2,968	4,037	3,380
Inventories	100,582	118,299	104,156
Income taxes refundable	-	8,118	-
Prepaid expenses	1,341	1,058	1,735
Total current assets	107,133	134,217	111,609

Property and equipment, net	44,063	44,531	45,039
Goodwill	3,210	3,406	3,210
Other assets	5,533	7,653	4,816
Total assets	$159,939	$189,807	$164,674
Liabilities and Shareholders' Equity
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$18,680	$17,906	$21,437
Accrued liabilities	14,001	13,996	14,813
Other pre-petition obligations	1,842	-	2,796
Total current liabilities	34,523	31,902	39,046

Long-term debt obligations	43,088	36,981	42,977
Capital lease obligations	3,256	-	3,287
Postretirement benefits other than pensions	2,208	384	2,211
Pension and SERP liabilities	22,212	396	21,706
Other liabilities	7,979	2,986	8,098
Total liabilities not subject to compromise	113,266	72,649	117,325
Liabilities subject to compromise	-	58,808	-
Total liabilities	113,266	131,457	117,325
Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 33,064,070, 32,748,983 and 33,084,570 issued and 19,695,803, 19,400,012 and 19,716,303 outstanding, respectively	331	327	331
Additional paid-in capital	88,273	75,770	88,017
Retained earnings	124,025	132,018	124,907
Treasury stock, at cost, 13,368,267, 13,348,971 13,368,267 shares held, respectively	(153,684)	(153,661)	(153,684)
Accumulated other comprehensive income (loss)	(12,272)	3,896	(12,222)
Total shareholders' equity	46,673	58,350	47,349
Total liabilities and shareholders' equity	$159,939	$189,807	$164,674

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year January 31, 2009.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except per share amounts)	Thirteen Weeks Ended May 2, 2009	Thirteen Weeks Ended May 3, 2008
Sales	$64,069	$63,816
Cost of goods sold	35,157	35,247
Gross profit	28,912	28,569

Selling, general and administrative expense	27,181	29,750
Depreciation and amortization	1,089	1,013
Operating income (loss)	642	(2,194)

Reorganization expense, net	239	2,676
Interest expense, net	1,334	989
Loss from continuing operations before income taxes	(931)	(5,859)
Income taxes	-	-
Loss from continuing operations	(931)	(5,859)
Earnings from discontinued operations (net of tax expense of $0 and $0)	49	542
Net loss	$(882)	$(5,317)
Basic and diluted loss per share:
Loss from continuing operations	$(0.05)	$(0.31)
Earnings from discontinued operations	0.00	0.03
Net loss	$(0.05)	$(0.28)
Weighted average shares outstanding:
Basic and diluted	19,219	18,984

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance January 31, 2009	33,084,570	$331	$88,017	$124,907	(13,368,267)	$(153,684)	$(12,222)	$47,349
Comprehensive loss:
Net loss				(882)				(882)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							(50)	(50)
Total comprehensive loss								(932)
Cancellation of restricted stock	(20,500)							-
Stock compensation expense			204					204
Amortization of directors' fees			52					52
Balance May 2, 2009	33,064,070	$331	$88,273	$124,025	(13,368,267)	$(153,684)	$(12,272)	$46,673

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(882)	$(5,317)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	1,583	1,584
Amortization of deferred loan costs	62	156
Amortization of bond discount	583	-
Interest paid-in-kind on notes	346	-
Stock compensation expense	256	447
Reserve for store closings credits, including interest expense	(87)	(545)
Other	(63)	(199)
Reorganization expense, net	239	2,676
(Increase) decrease in assets
Receivables and prepaid expenses	807	1,106
Inventory at current cost	3,619	(4,163)
Other noncurrent assets	(780)	(227)
Increase (decrease) in liabilities
Accounts payable	(2,759)	(2,538)
Accrued liabilities	(1,144)	(333)
Postretirement benefits other than pensions	257	(215)
Long-term pension and SERP liabilities	197	96
Other liabilities	(299)	(229)
Net cash provided by (used in) operating activities before reorganization activities	1,935	(7,701)
Net cash provided by (used in) for reorganization activities	109	(2,616)
Net cash provided by (used in) operating activities	2,044	(10,317)
Cash flows from investing activities:
Additions to property and equipment	(649)	(2,144)
Proceeds from the disposition of property and equipment	4	43
Net cash used in investing activities	(645)	(2,101)
Cash flows from financing activities:
Net payments on revolving credit facility	(820)	-
Net borrowings on DIP credit facility	-	13,373
Payments for pre-petition liabilities and other	(675)	(530)
Net cash provided by (used in) financing activities	(1,495)	12,843
Increase (decrease) in cash and cash equivalents	(96)	425
Cash and cash equivalents:
Beginning of period	2,338	2,280
End of period	$2,242	$2,705
Supplemental disclosures:
Cash paid during the period for:
Interest	$333	$903
Income taxes	-	-
Non-cash activities:
Noncash change in funded status of benefit plans	$(50)	$(179)

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1:  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  As of May 2, 2009, Hancock operated 264 stores in 37 states and an internet store under the domain name hancockfabrics.com.  Hancock conducts business in one operating business segment.

References herein to “Hancock”, the “Company”, “we”, “our”, or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to first quarter 2009 or 2009, and first quarter 2008 are for the 13 week periods ended May 2, 2009 and May 3, 2008, respectively.

Basis of Presentation

We maintain our financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31.

The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 31, 2009 filed with the U.S. Securities and Exchange Commission (SEC) on April 10, 2009. The accompanying (a) consolidated balance sheet as of January 31, 2009, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of May 2, 2009 and May 3, 2008, and our consolidated results of operations and cash flows for the thirteen weeks ended May 2, 2009, and May 3, 2008.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

Retrospective Application of a Change in Accounting Principle

During the fourth quarter of 2008, the Company elected to change its method of valuing inventory to the weighted average cost (“WAC”) method, whereas in all prior periods inventory was valued using the last-in, first-out (LIFO) method.  The Company has determined that the WAC method of accounting for inventory is preferable as this method better reflects our inventory at current costs and enhances the comparability of our financial statements by changing to the predominant method utilized in our industry. The Company has applied this change retrospectively to the consolidated financial statements for the thirteen weeks ended May 3, 2008 as defined within Statement of Financial Accounting Standards (SFAS) No. 154: Accounting Changes and Error Corrections. Accordingly, the previously reported cost of goods sold and net loss declined, the gross profit increased by $0.8 million, and the basic and diluted loss per share declined by $.04 for the thirteen weeks ended May 3, 2008. The elimination of LIFO also increased inventory and shareholders equity by $37.1 million, the amount of the LIFO reserve as of May 3, 2008.

Recently Issued Accounting Standards

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, the guidance amends APB Opinion No. 28, “Interim Financial Reporting,” and requires those disclosures in summarized financial information at interim reporting periods. The provisions of FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, and the Company does not expect that it will have any impact on the Company’s statement of financial position.

In 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, ("EITF 07-05"). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management has completed its assessment and its adoption of EITF 07-05 in fiscal 2009 has no impact on the Company.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to May 2, 2009. None of these new standards had or is expected to have a significant impact on Hancock’s Consolidated Financial Statements.

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

AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance for all periods presented.  Per SOP 90-7, estimated claims are presented as Liabilities Subject to Compromise due to the uncertainty of the eventual settlement amount.  Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan.  As such, pre-petition liabilities after the Effective Date are no longer presented as subject to compromise.

Pre-petition obligations as of May 2, 2009 and January 31, 2009 (in thousands):

	May 2,	January 31,
	2009	2009
Real estate claims	$1,117	$1,473
Unfunded claims (1)	-	598
Professional fee claim	725	725
Total pre-petition claims	$1,842	$2,796

(1)    Amount represents claim checks that have been issued but remain outstanding as of January 31, 2009.

NOTE 3: EMPLOYEE BENEFIT PLANS

The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen weeks ended May 2, 2009 and May 3, 2008 (in thousands):

	Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 2,	May 3,	May 2,	May 3,
	2009	2008	2009	2008
Service costs	$103	$352	$12	$63
Interest cost	1,228	1,132	44	139
Expected return on assets	(805)	(1,374)	-	-
Amortization of prior service costs	-	(20)	(193)	(240)
Recognized net actuarial (gain) loss	210	117	(67)	(43)
Net periodic benefit cost	$736	$207	$(204)	$(81)

At April 30, 2009, the fair value of the assets held by the pension plan was $46.8 million reflecting a $1.2 million increase from January 31, 2009 due to investment returns during the period.

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

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended
per share amounts)	May 2,	May 3,
	2009	2008
Basic and diluted loss per share:
Net loss	$(882)	$(5,317)

Weighted average number of common shares outstanding during period	19,218,596	18,983,877

Basic and diluted loss per share	$(0.05)	$(0.28)
Weighted average common stock equivalents not included in EPS because the effect would be anti-dilutive	11,161,525	1,484,109

NOTE 5:  RESERVE FOR STORE CLOSINGS AND DISCONTINUED OPERATIONS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs. At May 2, 2009, the total reserve balance included in current and noncurrent liabilities was $0.9 million, which represents the present value of the future net lease obligations for the locations which have been closed.

During the 13 weeks ended May 2, 2009, income of $49,000 was recognized in earnings from discontinued operations for the settlement of claims on stores closed in prior years. During the thirteen weeks ended May 3, 2008, there was approximately $0.5 million in income attributable to discontinued operations from prior years.  This was the result of a reduction in the closed store reserve due to settlement of certain real estate bankruptcy claims.

The activity in the reserve is as follows (in thousands):

		Addition to
	January 31,	(Reduction in)			May 2,
	2009	Reserve	Interest	Payments	2009

Lease obligations	$1,219	$300	$1	$(644)	$876

NOTE 6 – LONG-TERM DEBT OBLIGATIONS

At May 2, 2009, the Company had outstanding borrowings of $31.8 million under its revolving credit facility (the “Revolver”) with General Electric Capital Corporation which has a maturity date of August 1, 2013. Outstanding standby letters of credit were $6.3 million, outstanding documentary letters of credit were $0.8 million and unused excess availability was $34.9 million at May 2, 2009. The Revolver is collateralized by a fully perfected first priority security interest in all real and personal, tangible and intangible assets of the Company.  The Company is not subject to any financial covenants pursuant to this Credit Facility.

At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR based rates plus an applicable margin, and the remainder bears interest at a floating interest rate plus the applicable margins. At May 2, 2009, the floating interest rate was 3.25% and the Company had $30.0 million of its outstanding borrowings at a LIBOR based interest rate of 2.11%

In addition to the Revolver, the Company has $21.2 million of Floating Rate Secured Notes (the “Notes”) outstanding at May 2, 2009. The Notes mature on August 1, 2013, are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Interest on the Notes is payable quarterly and for the interest period ended May 1, 2009 the Company elected to make the interest payment in-kind by issuing additional Notes totaling $0.3 million. The amount of additional notes issued was based on an effective interest rate of 6.7%.  An additional $0.6 million of interest expense was recorded in the quarter related to the amortization of the discount recorded at the time of issuance of the Notes. As of May 2, 2009 the unamortized discount was $9.9 million.

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

The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed in our Annual Report on Form 10-K filed with the SEC on April 10, 2009, under Item 1A. Risk Factors.  Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.  Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We are one of the largest fabric retailers in the United States, operating 264 stores in 37 states as of May 2, 2009.  Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects.

Overview

Financial highlights include:

•	Net sales for the first 13 weeks of 2009 were $64.1 million compared with $63.8 million in 2008, and comparable sales increased 2.3% compared with a 3.1% decrease in the previous year.

•	Our online sales for the first 13 weeks of 2009, which are included in the comparable sales above, increased 9.5% to $0.9 million.

•	Operating income increased by $2.8 million from a $2.2 million loss in 2008 to a $0.6 million profit in 2009.

•	The net loss narrowed to $0.9 million, or $0.05 per share, in 2009 from $5.3 million, or $0.28 per share in 2008.

•	Inventories were reduced by over $3.6 million during the current quarter and have been reduced by $17.7 million over the past 12 months.

•	The amount of cash generated from operations before reorganization activities increased by $9.6 million to $1.9 million during the 13 week period.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Net sales (in thousands)	$64,069	$63,816

Gross margin percentage	45.1%	44.8%
Number of stores
Open at end of period(1)	264	270
Comparable stores at period end (2)	263	269
Sales growth
All retail outlets	0.4%	(7.8)%
Comparable retail outlets (2)	2.3%	(3.1)%

Total store square footage at period end (in thousands)	3,784	3,857

Net sales per total square footage	$16.93	$16.55

(1)	Open store count does not include the internet store.

(2)
A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary.  In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable sales. The comparable sales decrease for 2008 excluded a 0.3% benefit from liquidation sales occurring in one store location.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.  This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Sales	100.0%	100.0%
Cost of goods sold	54.9	55.2
Gross profit	45.1	44.8
Selling, general and administrative expense	42.4	46.6
Depreciation and amortization	1.7	1.7
Operating income (loss)	1.0	(3.5)
Reorganization expense, net	0.4	4.2
Interest expense, net	2.1	1.5
Loss from continuing operations before income taxes	(1.5)	(9.2)
Income taxes	-	-
Income from discontinued operations	0.1	0.9
Net loss	(1.4)%	(8.3)%

Net Sales

	Thirteen Weeks Ended
(in thousands)	May 2,	May 3,
	2009	2008

Current store base	$63,152	$61,677
Closed stores	-	1,301
E-Commerce	917	838

Total net sales	$64,069	$63,816

The current store base above represents the 264 stores which are currently in operation. Of these 264 stores, 263 were in operation at May 3, 2008. Comparable sales of these 263 stores were an increase of 2.3% over the prior year.  These increases were driven by a 5.8% increase in transactions offset by a 3.5% decrease in average ticket.

The thirteen weeks ended May 3, 2008 include stores which were closed during fiscal 2008 but did not qualify as discontinued operations.  There were 7 stores closed in fiscal 2008 which did not qualify as discontinued operations.

The Company launched a new e-commerce platform in August 2008 which has provided a considerable increase in our e-commerce business.  Sales in the first quarter of fiscal 2009 compared to the same period of 2008 were up 9.5%.

Our merchandise mix has had minimal change year over year, as reflected in the table below.  We attribute the downward shift in home decorating to the recent economic difficulties which limit the amount of discretionary income available to purchase higher ticket fabrics required for decorating.

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008

Apparel Fabrics	27%	27%
Home Decorating	22%	24%
Quilting/Craft	26%	25%
Notions and Accessories	25%	24%
	100%	100%

Gross Margin

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the first quarter of fiscal 2009 and 2008 are as follows:

	Thirteen Weeks Ended
	May 2,	% of	May 3,	% of
(in thousands)	2009	Sales	2008	Sales

Total net sales	$64,069	100.0%	$63,816	100.0%

Merchandise cost	29,728	46.4%	$29,880	46.8%
Freight	1,798	2.8%	2,051	3.2%
Sourcing and warehousing	3,631	5.7%	3,316	5.2%

Gross Profit	$28,912	45.1%	$28,569	44.8%

We have seen a reduction of 40 basis points in the direct cost of merchandise compared to the first quarter of 2008.  This is a result of increasing the amount of product sourced from overseas, continually expanding our vendor network domestically, and increasing our focus on reducing product shrinkage.

Freight expense has declined by 40 basis points benefitting from stable fuel prices compared to the prior year as well as efficiencies within our shipping process. The efficiencies gained within our shipping process are expected to continue to help offset any increase in fuel costs going forward.

Sourcing and warehousing costs for the Company vary based on both the level of inventory received during any period and the rate of inventory turns. These costs increased by 50 basis points primarily due to an increase in inventory turns, which reduces the costs being capitalized into inventory.

In total, our operational initiatives have resulted in an increase in gross margin of 30 basis points over 2008 levels.

Sales, General & Administrative Expenses

Sales, general & administrative expenses include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of sales, general & administrative expenses include:

	Thirteen Weeks Ended
	May 2,	% of	May 3,	% of
(in thousands)	2009	Sales	2008	Sales

Retail store labor costs	$10,066	15.7%	$10,869	17.0%
Advertising	2,111	3.3%	1,847	2.9%
Store occupancy	7,364	11.5%	7,448	11.7%
Retail SG&A	5,011	7.9%	5,880	9.2%
Corp SG&A	2,629	4.1%	3,706	5.8%

Total SG&A	$27,181	42.4%	$29,750	46.6%

Retail Store Labor Costs – The Company achieved greater efficiency in store labor costs during 2009 compared to the same period last year.  These savings were driven by a reduction in direct store labor resulting from additional corporate oversight in relation to employee scheduling, leveraging our technology investment in store infrastructure, and the conversion of the majority of our store associates to part-time with limited benefits.

Advertising – The increase in advertising spend was driven equally by an incremental increase in advertising to support our e-commerce business and by a limited amount of store advertising shifting from the second quarter back to the first quarter.

Store Occupancy – These costs have remained relatively constant despite the renewal of a significant number of leases over the past twelve months.  Significant effort has been incurred to restructure rents as a result of the current commercial real estate market.  These efforts have resulted in rent reductions as well as term extensions.

Retail SG&A – These costs associated with our retail locations have decreased significantly in relation to the prior year amount as a result of strict budgetary control exercised by our store personnel.  Certain recurring expenditures have been evaluated as to the timing and extent necessary and have been eliminated when possible if there is no direct impact on service to our customers.

Corporate SG&A – Our first quarter fiscal 2009 corporate costs have been reduced by lowering the professional fees associated with compliance requirements, reducing the expense associated with equity grants, and a reduction in previously accrued bankruptcy claims which were applicable to continuing operations.

Reorganization Expenses, Net

	Thirteen Weeks Ended
	May 2,	% of	May 3,	% of
(in thousands)	2009	Sales	2008	Sales

Reorganziation expense, net	$239	0.4%	$2,676	4.2%

Reorganization expenses are comprised of the cost of professional fees associated with our bankruptcy proceedings.  These costs were significant during the bankruptcy through the time of emergence in August, 2008.  There are limited bankruptcy issues remaining and these costs are not expected to be significant going forward as compared to the prior year.

Interest Expense, Net

	Thirteen Weeks Ended
(in thousands)	May 2,	% of	May 3,	% of
	2009	Sales	2008	Sales
Interest expense, net	$1,334	2.1%	$989	1.5%

The Company’s interest costs are driven by borrowings on our credit facilities.  Our current credit facilities consist of both an asset based facility and a subordinated debt facility.  Interest expense for the first quarter of fiscal 2009 includes $0.6 million of note discount amortization costs and $0.3 million of interest paid with the issuance of additional notes.  Excluding these non-cash items, interest expense for the 2009 period was $0.4 million, or 0.6% of sales, compared to $1.0 million or 1.5% of sales in 2008.

Income Taxes

No income tax benefit was recognized during either period presented due to the Company’s uncertainty in realizing future tax benefits generated by tax losses.

Loss from Discontinued Operations

(in thousands)	Thirteen Weeks Ended
	May 2,	% of	May 3,	% of
	2009	Sales	2008	Sales
Income from discountinued operations	$49	0.1%	$542	0.8%

The income from discontinued operations relates to the 26 stores closed in 2006 and 124 stores closed in 2007 which qualified as discontinued operations.  All of these store closures were part of a reorganization plan implemented prior to seeking bankruptcy protection. The income resulted from the settlement of leases rejected in bankruptcy at amounts less than anticipated.

Liquidity and Capital Resources

Hancock's primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility.  Funds for such purposes have historically been generated from Hancock's operations, short-term trade credit in the form of extended payment terms from suppliers for inventory purchases, and borrowings from commercial lenders.

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

Hancock’s cash flow related information as of the first quarter of fiscal 2009 and 2008 follows (in thousands):

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008

Net cash flows provided (used):
Operating activites	$2,044	$(10,317)
Investing activities	(645)	(2,101)
Financing activites	(1,495)	12,843

Operating Activities

Net cash inflows provided by operating activities increased by $12.4 million compared to the prior year.  This increase was primarily the result of the significant reduction in inventory balances as increased emphasis is being placed on supply chain management combined with a much smaller net loss.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment. Capital expenditures during the current year consisted primarily of two store remodels and minor retail location improvements.

Financing Activities

Cash provided by operations provided funds to reduce debt by $0.8 million and make payments of $0.7 million toward pre-petition obligations.

Credit Facilities

The following should be read in conjunction with Note 8 to the Company’s Annual Report on Form 10-K filed April 10, 2009.

As of May 2, 2009, the Company had outstanding borrowings under the Revolver of $31.8 million and outstanding letters of credit of $7.1 million.  Additional amounts available to borrow at that time were $34.9 million.

As of May 2, 2009, the Note balance was $21.2 million and the warrant discount on Notes Payable was $9.9 million.

Since the Effective Date through May 2, 2009, the Company’s gross debt plus liabilities subject to compromise decreased by approximately $26.3 million.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its secured revolving credit facility that provides up to $20 million in letters of credit.  At May 2, 2009, Hancock had commitments of $0.8 million on documentary letters of credit under the facility, which support purchase orders for merchandise.  Hancock also has $6.3 million on standby letters of credit to guarantee payment of potential insurance claims.  Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

The Company has no standby repurchase obligations or guarantees of other entities' debt.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Related Party Transactions

See Note 17 in the Company’s Annual Report on Form 10-K filed April 10, 2009, for details regarding the sole related party transaction that the Company has entered into.

The Company has no other balances with any other related parties, nor has it had any other material transactions with related parties during the thirteen week periods ended May 2, 2009 and May 3, 2008.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock does not hold derivative financial or commodity instruments at May 2, 2009.

Interest Rate Risk

The Company is exposed to financial market risks, including changes in interest rates. At the Company's option, all loans under the Revolver bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins.

As of May 2, 2009, the Company had borrowings outstanding of approximately $31.8 million under the Revolver.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $0.3 million, assuming borrowings under the Revolver of $31.8 million as existed at May 2, 2009.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters may be paid by the issuance of additional notes at a rate equal to LIBOR plus 5.50%.

The Company has elected to make all interest payments due to date on the Notes by issuing additional notes which resulted in the capitalization of $1.2 million of interest into the outstanding balance at May 2, 2009.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase $0.2 million, assuming borrowings under the Notes of $21.2 million as existed at May 2, 2009.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies has increased product costs although this did not significantly impact the 13 week period ended May 2, 2009.  As of May 2, 2009, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

ITEM 4T. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report (May 2, 2009), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation and as a result of the remediation activities completed during fiscal 2008, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of May 2, 2009.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION:

ITEM 1: LEGAL PROCEEDINGS

On March 21, 2007, the Company and its affiliated debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. The reorganization case is being administered under the caption "In re Hancock Fabrics, Inc., et al., Case No. 07-10353 (BLS)."  On June 10, 2008, the Company filed its joint plan of reorganization (Docket No. 2746) (as modified and including all documents ancillary thereto, the “Plan”) and, thereafter, its related Court-approved notice of plan confirmation hearing.  On July 22, 2008, the Court entered an order confirming the Plan (Docket No. 2996).  On August 1, 2008, the Plan became effective, and the Company emerged from bankruptcy protection.

The Company is a party to several legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of the Company.

ITEM 1A: RISK FACTORS

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,437 shares purchased under this authorization through May 2, 2009 and the number of shares that may yet be purchased under the plans remains unchanged from the year ended January 31, 2009 at 243,563.

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
Executive Vice President and
Chief Financial Officer

Date:    June 10, 2009