Form 10-Q
period 2009-08-01
HANCOCK FABRICS INC
filed 2009-08-27
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

As of August 25, 2009, there were 19,810,075, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Index to Exhibits

EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS
	(unaudited)
	August 1,	August 2,	January 31,
(in thousands, except for share amounts)	2009	2008	2009 (1)
Assets
Current assets:
Cash and cash equivalents	$2,724	$5,451	$2,338
Receivables, less allowance for doubtful accounts	3,479	3,910	3,380
Inventories	99,952	117,333	104,156
Income taxes refundable	-	8,118	-
Prepaid expenses	2,263	2,182	1,735
Total current assets	108,418	136,994	111,609

Property and equipment, net	43,042	45,860	45,039
Goodwill	3,210	3,406	3,210
1Other assets	5,293	6,685	4,816
Total assets	$159,963	$192,945	$164,674

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$20,308	$20,347	$21,437
Accrued liabilities	14,567	17,836	14,813
Pre-petition obligations	1,748	35,143	2,796
Total current liabilities	36,623	73,326	39,046

Long-term debt obligations, net	42,670	34,401	42,977
Capital lease obligations	3,233	3,328	3,287
Postretirement benefits other than pensions	2,251	8,927	2,211
Pension and SERP liabilities	22,720	5,432	21,706
Other liabilities	7,848	8,547	8,098
Total liabilities	115,345	133,961	117,325

Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized;
33,139,070, 32,751,983 and 33,084,570 issued and 19,758,075,
19,385,343 and 19,716,303 outstanding, respectively	331	328	331
Additional paid-in capital	88,558	87,487	88,017
Retained earnings	121,748	121,136	124,907
Treasury stock, at cost, 13,380,995, 13,366,640
and 13,368,267 shares held, respectively	(153,697)	(153,683)	(153,684)
Accumulated other comprehensive income (loss)	(12,322)	3,716	(12,222)
Total shareholders' equity	44,618	58,984	47,349
Total liabilities and shareholders' equity	$159,963	$192,945	$164,674

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 31, 2009.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(in thousands, except per share amounts)	2009	2008	2009	2008

Sales	$59,581	$63,799	$123,650	$127,615
Cost of goods sold	32,265	36,092	67,422	71,339
Gross profit	27,316	27,707	56,228	56,276

Selling, general and administrative expense	26,919	28,879	54,100	58,629
Depreciation and amortization	1,127	1,117	2,216	2,130
Operating loss	(730)	(2,289)	(88)	(4,483)

Reorganization expense, net	171	4,254	410	6,930
Interest expense, net	1,376	3,577	2,710	4,566
Loss from continuing operations before income taxes	(2,277)	(10,120)	(3,208)	(15,979)
Income taxes	-	-	-	-
Loss from continuing operations	(2,277)	(10,120)	(3,208)	(15,979)
Earnings (Loss) from discontinued operations (net of tax expense of $0 and $0)	-	(762)	49	(220)
Net loss	$(2,277)	$(10,882)	$(3,159)	$(16,199)

Basic and diluted loss per share:
Loss from continuing operations	$(0.12)	$(0.53)	$(0.16)	$(0.84)
Earnings (Loss) from discontinued operations	-	(0.04)	-	(0.01)
Net loss	$(0.12)	$(0.57)	$(0.16)	$(0.85)

Weighted average shares outstanding:
Basic and diluted	19,272	19,069	19,245	19,027

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance January 31, 2009	33,084,570	$331	$88,017	$124,907	(13,368,267)	$(153,684)	$(12,222)	$47,349
Comprehensive loss:
Net loss				(3,159)				(3,159)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							(100)	(100)
Total comprehensive loss								(3,259)
Issuance of restricted stock	95,000	-	-					-
Cancellation of restricted stock	(40,500)	-	-					-
Stock compensation expense			438					438
Amortization of directors' stock fees			103					103
Purchase of treasury stock					(12,728)	(13)		(13)
Balance August 1, 2009	33,139,070	$331	$88,558	$121,748	(13,380,995)	$(153,697)	$(12,322)	$44,618

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	Twenty-six Weeks Ended
	August 1,	August 2,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(3,159)	$(16,199)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	3,187	3,244
Amortization of deferred loan costs	124	403
Amortization of bond discount	1,165	13
Interest paid-in-kind by issuance of notes payable	694	-
Interest accrued on Pre-Petition Obligations	-	2,219
Stock compensation expense	541	480
Reserve for store closings credits, including interest expense	302	(899)
Other	(81)	(230)
Reorganization expense, net	410	6,930
(Increase) decrease in assets
Receivables and prepaid expenses	(615)	165
Inventory at current cost	4,260	(2,835)
Other noncurrent assets	(589)	1,221
Increase (decrease) in liabilities
Accounts payable	(1,770)	2,323
Accrued liabilities	(193)	(175)
Postretirement benefits other than pensions	(480)	(369)
Long-term pension and SERP liabilities	1,434	363
Other liabilities	(178)	(1,056)
Net cash provided by (used in) operating activities before reorganization activities	5,052	(4,402)
Net cash used for reorganization activities	(504)	(4,725)
Net cash provided by (used in) operating activities	4,548	(9,127)
Cash flows from investing activities:
Additions to property and equipment	(1,265)	(5,565)
Proceeds from the disposition of property and equipment	9	101
Net cash used in investing activities	(1,256)	(5,464)
Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	(2,166)	22,465
Payments for pre-petition liabilities and other	(740)	(4,703)
Net cash provided by (used in) financing activities	(2,906)	17,762
Increase in cash and cash equivalents	386	3,171
Cash and cash equivalents:
Beginning of period	2,338	2,280
End of period	$2,724	$5,451
Supplemental disclosures:
Cash paid during the period for:
Interest	$720	$2,343
Income taxes	-	-
Non-cash activities:
Warrants issued with notes	-	(11,685)
Noncash change in funded status of benefit plans	(100)	(359)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1:  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  As of August 1, 2009, Hancock operated 264 stores in 37 states and an internet store under the domain name hancockfabrics.com.  Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to second quarter 2009 and second quarter 2008 are for the 13 week periods ended August 1, 2009 and August 2, 2008, respectively.  References to twenty-six weeks 2009, first half 2009 or 2009, and twenty-six weeks 2008, first half 2008 or 2008 are for the 26 week periods ended August 1, 2009 and August 2, 2008, respectively.

Basis of Presentation

We maintain our financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31.

The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 31, 2009 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 10, 2009. The accompanying (a) consolidated balance sheet as of January 31, 2009, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of August 1, 2009 and August 2, 2008, and our consolidated results of operations and cash flows for the twenty-six weeks ended August 1, 2009, and August 2, 2008.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

Retrospective Application of a Change in Accounting Principle

During the fourth quarter of 2008, the Company elected to change its method of valuing inventory to the weighted average cost (“WAC”) method, whereas in all prior periods inventory was valued using the last-in, first-out (“LIFO”) method.  The Company has determined that the WAC method of accounting for inventory is preferable as this method better reflects our inventory at current costs and enhances the comparability of our financial statements by changing to the predominant method utilized in our industry. The Company has applied this change retrospectively to the consolidated financial statements for the thirteen and twenty-six weeks ended August 2, 2008 as defined within Statement of Financial Accounting Standards (“SFAS”) No. 154: Accounting Changes and Error Corrections. Accordingly, the previously reported cost of goods sold and net loss declined, the gross profit increased by $1.5 million and $2.3 million, and the basic and diluted loss per share declined by $0.08 and $0.12 for the thirteen weeks and twenty-six weeks ended August 2, 2008, respectively. The elimination of LIFO also increased inventory and shareholders equity by $38.6 million, the amount of the LIFO reserve as of August 2, 2008.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, the guidance amends APB Opinion No. 28, “Interim Financial Reporting,” and requires those disclosures in summarized financial information at interim reporting periods. The provisions of FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Management has completed its assessment and its adoption in fiscal 2009 and it has no impact on the Company.

In 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, ("EITF 07-05"). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management has completed its assessment and its adoption of EITF 07-05 in fiscal 2009 and it has no impact on the Company.

Effective February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).   SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 with respect to its financial assets and financial liabilities only in fiscal 2008. The adoption of this statement had no impact on the Company’s financial statements.  Effective February 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities, and such adoption had no impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS  165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. Management has completed its assessment and its adoption of SFAS 165 in fiscal 2009 and it has no impact on the Company. The Company has assessed and disclosed reportable subsequent events, if any, as of August 24, 2009, in connection with the financial statements for the period ended August 1, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the Codification”), effective for financial statements issued for interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies, the Codification is not supposed to change US GAAP, but is intended to make it easier to find and research guidance applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification will be the single source of authoritative US GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to August 1, 2009. None of these new standards had or is expected to have a significant impact on Hancock’s Consolidated Financial Statements.

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

Pre-petition obligations as of August 1, 2009 and January 31, 2009 (in thousands):

	August 1,	January 31,
	2009	2009
Real estate claims	$1,023	$1,473
Unfunded claims (1)	-	598
Professional fee claim	725	725
Total pre-petition claims	$1,748	$2,796

(1)   Amount represents claim checks that have been issued but remain outstanding as of January 31, 2009.

NOTE 3: EMPLOYEE BENEFIT PLANS

Stock Options. During the twenty six week period ended August 1, 2009, the Company granted 650,887 stock options of which 547,887 are subject to a three-year performance program that require certain annual  benchmarks be obtained before vesting occurs.  All options were granted with an exercise price equal to the fair value of the common stock on the date of the grant and vest over periods of 3 to 4 years.  As of August 1, 2009 stock options for a total of 1,683,762 shares were outstanding.

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the twenty-six weeks ended August 1, 2009 and August 2, 2008 (in thousands):

	Retirement Plan		Postretirement Benefit Plan
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Service costs	$205	$704	$24	$125
Interest cost	2,456	2,298	88	278
Expected return on assets	(1,609)	(2,749)	-	-
Amortization of prior service costs	-	(41)	(386)	(481)
Recognized net actuarial (gain) loss	420	248	(135)	(86)
Net periodic benefit cost	$1,472	$460	$(409)	$(164)

At July 31, 2009, the fair value of the assets held by the pension plan was $50.1 million reflecting a $4.5 million increase from January 31, 2009 due to investment returns during the period.

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

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended		Twenty-six Weeks Ended
per share amounts)	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Basic and diluted loss per share:
Net loss	$(2,277)	$(10,882)	$(3,159)	$(16,199)

Weighted average number of common shares outstanding during period	19,271,598	19,069,246	19,245,097	19,026,562

Basic and diluted loss per share	$(0.12)	$(0.57)	$(0.16)	$(0.85)
Weighted average common stock equivalents not included in EPS because the effect would be anti-dilutive	10,727,825	1,400,164	11,033,558	1,436,844

As of August 1, 2009, the common stock equivalents not included in EPS because the effect would be anti-dilutive includes warrants to purchase 9.5 million shares of common stock with an exercise price of $1.12 which expire August 1, 2013.

NOTE 5:  RESERVE FOR STORE CLOSINGS AND DISCONTINUED OPERATIONS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs. At August 1, 2009, the total reserve balance included in current and noncurrent liabilities was $0.8 million, which represents the present value of the future net lease obligations for the locations which have been closed.

The activity in the reserve is as follows (in thousands):

		Addition to
	January 31,	(Reduction in)			August 1,
	2009	Reserve	Interest	Payments	2009

Lease obligations	$1,219	$301	$1	$(699)	$822

During the twenty-six weeks ended August 1, 2009, income of $49,000 was recognized in earnings from discontinued operations for the settlement of claims on stores closed in prior years. During the twenty-six weeks ended August 2, 2008, there was a loss of approximately $0.2 million attributable to discontinued operations from prior years.  This was the result of changes in the closed store reserve due to settlement of certain real estate bankruptcy claims.

NOTE 6 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

        Level 1  inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

        Level 2  inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

        Level 3  inputs to the valuation methodology are unobservable and significant to the fair value.

The Corporation measures certain financial assets (cash and cash equivalents) at fair value on a recurring basis. The Corporation’s investments in cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.  The carrying amounts of certain of the Corporation’s financial instruments, which are not required to be valued at fair value on a recurring basis, including accounts receivable, accounts payable, accrued liabilities and debt approximate fair value due to their short maturities or the nature and terms of the obligation.

NOTE 7 – LONG-TERM DEBT OBLIGATIONS

At August 1, 2009, the Company had outstanding borrowings of $30.5 million under its revolving credit facility (the “Revolver”) with General Electric Capital Corporation which has a maturity date of August 1, 2013. Outstanding standby letters of credit were $5.9 million, outstanding documentary letters of credit were $0.6 million and availability was $30.9 million at August 1, 2009. The Revolver is collateralized by a fully perfected first priority security interest in all real and personal, tangible and intangible assets of the Company.  The Company is not subject to any financial covenants pursuant to this Credit Facility.

At the Company’s option, any portion of the outstanding borrowings can be converted to LIBOR - based rates plus an applicable margin, and the remainder bears interest at a floating interest rate plus the applicable margins. At August 1, 2009, the floating interest rate was 3.25% and the Company had $29.0 million of its outstanding borrowings at a LIBOR based interest rate of 1.93%

In addition to the Revolver, the Company has $21.6 million of Floating Rate Secured Notes (the “Notes”) outstanding at August 1, 2009. The Notes mature on August 1, 2013, are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Interest on the Notes is payable quarterly and for the quarterly interest periods ended May 1, 2009 and August 1, 2009 the Company elected to make the interest payment in-kind by issuing additional Notes totaling $0.7 million. The amount of additional notes issued was based on an effective interest rate of 6.6%.  An additional $1.2 million of interest expense was recorded in 2009 related to the amortization of the discount recorded at the time of issuance of the Notes. As of August 1, 2009 the unamortized discount was $9.3 million.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We are one of the largest fabric retailers in the United States, operating 264 stores in 37 states as of August 1, 2009.  Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects.

Overview

Financial highlights include:

•
Net sales for the second quarter of fiscal 2009 were $59.6 million compared to $63.8 million  for the second quarter of fiscal 2008, and comparable store sales decreased 4% compared to an increase of 11%  in the second quarter of fiscal 2008.

•	Our online sales for the second quarter of fiscal 2009, which are included in the comparable sales number above, increased 16% to $0.8 million.

•	Gross margin for the second quarter of fiscal 2009 was 45.8% compared with 43.4% for the second quarter of fiscal 2008.

•	Operating loss was reduced to $0.7 million in second quarter of fiscal 2009 from $2.3 million in the second quarter of fiscal 2008.

•	The net loss narrowed to $2.2 million, or $0.12 per share, in the second quarter of fiscal 2009 from $10.9 million, or $0.57 per share in the second quarter of fiscal 2008.

•	The amount of cash generated from operations before reorganization activities increased by $9.5 million to $5.1 million during the first half of fiscal 2009 compared to the first half of fiscal 2008.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net sales (in thousands)	$59,581	$63,799	$123,650	$127,615
Gross margin percentage	45.8%	43.4%	45.5%	44.1%
Number of stores
Open at end of period (1)	264	267	264	267
Comparable stores at period end (2)	262	266	262	266
Sales growth
All retail outlets	(6.6)%	9.9%	(3.1)%	0.3%
Comparable retail outlets (2)	(4.2)%	10.8%	(0.9)%	3.3%

Total store square footage at period end (in thousands)	3,772	3,819	3,772	3,819

Net sales per total square footage	$15.80	$16.71	$32.78	$33.42

(1)	Open store count does not include the internet store.

(2)
A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary.  In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable sales. The comparable sales increase for the thirteen and twenty-six weeks of 2008 excluded a 1.1% and 0.6% benefit, respectively, from liquidation sales.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of sales.  This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.2	56.6	54.5	55.9
Gross profit	45.8	43.4	45.5	44.1
Selling, general and administrative expense	45.2	45.3	43.8	45.9
Depreciation and amortization	1.9	1.8	1.8	1.7
Operating income (loss)	(1.3)	(3.7)	(0.1)	(3.5)
Reorganization expense, net	0.3	6.7	0.3	5.4
Interest expense, net	2.3	5.6	2.2	3.6
Loss from continuing operations before income taxes	(3.9)	(16.0)	(2.6)	(12.5)
Income taxes	-	-	-	-
Income (loss) from discontinued operations	-	(1.1)	-	(0.2)
Net loss	(3.9)%	(17.1)%	(2.6)%	(12.7)%

Net Sales

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Current store base	$58,726	$61,131	$121,626	$122,325
Closed stores	101	2,019	352	3,803
E-Commerce	754	649	1,672	1,487
Total net sales	$59,581	$63,799	$123,650	$127,615

The current store base above represents the 264 stores which are currently in operation. Of these 264 stores, 262 were in operation at August 2, 2008. The current quarter comparable sales decrease of 4.2% was driven by a reduction in our home decorating business in conjunction with the anniversary of 29 grand re-opening events at our remodeled stores which occurred in the second quarter of 2008. Comparable sales of these 262 stores decreased 1.0% from the prior year for the first half of fiscal 2008.  The decrease was driven by a 3.8% increase in transactions offset by a 4.6% decrease in average ticket.

There were 2 stores closed in the first half of fiscal 2009 and 7 stores closed in fiscal 2008 which did not qualify as discontinued operations.  The sales from these locations are included in net sales.

The Company launched a new e-commerce platform in August 2008 which has provided a considerable increase in our e-commerce business.  Sales in the second quarter of fiscal 2009 compared to the same period of 2008 were up 16.2% and sales for the first half of 2009 are up 12.4% over the same period of the prior year.

Our merchandise mix has had minimal change year over year, as reflected in the table below.  We attribute the downward shift in home decorating to the recent national economic difficulties which limit the amount of discretionary income available to purchase higher ticket fabrics required for decorating.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Apparel Fabrics	27%	26%	27%	27%
Home Decorating	22%	25%	22%	24%
Quilting/Craft	26%	26%	26%	26%
Notions and Accessories	25%	23%	25%	23%
	100%	100%	100%	100%

Gross Margin

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the second quarter and first twenty-six weeks of fiscal 2009 and 2008 are as follows:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1,	% of	August 2,	% of	August 1,	% of	August 2,	% of
(in thousands)	2009	Sales	2008	Sales	2009	Sales	2008	Sales

Total net sales	$59,581	100.0%	$63,799	100.0%	$123,650	100.0%	$127,615	100.0%

Merchandise cost	27,380	46.0%	30,603	48.0%	57,108	46.2%	60,483	47.4%
Freight	1,730	2.9%	2,253	3.5%	3,528	2.9%	4,304	3.4%
Sourcing and warehousing	3,155	5.3%	3,236	5.1%	6,786	5.4%	6,552	5.1%

Gross Profit	$27,316	45.8%	$27,707	43.4%	$56,228	45.5%	$56,276	44.1%

We have seen a reduction of 200 basis points in the direct cost of merchandise compared to the second quarter of 2008 and 120 basis point reduction in the first half compared to the prior year.  This is a result of increasing the amount of product sourced from overseas, continually expanding our vendor network domestically, and increasing our focus on reducing product shrinkage.

Freight expense has declined by 60 basis points in the second quarter compared to the same quarter last year and 50 basis points for the first half of fiscal 2009 compared to the first half of fiscal 2008.  The Company is benefitting from relatively stable fuel prices compared to the prior year as well as efficiencies within our shipping process. The efficiencies gained within our shipping process are expected to continue to help offset any increase in fuel costs going forward.

Sourcing and warehousing costs for the Company vary based on both the level of inventory received during any period and the rate of inventory turns. The cost increases of 20 basis points for the quarter and 40 basis points for the first half are primarily due to an increase in inventory turns, which reduces the costs capitalized in inventory at the end of the period.

In total, our operational initiatives have resulted in an increase in gross margin of 240 basis points over 2008 levels for the second quarter and 140 basis points for the first half over previous year levels.

Sales, General & Administrative Expenses

Sales, general & administrative expenses include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of sales, general & administrative expenses include:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1,	% of	August 2,	% of	August 1,	% of	August 2,	% of
(in thousands)	2009	Sales	2008	Sales	2009	Sales	2008	Sales

Retail store labor costs	$10,164	17.1%	$11,316	17.7%	$20,231	16.4%	$22,185	17.4%
Advertising	2,496	4.2%	1,887	3.0%	4,607	3.7%	3,734	2.9%
Store occupancy	7,326	12.3%	7,353	11.5%	14,690	11.9%	14,850	11.6%
Retail SG&A	4,812	8.1%	5,661	8.9%	9,824	7.9%	11,541	9.0%
Corp SG&A	2,121	3.5%	2,662	4.2%	4,748	3.8%	6,319	5.0%

Total SG&A	$26,919	45.2%	$28,879	45.3%	$54,100	43.8%	$58,629	45.9%

Retail Store Labor Costs – The Company achieved greater efficiency in store labor costs during 2009 compared to the same period last year.  These savings were driven by a reduction in direct store labor resulting from additional corporate oversight in relation to employee scheduling, leveraging our technology investment in store infrastructure, and the conversion of the majority of our store associates to part-time.

Advertising – The increase in advertising expense was driven equally by an incremental increase in advertising to support our e-commerce business and by a limited amount of store advertising shifting from the second half of the year back to the first half.

Store Occupancy – These costs have remained relatively constant despite the renewal of a significant number of leases over the past twelve months.  Significant effort has been incurred to restructure rents as a result of the current commercial real estate market.  These efforts have resulted in rent reductions, concessions on future escalations, and term extensions.

Retail SG&A – These costs associated with our retail locations have decreased significantly in relation to the prior year amount as a result of strict budgetary control exercised by our store personnel.  Certain recurring expenditures have been evaluated as to the timing and extent necessary and have been eliminated when possible if there is no direct impact on service to our customers.

Corporate SG&A – Our second quarter and first half of fiscal 2009 corporate costs have been reduced by lowering the professional fees associated with compliance requirements, reducing the expense associated with equity grants, and a reduction in previously accrued bankruptcy claims which were applicable to continuing operations.

Reorganization Expenses, Net

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1,	% of	August 2,	% of	August 1,	% of	August 2,	% of
(in thousands)	2009	Sales	2008	Sales	2009	Sales	2008	Sales

Reorganziation expense, net	$171	0.3%	$4,254	6.7%	$410	0.3%	$6,930	5.4%

Reorganization expenses are comprised of the cost of professional fees associated with our bankruptcy proceedings.  These costs were significant during the bankruptcy through the time of emergence in August, 2008.  There are limited bankruptcy issues remaining and these costs are not expected to be significant going forward as compared to the prior year.

Interest Expense, Net

	Thirteen Weeks Ended				Twenty-six Weeks Ended
(in thousands)	August 1,	% of	August 2,	% of	August 1,	% of	August 2,	% of
	2009	Sales	2008	Sales	2009	Sales	2008	Sales
Interest expense, net	$1,376	2.3%	$3,577	5.6%	$2,710	2.2%	$4,566	3.6%

The Company’s interest costs are driven by borrowings on our credit facilities.  Our current credit facilities consist of both an asset based facility and a subordinated debt facility.  Interest expense for the second quarter of fiscal 2009 includes $0.6 million of note discount amortization costs and $0.4 million of interest paid with the issuance of additional notes.  Excluding these non-cash items, interest expense for the second quarter of 2009 was $0.5 million, or 0.8% of sales, compared to $3.6 million or 5.6% of sales in 2008.  Interest expense for the first half of fiscal 2009 includes $1.2 million of note discount amortization and $0.7 million of interest paid with the issuance of additional notes. Interest expense for the second quarter and first half of 2008 included $2.2 million of interest paid on bankruptcy claims, which equated to 3.5% of sales for the quarter.

Income Taxes

No income tax benefit was recognized during any periods presented due to the Company’s uncertainty in realizing future tax benefits generated by tax losses.

Loss from Discontinued Operations

(in thousands)	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1,	% of	August 2,	% of	August 1,	% of	August 2,	% of
	2009	Sales	2008	Sales	2009	Sales	2008	Sales
Income (loss) from discountinued operations	$-	0.0%	$(762)	-1.2%	$49	0.0%	$(220)	-0.2%

The results shown relate to 26 store closures in 2006 and 124 in 2007 that qualified for treatment as discontinued operations. All of these store closures were part of a reorganization plan implemented prior to seeking bankruptcy protection. No stores were closed in either 2009 or 2008 that required treatment as discontinued operations. The income in 2009 resulted from the settlement of leases rejected in bankruptcy at amounts less than anticipated, and the losses in 2008 resulted from updated estimates of store closure expenses.

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

Hancock’s cash flow related information as of the first twenty-six weeks of fiscal 2009 and 2008 follows (in thousands):

	Twenty-six Weeks Ended
	August 1,	August 2,
	2009	2008

Net cash flows provided (used):
Operating activites	$4,548	$(9,127)
Investing activities	(1,256)	(5,464)
Financing activites	(2,906)	17,762

Operating Activities

Net cash inflows provided by operating activities increased by $13.7 million compared to the prior year.  This increase was primarily the result of the significant reduction in inventory balances as increased emphasis is being placed on supply chain management combined with a much smaller net loss.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.  Capital expenditures during the current year consisted primarily of two new locations, five store remodels, technology upgrades and minor retail location improvements.

Financing Activities

Cash provided by operations provided funds to reduce debt by $2.2 million and make payments of $0.7 million toward pre-petition obligations.

Credit Facilities

The following should be read in conjunction with Note 8 to the Company’s Annual Report on Form 10-K filed April 10, 2009.

As of August 1, 2009, the Company had outstanding borrowings under the Revolver of $30.5 million and outstanding letters of credit of $6.5 million.  Additional amounts available to borrow at that time were $30.9 million.

As of August 1, 2009, the Note balance was $21.6 million and the discount on Notes Payable related to warrants issued was $9.3 million.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its secured revolving credit facility that provides up to $20 million in letters of credit.  At August 1, 2009, Hancock had commitments of $0.6 million on documentary letters of credit under the facility, which support purchase orders for merchandise.  Hancock also has $5.9 million on standby letters of credit to guarantee payment of potential insurance claims.  Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

The Company has no standby repurchase obligations or guarantees of other entities' debt.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, except for the adoption of SFAS 157 “Fair Value Measurements,” which requires additional disclosure about fair value measurements .

Related Party Transactions

See Note 17 in the Company’s Annual Report on Form 10-K filed April 10, 2009, for details regarding the sole related party transaction that the Company has entered into.

The Company has no other balances with any other related parties, nor has it had any other material transactions with related parties during the twenty-six week periods ended August 1, 2009 and August 2, 2008.

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

Hancock does not hold derivative financial or commodity instruments at August 1, 2009.

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

As of August 1, 2009, the Company had borrowings outstanding of approximately $30.5 million under the Revolver.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $0.3 million, assuming borrowings under the Revolver of $30.5 million as existed at August 1, 2009.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters was paid by the issuance of additional notes at a rate equal to LIBOR plus 5.50%, which resulted in the capitalization of $1.6 million into the balance.

The Company will pay the subsequent interest payments on the Notes in cash, the next payment date being November 1, 2009.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase $0.2 million, based on balance of the Notes of $21.6 million at August 1, 2009.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the twenty-six week period ended August 1, 2009.  As of August 1, 2009, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

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

As of the end of the period covered by this report (August 1, 2009), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation and as a result of the remediation activities completed during fiscal 2008, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of  August 1, 2009.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,437 shares purchased under this authorization through August 1, 2009, and the number of shares that may yet be purchased under this authorization remains unchanged from the year ended January 31, 2009 at 243,563.

The Registrant did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant's Annual Meeting of Stockholder was held on June 9, 2009.

The following individuals were elected to serve as directors of the Company until 2010, with votes cast as shown.

Nominees:	For	Withheld
Jane F. Aggers	17,897,035	282,175

Carl E. Berg (1)	16,877,465	1,301,745

Sam P. Cortez	17,853,905	325,305

Steven D. Scheiwe	17,040,448	1,138,762

Harry D. Schulman	17,920,920	258,290

(1) Mr. Berg resigned  from his position as a director of the Company effective August 4, 2009. The remaining directors have elected Neil S. Subin  to serve as a director until the next annual meeting of stockholders.

Ratification of the appointment of Burr, Pilger & Mayer, LLP as the Registrant’s independent auditors for the fiscal year ending January 30, 2010, with votes cast as shown.

For	Against	Abstain
18,100,185	10,891	68,134

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

10.1†	Deposit Account Control Agreement, dated July 24, 2009 by and among BancorpSouth Bank, Hancock Fabrics, Inc. and Deutsche Bank National Trust Company, in its capacity as trustee.

10.2†
Second Lien Deposit Account Control Agreement (Elavon Account) dated July 24, 2009 by and among BancorpSouth Bank, Hancock Fabrics, Inc. and Deutsche Bank National Trust Company, in its capacity as trustee.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

†Confidential treatment has been requested with respect to certain provisions of these agreements. Omitted portions have been filed separately with the SEC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANCOCK FABRICS, INC.
(Registrant)

By:	/s/ Robert W. Driskell
Robert W. Driskell
Executive Vice President and
Chief Financial Officer

Date:  August 27, 2009