Form 10-K/A
period 2009-01-31
HANCOCK FABRICS INC
filed 2009-10-22
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________

FORM 10-K/A

(Amendment No.1)

[X ]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended January 31, 2009
or
[    ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File Number 1 – 9482
______________________________

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [   ]     No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  [ X  ]     No  [   ]

As of September 30, 2009, there were 19,811,322 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

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

EXPLANATORY NOTE

This amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the disclosure under Item 9A, “Controls and Procedures,” of Part II of the Annual Report on Form 10-K (the “Form 10-K”) of Hancock Fabrics, Inc. (the “Company”) for the fiscal year ended January 31, 2009, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2009.  We have modified Part II Item 9A, “Controls and Procedures,” in this Amendment No. 1 in response to comments contained in a letter received from the SEC dealing with our disclosure in the Form 10-K regarding management’s conclusion that our internal control over financial reporting was effective as of January 31, 2009.  The only modification that has been made to Item 9A is the addition of a definitive statement that management had concluded that internal control over financial reporting was effective as of January 31, 2009.

Except as described in this Explanatory Note and as contained in this Amendment No. 1, we have not modified or updated other disclosures presented in the Form 10-K.  This Amendment No 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with our Form 10-K and filings with the SEC subsequent to the filing of the Form 10-K.

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

Hancock’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 31, 2009.

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

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
October 22, 2009

By   /s/ Robert W. Driskell
            Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting
Officer)
October 22, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                                                                                                             Date

   /s/ Jane F. Aggers                                                                                                                   October 22, 2009
Jane F. Aggers
President, Director and
Chief Executive Officer
(Principal Executive Officer)

    /s/ Robert W. Driskell                                                                                                            October 22, 2009
Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial and
 Accounting Officer)

     /s/ Neil S. Subin                                                                                                                    October 22, 2009
Neil s. Subin
Director

    /s/ Sam P. Cortez                                                                                                                   October 22, 2009
Sam P. Cortez
Director

    /s/ Steven D. Scheiwe                                                                                                           October 22, 2009
Steven D. Scheiwe
Director

  /s/ Harry D. Schulman                                                                                                             October 22, 2009
Harry D. Schulman
Director

 EXHIBIT 31.1

Certification of Chief Executive Officer

 I, Jane F. Aggers, certify that:

1.	I have reviewed this Amendment No.1 to annual report on Form 10-K of Hancock Fabrics, Inc.;

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  October 22, 2009

/s/ Jane F. Aggers
Jane F. Aggers
President and Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer

 I, Robert W. Driskell, certify that:

1.	I have reviewed this Amendment No.1 to annual report on Form 10-K of Hancock Fabrics, Inc.;

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  October 22, 2009

/s/ Robert W. Driskell
Robert W. Driskell
Executive Vice President and
Chief Financial Officer

EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350

Each of the undersigned, Jane F. Aggers and Robert W. Driskell, certifies pursuant to 18 U.S.C. Section 1350, that: (1) this Amendment No.1 to the Company’s annual report on Form 10-K of Hancock Fabrics, Inc. ("Hancock") for the year ended January 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of Hancock.

Date: October 22, 2009

/s/ Jane F. Aggers

Jane F. Aggers
President and Chief Executive Officer

/s/ Robert W. Driskell

Robert W. Driskell
Executive Vice President and
Chief Financial Officer