Form 10-Q
period 2009-10-31
HANCOCK FABRICS INC
filed 2009-12-03
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      ☐  Accelerated Filer    ☐

Non-Accelerated Filer   ☐     Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒    No ☐

As of November 28, 2009, there were 19,811,306, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Table of Contents
Hancock Fabrics, Inc.,
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	October 31,	November 1,	January 31,
(in thousands, except for share amounts)	2009	2008	2009 (1)
Assets
Current assets:
Cash and cash equivalents	$4,265	$3,540	$2,338
Receivables, less allowance for doubtful accounts	3,952	3,146	3,380
Inventories	103,864	113,906	104,156
Income taxes refundable	-	1,879	-
Prepaid expenses	2,269	2,730	1,735
Total current assets	114,350	125,201	111,609

Property and equipment, net	42,758	46,420	45,039
Goodwill	3,210	3,406	3,210
Other assets	5,131	6,116	4,816
Total assets	$165,449	$181,143	$164,674

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$25,838	$22,863	$21,437
Accrued liabilities	15,840	14,430	14,813
Pre-petition obligations	1,744	2,953	2,796
Total current liabilities	43,422	40,246	39,046

Long-term debt obligations, net	37,821	56,210	42,977
Capital lease obligations	3,209	3,308	3,287
Postretirement benefits other than pensions	2,270	8,972	2,211
Pension and SERP liabilities	23,227	5,509	21,706
Other liabilities	7,678	8,171	8,098
Total liabilities	117,627	122,416	117,325

Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 33,193,070, 33,093,570 and 33,084,570 issued and 19,811,306,19,726,876 and 19,716,303 outstanding, respectively	332	331	331
Additional paid-in capital	88,780	87,734	88,017
Retained earnings	124,780	120,809	124,907
Treasury stock, at cost, 13,381,764, 13,366,694 and 13,368,267 shares held, respectively	(153,698)	(153,683)	(153,684)
Accumulated other comprehensive income (loss)	(12,372)	3,536	(12,222)
Total shareholders' equity	47,822	58,727	47,349
Total liabilities and shareholders' equity	$165,449	$181,143	$164,674

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 31, 2009.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(in thousands, except per share amounts)	2009	2008	2009	2008

Sales	$72,730	$70,563	$196,380	$198,178
Cost of goods sold	38,946	40,208	106,368	111,547

Gross profit	33,784	30,355	90,012	86,631

Selling, general and administrative expense	28,211	28,286	82,311	86,915
Depreciation and amortization	1,064	1,141	3,280	3,271

Operating income (loss)	4,509	928	4,421	(3,555)

Reorganization expense, net	182	1,060	592	7,990
Interest expense, net	1,234	851	3,944	5,417

Income (loss) from continuing operations before income taxes	3,093	(983)	(115)	(16,962)
Income taxes	64	-	64	-

Income (loss) from continuing operations	3,029	(983)	(179)	(16,962)

Earnings from discontinued operations (net of tax expense of $0 and $0)	3	656	52	436
Net income (loss)	$3,032	$(327)	$(127)	$(16,526)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.16	$(0.05)	$(0.01)	$(0.89)
Earnings from discontinued operations	-	0.03	-	0.02
Net earnings (loss)	$0.16	$(0.02)	$(0.01)	$(0.87)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.15	$(0.05)	$(0.01)	$(0.89)
Earnings from discontinued operations	-	0.03	-	0.02
Net earnings (loss)	$0.15	$(0.02)	$(0.01)	$(0.87)

Weighted average shares outstanding:
Basic	19,427	19,096	19,306	19,050
Diluted	20,128	19,096	19,306	19,050

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance January 31, 2009	33,084,570	$331	$88,017	$124,907	(13,368,267)	$(153,684)	$(12,222)	$47,349
Comprehensive loss:
Net loss				(127)				(127)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							(150)	(150)
Total comprehensive loss								(277)
Issuance of restricted stock	149,000	1	(1)					-
Cancellation of restricted stock	(40,500)	-	-					-
Stock compensation expense			661					661
Amortization of directors' stock fees			103					103
Purchase of treasury stock					(13,497)	(14)		(14)
Balance October 31, 2009	33,193,070	$332	$88,780	$124,780	(13,381,764)	$(153,698)	$(12,372)	$47,822

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Thirty-nine Weeks Ended
	October 31,	November 1,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(127)	$(16,526)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	4,788	4,929
Amortization of deferred loan costs	185	468
Amortization of bond discount	1,748	595
Interest paid-in-kind by issuance of notes payable	694	423
Interest accrued on Pre-Petition Obligations	-	2,219
Stock compensation expense	764	663
Reserve for store closings credits, including interest expense	294	(2,162)
Other	(104)	(448)
Reorganization expense, net	592	7,990
(Increase) decrease in assets
Receivables and prepaid expenses	(1,091)	381
Inventory at current cost	323	243
Income tax refundable	-	6,239
Other noncurrent assets	(488)	1,725
Increase (decrease) in liabilities
Accounts payable	3,760	3,470
Accrued liabilities	1,063	207
Postretirement benefits other than pensions	(721)	(607)
Long-term pension and SERP liabilities	2,151	543
Other liabilities	(292)	(1,165)
Net cash provided by operating activities before reorganization activities	13,539	9,187
Net cash used for reorganization activities	(700)	(7,255)
Net cash provided by operating activities	12,839	1,932
Cash flows from investing activities:
Additions to property and equipment	(2,564)	(7,516)
Proceeds from the disposition of property and equipment	12	137
Net cash used in investing activities	(2,552)	(7,379)
Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	(7,598)	43,269
Payments for pre-petition liabilities and other	(762)	(36,562)
Net cash provided by (used in) financing activities	(8,360)	6,707
Increase in cash and cash equivalents	1,927	1,260
Cash and cash equivalents:
Beginning of period	2,338	2,280
End of period	$4,265	$3,540
Supplemental disclosures:
Cash paid during the period for:
Interest	$745	$2,583
Income taxes	$64	$-
Non-cash activities:
Warrants issued with notes	$-	$(11,685)
Noncash change in funded status of benefit plans	$(150)	$(539)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 –  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  As of October 31, 2009, Hancock operated 265 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to third quarter 2009 and third quarter 2008 are for the 13 week periods ended October 31, 2009 and November 1, 2008, respectively.  References to thirty-nine weeks 2009, or 2009, and thirty-nine weeks 2008 or 2008 are for the thirty-nine week periods ended October 31, 2009 and November 1, 2008, respectively.

Basis of Presentation

We maintain our financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31.

The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 31, 2009 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 10, 2009, as amended by Form 10-K/A filed with the SEC on October 22, 2009. The accompanying (a) consolidated balance sheet as of January 31, 2009, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of October 31, 2009, and November 1, 2008, and our consolidated results of operations and cash flows for the thirteen and thirty-nine weeks ended October 31, 2009, and November 1, 2008.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

Retrospective Application of a Change in Accounting Principle

During the fourth quarter of 2008, the Company elected to change its method of valuing inventory to the weighted average cost (“WAC”) method, whereas in all prior periods inventory was valued using the last-in, first-out (“LIFO”) method.  The Company has determined that the WAC method of accounting for inventory is preferable as this method better reflects our inventory at current costs and enhances the comparability of our financial statements by changing to the predominant method utilized in our industry. The Company has applied this change retrospectively to the consolidated financial statements for the thirteen and thirty-nine weeks ended November 1, 2008, as defined within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections”. Accordingly, the previously reported cost of goods sold and net loss declined; the gross profit increased by $2.1 million and $4.4 million, and the basic and diluted loss per share declined by $0.11 and $0.23 for the thirteen weeks and thirty-nine weeks ended November 1, 2008, respectively. The change from LIFO to WAC also increased inventory and shareholders equity by $40.8 million; the amount of the LIFO reserve as of November 1, 2008.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS 162”, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The new standard establishes only two levels of U.S. GAAP, authoritative and nonauthoritative.  The FASB Accounting Standards Codification (“ASC”) became the single source of authoritative, nongovernmental U.S. GAAP, except of rules and interpretive releases of the SEC, which will continue to be sources of authoritative U.S. GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative upon adoption.  Since the new standard did not change U.S. GAAP, there was no change to the Company’s Condensed Financial Statements other than to update all references to U.S. GAAP to be in conformity with the ASC for the quarter ended October 31, 2009.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. Management completed its assessment and its adoption of ASC 855 in fiscal year 2009 and it has no impact on the Company. The Company has assessed and disclosed reportable subsequent events, if any, as of December 2, 2009, in connection with the financial statements for the period ended October 31, 2009.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to October 31, 2009. None of these new standards had or is expected to have a significant impact on Hancock’s Consolidated Financial Statements.

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

FASB ASC 852, “Reorganizations” (“ASC 852”), provides financial reporting guidance for entities that are reorganizing under the United States Bankruptcy Code. The Company implemented this guidance for all periods presented.  Pursuant to ASC 852, estimated claims were presented as Liabilities Subject to Compromise due to the uncertainty of the eventual settlement amount.  Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan.  Therefore, after the Effective Date, pre-petition liabilities are no longer presented as Liabilities Subject to Compromise.

Pre-petition obligations as of October 31, 2009, November 1, 2008, and January 31, 2009 (in thousands):

	October 31,	November 1,	January 31,
	2009	2008	2009
Real estate claims	$1,019	$1,281	$1,473
Unfunded claims (1)	-	947	598
Professional fee claim	725	725	725
Total pre-petition claims	$1,744	$2,953	$2,796

(1) Amount represents claim checks that have been issued but remain outstanding as of November 1, 2008 and January 31, 2009.

NOTE 3 – EMPLOYEE BENEFIT PLANS

Stock Options. During the first thirty-nine week period ended October 31, 2009, the Company granted 673,331 stock options of which 554,331 are subject to a three-year performance program that requires certain annual benchmarks be obtained before vesting occurs.  All options were granted with an exercise price equal to the fair value of the common stock on the date of the grant and vest over periods of 3 to 4 years.  As of October 31, 2009, options to purchase a total of 1,704,706 shares of common stock were outstanding.

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the first thirty-nine weeks ended October 31, 2009 and November 1, 2008 (in thousands):

	Retirement Plan		Postretirement Benefit Plan
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Service costs	$307	$1,055	$36	$188
Interest cost	3,684	3,397	132	418
Expected return on assets	(2,414)	(4,122)	-	-
Amortization of prior service costs	-	(60)	(579)	(722)
Recognized net actuarial (gain) loss	630	350	(202)	(129)
Net periodic benefit cost	$2,207	$620	$(613)	$(245)

At October 31, 2009, the fair value of the assets held by the pension plan was $51.0 million reflecting a $5.5 million increase from January 31, 2009 due to investment returns during the period.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is presented for basic and diluted earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to holders of common stock by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

COMPUTATION OF EARNINGS (LOSS) PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended		Thirty-nine Weeks Ended
per share amounts)	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$3,032	$(327)	$(127)	$(16,526)

Weighted average number of common shares outstanding during period	19,427,425	19,096,214	19,305,873	19,049,779

Basic earnings (loss) per share	$0.16	$(0.02)	$(0.01)	$(0.87)

Diluted earnings (loss) per share:
Net income (loss)	$3,032	$(327)	$(127)	$(16,526)

Weighted average number of common shares outstanding during period	19,427,425	19,096,214	19,305,873	19,049,779
Stock options	54,290	-	-	-
Warrants to purchase common stock	626,467	-	-	-
Restricted stock	19,344	-	-	-
Weighted average number of common shares outstanding during period adjusted for dilutive securities	20,127,526	19,096,214	19,305,873	19,049,779

Diluted earnings (loss) per share	$0.15	$(0.02)	$(0.01)	$(0.87)

Weighted average common stock equivalents not included in EPS because the effect would be anti-dilutive	1,212,220	1,347,051	10,989,080	1,548,571

As of October 31, 2009, the common stock equivalents not included in the thirty-nine weeks EPS because the effect would be anti-dilutive includes warrants to purchase 9.5 million shares of common stock with a per share exercise price of $1.12 which expire August 1, 2013.

NOTE 5 – RESERVE FOR STORE CLOSINGS AND DISCONTINUED OPERATIONS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs. At October 31, 2009, the total reserve balance included in current liabilities was $0.8 million, which represents the present value of the future net lease obligations for the locations which have been closed.

The activity in the reserve is as follows (in thousands):

		Addition to
	January 31,	(Reduction in)			October 31,
	2009	Reserve	Interest	Payments	2009

Lease obligations	$1,219	$292	$2	$(700)	$813

During the first thirty-nine weeks ended October 31, 2009 income of $52,000 was recognized in earnings from discontinued operations for the settlement of claims on stores closed in prior years. During the first thirty-nine weeks ended November 1, 2008, income of approximately $0.4 million was recognized that is attributable to discontinued operations from prior years.  This was the result of changes in the closed store reserve due to settlement of certain real estate bankruptcy claims.

NOTE 6 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

The Company measures certain financial assets (cash and cash equivalents) at fair value on a recurring basis. The Company’s investments in cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.  The carrying amounts of certain of the Company’s financial instruments, which are not required to be valued at fair value on a recurring basis, including accounts receivable, accounts payable, accrued liabilities and debt approximate fair value due to their short maturities or the nature and terms of the obligation.

NOTE 7 – LONG-TERM DEBT OBLIGATIONS

At October 31, 2009, the Company had outstanding borrowings of $25.0 million under its revolving credit facility (the “Revolver”) with General Electric Capital Corporation, which has a maturity date of August 1, 2013. Outstanding standby letters of credit were $5.9 million, outstanding documentary letters of credit were $0.1 million and availability was $43.1 million at October 31, 2009. The Revolver is collateralized by a fully perfected first priority security interest in all real and personal, tangible and intangible assets of the Company.  The Company is not subject to any financial covenants pursuant to the Revolver.

At the Company’s option, any portion of the outstanding borrowings under the Revolver can bear interest at LIBOR - based rates plus an applicable margin, or a floating interest rate plus the applicable margins. At October 31, 2009, the Company had all $25.0 million of its outstanding borrowings at a LIBOR-based interest rate of 1.87%

In addition to the Revolver, the Company has $21.6 million of Floating Rate Secured Notes (the “Notes”) outstanding at October 31, 2009. The Notes mature on August 1, 2013, are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Interest on the Notes is payable quarterly and for the quarterly interest periods ended November 1, 2008, February 1, 2009, May 1, 2009 and August 1, 2009 the Company had the option and elected to make the interest payment in-kind by issuing additional Notes totaling $0.7 million. The amount of additional notes issued was based on an effective interest rate of 6.6%.  Going forward, interest is payable quarterly in cash at a rate of LIBOR plus 4.5%. An additional $1.7 million of interest expense has been recorded year-to-date related to the amortization of the discount recorded at the time of issuance of the Notes. As of October 31, 2009 the unamortized discount was $8.8 million.

NOTE 8 – SUBSEQUENT EVENTS

On November 17, 2009, Hancock filed Form 8-K with the SEC disclosing an amendment to the Company’s amended and restated rights agreement. In summary, on November 12, 2009, the Board of Directors of Hancock adopted an Amendment (the “Amendment”) to the Amended and Restated Rights Agreement (the “Rights Plan”). The Amendment amends the Rights Plan dated as of March 23, 1987, as amended and restated from time to time. The Rights Plan governs the terms of each right (a “Right”) that has been issued with each share of common stock of Hancock (the “Common Stock”). Each Right initially represents the right to purchase one share of Common Stock.

Hancock adopted the Amendment to preserve the value of the Company’s tax assets, including the Company’s net operating loss carry forwards (“Tax Benefits”) for both the Company and its stockholders. The Company’s ability to fully use its Tax Benefits to offset future income may be limited if it experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986.

The Amendment is designed to reduce the likelihood that Hancock will experience an ownership change by (i) discouraging any person (together with such person’s affiliates or associates) from acquiring 4.95% or more of the then outstanding Common Stock and (ii) discouraging any person (together with such person’s affiliates or associates) that currently beneficially owns at least 4.95% of the outstanding Common Stock from acquiring more than a specified percentage of additional shares of Common Stock. There is no guarantee, however, that the Rights Plan will prevent the Company from experiencing an ownership change.

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

The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed in our Annual Report on Form 10-K filed with the SEC on April 10, 2009, as amended by Form 10-K/A filed with the SEC on October 22, 2009 under Item 1A. Risk Factors.  Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.  Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We are one of the largest fabric retailers in the United States, operating 265 stores in 37 states as of October 31, 2009.  Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects.

Overview

Financial highlights include:

•
Net sales for the third quarter of fiscal 2009 were $72.7 million compared to $70.6 million for third quarter of fiscal 2008, and comparable store sales increased 4.0% and 2.1% in the third quarter of 2009 and third quarter 2008, respectively.

•	Our online sales for the third quarter of fiscal 2009, which are included in the comparable sales number above, increased 44.4% to $1.3 million.

•	Gross margin for the third quarter of fiscal 2009 was 46.5% compared with 43.0% for the third quarter of fiscal 2008.

•	Operating income was $4.5 million in the third quarter of fiscal 2009 compared to $0.9 million in the third quarter of fiscal 2008.

•	Net income was $3.0 million, or $0.16 per basic share, in the third quarter of fiscal 2009 compared to a loss of $0.3 million, or $0.02 per share in the third quarter of fiscal 2008.

•
The amount of cash generated from operations before reorganization activities increased by $4.3 million to $13.5 million during the thirty-nine weeks of fiscal 2009 compared to the same period of fiscal 2008.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,		November 1,
	2009	2008	2009		2008

Net sales (in thousands)	$72,730	$70,563	$196,380		$198,178

Gross margin percentage	46.5%	43.0%	45.8%		43.7%

Number of stores
Open at end of period (1)	265	265	265		265
Comparable stores at period end (2)	262	264	262		264

Sales growth
All retail outlets	3.1%	1.3%	(0.9	) %	0.7%
Comparable retail outlets (2)	4.0%	2.1%	0.9%		2.9%

Total store square footage at period end (in thousands)	3,795	3,797	3,795		3,797

Net sales per total square footage	$19.16	$18.58	$51.75		$52.19

(1)	Open store count does not include the internet store.

(2)
A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. Comparable sales computation also includes net sales derived from e-commerce. In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable sales. The comparable sales increase for the thirteen and thirty-nine weeks of 2008 excluded a 0.3% and 0.6% benefit, respectively, from liquidation sales.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.  This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	October 31,	November 1,		October 31,	November 1,
	2009	2008		2009	2008
Sales	100.0%	100.0%		100.0%	100.0%
Cost of goods sold	53.5	57.0		54.2	56.3
Gross profit	46.5	43.0		45.8	43.7
Selling, general and administrative expense	38.8	40.1		41.9	43.9
Depreciation and amortization	1.5	1.6		1.6	1.7
Operating income (loss)	6.2	1.3		2.3	(1.9)
Reorganization expense, net	0.2	1.5		0.3	4.0
Interest expense, net	1.7	1.2		2.0	2.7
Income (loss) from continuing operations before income taxes	4.3	(1.4)		0.0	(8.6)
Income taxes	0.1	-		-	-
Income (loss) from discontinued operations	-	0.9		-	0.2
Net income (loss)	4.2%	(0.5	) %	0.0%	(8.4	) %

Net Sales

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Current store base	$71,460	$68,494	$193,079	$190,938
Closed stores	-	1,190	359	4,874
E-Commerce	1,270	879	2,942	2,366

Total net sales	$72,730	$70,563	$196,380	$198,178

The current store base above represents the 265 stores which are currently in operation. Of these 265 stores, 262 were in operation at November 1, 2008. The third quarter 2009 comparable sales (excludes e-commerce) increase of 3.5% was driven primarily by a 3.6% increase in transaction count. Comparable sales for the thirty-nine weeks 2009 increased 0.6% as a result of an increase of 3.8% in transaction count offset by a decrease of 1.25% in average ticket. The sales of apparel and notions products for the thirty-nine weeks 2009 increased significantly and were offset by decreases in sales of home decorating products during the third quarter 2009 and thirty-nine weeks 2009.

One store was closed in the first thirty-nine weeks of fiscal 2009 and 7 stores closed in the fiscal year ended January 31, 2008, which did not qualify as discontinued operations.  The sales from these locations are included in net sales.

The Company launched a new e-commerce platform in August 2008, which has provided a considerable increase in our e-commerce business.  Sales in the third quarter of fiscal 2009 compared to the same period of 2008 were up 44.4% and sales for the first thirty-nine weeks of 2009 are up 24.3% over the same period of the prior year.

Our merchandise mix has had minimal change year over year, as reflected in the table below.  We attribute the downward shift in home decorating to the recent national economic difficulties which limit the amount of discretionary income available to purchase higher ticket fabrics required for decorating.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Apparel Fabrics	32%	31%	29%	28%
Home Decorating	18%	20%	20%	23%
Quilting/Craft	25%	26%	26%	26%
Notions and Accessories	25%	23%	25%	23%
	100%	100%	100%	100%

Gross Margin

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the third quarter and first thirty-nine weeks of fiscal 2009 and 2008 are as follows:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31,	% of	November 1,	% of	October 31,	% of	November 1,	% of
(in thousands)	2009	Sales	2008	Sales	2009	Sales	2008	Sales

Total net sales	$72,730	100.0%	$70,563	100.0%	$196,380	100.0%	$198,178	100.0%

Merchandise cost	33,682	46.3%	34,256	48.5%	90,789	46.2%	94,739	47.8%
Freight	2,152	2.9%	2,363	3.4%	5,681	3.0%	6,667	3.4%
Sourcing and warehousing	3,112	4.3%	3,589	5.1%	9,898	5.0%	10,141	5.1%

Gross Profit	$33,784	46.5%	$30,355	43.0%	$90,012	45.8%	$86,631	43.7%

We experienced a reduction of 220 basis points in the direct cost of merchandise as a percentage of total net sales compared to the third quarter of 2008 and a reduction of 160 basis points in the first thirty-nine weeks 2009 compared to the first thirty-nine weeks 2008.  This is a result of increasing the amount of product sourced from overseas, continually expanding our vendor network domestically, and increasing our focus on reducing product shrinkage.

Freight expense, as a percentage of total net sales, has declined by 50 basis points in the third quarter 2009 compared to the third quarter 2008 and 40 basis points for the first thirty-nine weeks of 2009 compared to the same period of fiscal 2008.  The Company is benefitting from relatively stable fuel prices in the thirty-nine weeks of 2009 compared to the same period 2008 as well as efficiencies within our shipping process.

Sourcing and warehousing costs for the Company vary based on both the level of inventory received during any period and the rate of inventory turns. The cost decreases, as a percentage of total net sales, of 80 basis points for the third quarter 2009 and 10 basis points for the first thirty-nine weeks 2009 compared to the same periods in 2008 respectively, are primarily due to a decrease in corporate expenses associated with sourcing and warehousing.

In total, our operational initiatives have resulted in an increase in gross margin of 350 basis points in the third quarter 2009 over third quarter 2008 levels and 210 basis points for the first thirty-nine weeks 2009 over the first thirty-nine weeks 2008 levels.

Sales, General & Administrative Expenses

Sales, general & administrative expenses include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of sales, general & administrative expenses include:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31,	% of	November 1,	% of	October 31,	% of	November 1,	% of
(in thousands)	2009	Sales	2008	Sales	2009	Sales	2008	Sales

Retail store labor costs	$10,446	14.4%	$10,820	15.3%	$30,677	15.6%	$33,005	16.7%
Advertising	2,359	3.2%	2,884	4.1%	6,965	3.5%	6,618	3.3%
Store occupancy	7,363	10.1%	7,290	10.3%	22,053	11.2%	22,139	11.2%
Retail SG&A	5,454	7.5%	4,550	6.5%	15,279	7.9%	16,091	8.1%
Corp SG&A	2,589	3.6%	2,742	3.9%	7,337	3.7%	9,062	4.6%

Total SG&A	$28,211	38.8%	$28,286	40.1%	$82,311	41.9%	$86,915	43.9%

Retail Store Labor Costs – The Company achieved greater efficiency in store labor costs during the first thirty-nine weeks 2009 compared to the same period 2008.  These savings were driven by a reduction in direct store labor resulting from additional corporate oversight in relation to employee scheduling, leveraging our technology investment in store infrastructure, and the conversion of the majority of our store associates to part-time.

Advertising – The variance in advertising expense for the third quarter and first thirty-nine weeks 2009 compared to the same periods in 2008 is due to a more focused marketing approach. This increased focus resulted in a shift of initiatives from the third quarter of 2009 to previous periods of 2009. The shift of initiatives resulted in lower spending third quarter 2009 compared to third quarter 2008 and similar spending levels in the thirty-nine weeks 2009 compared to the first thirty-nine weeks 2008.

Store Occupancy – These costs have remained relatively constant despite the renewal of a significant number of leases over the past twelve months.  Significant effort has been incurred to restructure rents as a result of the current commercial real estate market.  These efforts in some cases resulted in rent reductions, concessions on future escalations, and term extensions.

Retail SG&A – Third quarter 2009 expenses compared to third quarter 2008 increased primarily due to insurance claims and incremental housekeeping expenses. For the first thirty-nine weeks 2009, costs associated with our retail locations have decreased in relation to the prior year amount as a result of strict budgetary control exercised by our store personnel.

Corporate SG&A – Our third quarter 2009 and first thirty-nine weeks of fiscal 2009 corporate costs have been reduced by lowering the professional fees associated with compliance requirements, reducing the expense associated with equity grants, and a reduction in previously accrued bankruptcy claims which were applicable to continuing operations.

Reorganization Expenses, Net

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31,	% of	November 1,	% of	October 31,	% of	November 1,	% of
(in thousands)	2009	Sales	2008	Sales	2009	Sales	2008	Sales

Reorganziation expense, net	$182	0.2%	$1,060	1.5%	$592	0.3%	$7,990	4.0%

Reorganization expenses are comprised of the cost of professional fees associated with our bankruptcy proceedings.  These costs were significant during the bankruptcy through the time of emergence in August, 2008.  There are limited bankruptcy issues remaining and these costs are not expected to be significant going forward.

Interest Expense, Net

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(in thousands)	October 31,	% of	November 1,	% of	October 31,	% of	November 1,	% of
	2009	Sales	2008	Sales	2009	Sales	2008	Sales
Interest expense, net	$1,234	1.7%	$851	1.2%	$3,944	2.0%	$5,417	2.7%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases.  Our current credit facilities consist of both an asset-based facility and a subordinated-debt facility.  Interest expense for the third quarter 2009 and third quarter 2008 include $0.6 million of note discount amortization. In addition, third quarter 2008 includes $0.4 million of interest paid with the issuance of additional notes and interest income of $1.0 million from income tax refunds.  Excluding these non-cash and one-time items, interest expense for the third quarter of 2009 was $0.7 million, or 0.9% of sales, compared to $0.9 million or 1.2% of sales in third quarter 2008.  Interest expense for the first thirty-nine weeks of 2009 includes $1.7 million of note discount amortization and $0.7 million of interest paid with the issuance of additional notes. Interest expense for the first thirty-nine weeks 2008 included $2.2 million of interest paid on bankruptcy claims, interest income of $1.0 million from income tax refunds and non-cash items of $1.0 million. Excluding these non-cash and one-time items, interest expense for the first thirty-nine weeks of 2009 and 2008 was $1.5 million or 0.8% of sales and $3.2 million or 1.6% of sales, respectively.

Income Taxes
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(in thousands)	October 31,	% of	November 1,	% of	October 31,	% of	November 1,	% of
	2009	Sales	2008	Sales	2009	Sales	2008	Sales
Income taxes	$64	0.1%	$-	0.0%	$64	0.0%	$-	0.0%

Income tax expense for 2009 represents alternative minimum tax (AMT), which cannot be fully offset by the net operating loss carryforward of the Company. ASC 740, “Income Taxes”, requires the AMT be recognized as a tax credit carryforward to be utilized against income taxes in a future period when income taxes exceed AMT. The AMT credit may be carried forward with no expiration. Since the realization of future tax credit carryforwards is dependent upon profitable future operations, the Company has in essence recognized a full valuation allowance against such credits and treated the payment of AMT as tax expense.

Loss from Discontinued Operations

(in thousands)	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31,	% of	November 1,	% of	October 31,	% of	November 1,	% of
	2009	Sales	2008	Sales	2009	Sales	2008	Sales
Income (loss) from discountinued operations	$3	0.0%	$656	0.9%	$52	0.0%	$436	0.2%

The discontinued operations in 2008 and 2009 are the residual related to 26 store closures in fiscal 2006 and 124 in fiscal 2007 that qualified for treatment as discontinued operations. All of these store closures were part of a reorganization plan implemented prior to seeking bankruptcy protection. No stores closed in either fiscal 2009 or fiscal 2008 required treatment as discontinued operations. The income in 2009 and 2008 resulted from the settlement of leases rejected in bankruptcy at amounts less than anticipated. The Company expects to resolve all remaining lease-related bankruptcy claims by the end of fiscal 2009.

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

Hancock’s cash flow related information as of the first thirty-nine weeks of fiscal 2009 and 2008 follows (in thousands):

	Thirty-nine Weeks Ended
	October 31,	November 1,
	2009	2008

Net cash flows provided (used):
Operating activites	$12,839	$1,932
Investing activities	(2,552)	(7,379)
Financing activites	(8,360)	6,707

Operating Activities

Net cash inflows provided by operating activities during the first thirty-nine weeks 2009 increased by $10.9 million compared to the first thirty-nine weeks 2008.  This increase was primarily the result of the reduction in the Company’s net loss of $16.4 million offset by the $6.2 million income tax refund received in 2008.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.  Capital expenditures during the first thirty-nine weeks 2009 decreased significantly from the first thirty-nine weeks 2008. Expenditures for the first thirty-nine weeks 2009 consisted primarily of two new locations, five store remodels, technology upgrades and minor retail location improvements compared to 63 store remodels completed during the first thirty-nine weeks 2008.

Financing Activities

Cash provided by operations for the first thirty-nine weeks of 2009 provided funds to reduce debt by $7.6 million and make payments of $0.7 million toward pre-petition obligations. Activities for the first thirty-nine weeks of 2008 resulted in the Company borrowing $43.3 million from the Revolver to make payments of $36.6 million of pre-petition debt as well as to finance store remodel initiatives.

Credit Facilities

The following should be read in conjunction with Note 8 to the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2009.

As of October 31, 2009, the Company had outstanding borrowings under the Revolver of $25.0 million and outstanding letters of credit of $6.0 million.  Additional amounts available to borrow at that time were $43.1 million.

As of October 31, 2009, the Note balance was $21.6 million and the unamortized discount on Notes Payable related to warrants issued was $8.8 million.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit.  At October 31, 2009, Hancock had commitments of $0.1 million on documentary letters of credit under the facility, which support purchase orders for merchandise.  Hancock also has $5.9 million on standby letters of credit to guarantee payment of potential insurance claims.  Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

The Company has no standby repurchase obligations or guarantees of other entities' debt.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, except for the adoption of FASB ASC 820, Fair Value Measurements and Disclosures, which requires additional disclosure about fair value measurements .

Related Party Transactions

See Note 17 in the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2009, for details regarding the sole related party transaction that the Company has entered into.

The Company has no other balances with any other related parties, nor has it had any other material transactions with related parties during the thirty-nine week periods ended October 31, 2009 and November 1, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock did not hold derivative financial or commodity instruments at October 31, 2009.

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

As of October 31, 2009, the Company had borrowings outstanding of approximately $25.0 million under the Revolver.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $0.3 million, assuming borrowings under the Revolver of $25.0 million as existed at October 31, 2009.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters was paid by the issuance of additional notes at a rate equal to LIBOR plus 5.50%, which resulted in the capitalization of $1.6 million into the balance.

The Company will pay the subsequent interest payments on the Notes in cash, the next payment date being November 2 2009.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase $0.2 million, based on balance of the Notes of $21.6 million at October 31, 2009.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the thirty-nine week period ended October 31, 2009. As of October 31, 2009, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our President  and our Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, our Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q as of October 31, 2009), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation and as a result of the remediation activities completed during fiscal 2008, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,453 shares purchased under this authorization through October 31, 2009, and the number of shares that may yet be purchased under this authorization is 243,547.

The Registrant did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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
Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:  December 3, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002