Form 10-K
period 2010-01-30
HANCOCK FABRICS INC
filed 2010-04-01
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended January 30, 2010
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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer  ☐  Accelerated filer  ☐   Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Our common stock is traded through broker-to-broker exchanges on what is commonly referred to as “Pink Sheets.”  The aggregate market value of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates, based on 16,289,590 shares of common stock outstanding and the price of $1.08 per share on August 1, 2009 (the last business day of the Registrant’s most recently completed second quarter) was $17,592,757.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒     No  ☐

As of March 29, 2010, there were 19,898,566 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after January 30, 2010.

With the exceptions of those portions that are not specifically incorporated herein by reference, the aforesaid document is not deemed filed as part of this report.

HANCOCK FABRICS, INC.
2009 ANNUAL REPORT ON FORM 10-K

 TABLE OF CONTENTS

		Page
PART 1

Item 1.	Business	3
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Reserved	11

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Consolidated Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	63

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions, and Director Independence	64
Item 14.	Principal Accountant Fees and Services	64

PART IV

Item 15.	Exhibits and Financial Statement Schedules	65

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

The Company is one of the largest fabric retailers in the United States, with 2009 sales of $274.1 million. We are a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We believe that providing a large assortment of fabric and other items, combined with expert in-store sewing advice, provides us with a competitive advantage. We operated 265 stores in 37 states and an internet store located on our website with the domain name www.hancockfabrics.com  as of January 30, 2010.

Business Strategy

Our goal is to profitably expand our position as the inspirational authority in fabric and sewing. The Company has transitioned from a company operating within the confines of reorganization, having emerged from protection of the bankruptcy court in August 2008,  to a company which is committed to increasing shareholder value. The following are certain operating strategies which we are implementing to achieve our goals.

Expand our sales categories.

While our current merchandise assortment positions the Company as the leader in certain fabric categories, there are still other sub-categories in which we are perceived as a preferred provider but not the authority.  As we move forward, we will continue to expand our offerings in categories we deem important to our customers while maintaining our leadership in the categories where we currently excel.

Increase comparable sales to existing customers.

Our retail associates historically have placed minimal emphasis on suggesting additional products and services to our customers. We will continue to train and incentivize our retail team to drive positive comparable sales despite the current economic climate. We have numerous incentive programs in place to motivate our retail team, including a cash bonus program for regional and store management, as well as numerous in store contests which provide cash and non-cash incentives for store associates.

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

As a result of the Company’s wholesale heritage, a decentralized structure was in place for over 50 years.  Moving forward, management continues to develop a series of best practices (“one best way”) in our stores and our corporate environment.  These processes allow our store personnel to become increasingly more efficient in operating our stores which provides them with incremental time to spend servicing our customers. We have also experienced greater consistency across the Company as we benefit from centralized buying, merchandising and marketing. This has also allowed us to see significant savings in operating costs and reductions in inventory levels as evidenced by achieving operating income in fiscal years 2008 and 2009 after three years of operating losses.  We intend to continue to try to find operating efficiencies.

Increase utilization of Information Technology to manage the business.

The initial transition to a retail information technology system began in fiscal year 2005.  Over the last five years, significant improvements have been made in both the quality and quantity of operating information to which we now have access.  The Company is still trailing its peers in our ability to harness this information into meaningful business intelligence.  We will continue to drive this evolution to include supply chain management and retail efficiencies, as we move forward.  This continuing transformation will allow management to have a greater level of detailed information when making operating decisions.

Operations

Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics, and home accent pieces), quilting materials, and notions (which include sewing aids and accessories such as zippers, buttons, threads, sewing machines and patterns).

Our stores are primarily located in strip shopping centers.  During 2009, we closed 1 store, opened 3 stores, remodeled 9 stores and relocated 2 existing stores.

Merchandising/Marketing

We principally serve the sewing, needle arts, and home decorating markets. These markets primarily consist of women who are creative enthusiasts, making clothing and gifts for their families and friends, and decorating their homes.

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

Distribution and Supply

Our retail stores are served by our Corporate headquarters and a 650,000 square foot warehouse and distribution facility in Baldwyn, Mississippi.

Contract trucking firms, common carriers and parcel delivery are used to deliver merchandise to our warehouse.  These types of carriers are also used to deliver merchandise from our warehouse and vendors to our retail stores.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers.  We have no long-term contracts for the purchase of merchandise and did not purchase more than 4% of our merchandise from any one supplier during 2009. We purchased approximately 16% of our merchandise from our top five suppliers in fiscal year 2009.

Competition

We are among the largest fabric retailers in the United States, serving our customers in their quest for apparel and craft sewing, quilting, home decorating, and other artistic undertakings.  We compete nationally with one publicly traded company in the fabric retail industry, Jo-Ann Stores, Inc.  In addition, Wal-Mart Stores, Inc., the world’s largest retailer, has fabric departments in some locations; however, management understands that Wal-Mart plans to exclude cut fabric in most of its newly opened stores and will stop selling cut fabric in some of its existing stores.  We also compete with a few smaller fabric chains and numerous independent fabric stores.  We compete on the basis of price, selection, quality, service and location.  We believe that our continued commitment to providing a large assortment of fabric and other items that are affordable, complete, and unique, combined with the expert sewing advice available in each of our stores, provides us with a competitive advantage in the industry.

Information Technology

Hancock is committed to using information technology to improve operations and efficiency, and enhance the customer shopping experience.  Implementation of a point-of-sale (“POS”) system in our stores was completed in early 2005, providing us with detailed sales and gross margin information at the stock keeping unit (“SKU”) level for the first time in the Company’s history.  Such information can be used to better understand and react to sales trends, evaluate advertising strategies, improve the allocation of merchandise to individual stores, and analyze the results of merchandise programs that are being tested. In 2006, we began tracking inventory perpetually at the store level.  Having access to this new inventory information allows us to make more timely and efficient decisions for planning and replenishment. In 2008, wireless technology was added to all stores, thereby improving productivity and accuracy of inventory. In 2009, continuing our commitment to technology, we began the implementation of inventory auto replenishment at the store level and also enhanced our product classifications to provide better visibility to our product mix. Our focus remains on inventory control and labor reduction through efficient systems.

Service Mark

The Company has registered the service mark “Hancock Fabrics” with the United States Patent and Trademark Office.

Seasonality

Hancock’s business is seasonal.  Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer months.

Employees

At January 30, 2010, we employed approximately 4,200 people on a full-time and part-time basis.  Approximately 3,900 work in our retail stores.  The remaining employees work in the Baldwyn headquarters, warehouse, and distribution facility.  The Company has no employees covered under collective bargaining agreements.

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

Hancock’s Corporate Governance Guidelines, Code of Business Conduct and Ethics (including the Code of Business Conduct and Ethics for our Chief Executive Officer and Senior Financial Officers), Audit Committee Charter, Management Review and Compensation Committee Charter as well as the Nominating and Corporate Governance Committee Charter are available free of charge on the Company’s website. We will also provide copies of these documents free of charge upon request. We intend to provide disclosures regarding amendments to or waivers of a provision of our Code of Business Conduct and Ethics by disclosing such information on our website within four business days following the amendment or waiver.

Section 302 Certification

The Chief Executive Officer and Chief Financial Officer of Hancock filed the certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

We are one of the largest fabric retailers in the United States and principally compete with only one national fabric/craft store chain, a few small fabric chains and numerous independent fabric stores.  In addition, Wal-Mart Stores, Inc., the world’s largest retailer, has a fabric department in many of its store locations.  Changes in our competitive environment could adversely impact our operating results.  Such changes include, but are not limited to, the following:

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

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our qualified benefit pension plan.  Generally accepted accounting principles in the United States of America (GAAP) require that income or expense for the plan be calculated at the annual measurement date using actuarial assumptions and calculations.  These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates and other economic conditions.  Changes in key economic indicators can change the assumptions.  The most significant assumptions used to estimate pension income or expense for the year are the expected long-term rate of return on plan assets and the interest rate.  These assumptions, along with the actual value of assets at the measurement date, will drive the pension income or expense for the year.  In addition, at the measurement date, we must also reflect the funded status of the plan liabilities on the balance sheet, which may result in a significant charge to equity through a reduction or increase to Accumulated Other Comprehensive Income (Loss).  Although GAAP expense and pension contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to the pension plan.  Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve a plan’s funded status.

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

We rely on foreign suppliers for various products. In addition, some of our domestic suppliers manufacture their products overseas or purchase them from foreign vendors. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, and other factors relating to foreign trade are beyond our control and could adversely impact our operating results.

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

Approximately 85% of our store shipments pass through our distribution center.  The remainder of merchandise is drop-shipped by our vendors directly to our store locations.  Damage or interruption to the distribution center from factors such as fire, power loss, storm damage or unanticipated supplier shipment delays could cause a disruption in our operations.  The occurrence of unanticipated problems at our distribution center would likely result in increased operating expenses and reduced sales that would negatively impact our operating results.

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

We have become more dependent upon automated information technology processes, including use of the internet for conducting a portion of our business.  Information may be compromised through various means, including penetration of our network security, hardware tampering, and misappropriation of confidential information.  Failure to maintain the security of confidential information could result in deterioration in our employees’ and customers’ confidence in us, and any breach in the security and integrity of other business information could put us at a competitive disadvantage, resulting in a material adverse impact on our financial condition and results of operations.

Failure to comply with various laws and regulations as well as litigation developments could adversely affect our business operations and financial performance.

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the U.S. Securities and Exchange Commission as well as applicable employment laws. We are involved in various litigation matters that arise in the ordinary course of our business, including liability claims.  Litigation could adversely affect our business operations and financial performance. Also, failure to comply with the various laws and regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance, and restatements of financial statements.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

As of January 30, 2010, the Company operated 265 stores in 37 states.  (See Note 5 to the accompanying Consolidated Financial Statements for a discussion of dispositions)  The number of store locations in each state is shown in the following table:

	Number		Number
State	of Stores	State	of Stores

Alabama	11	Nebraska	4
Arizona	2	Nevada	3
Arkansas	8	New Mexico	2
California	10	North Carolina	14
Colorado	4	North Dakota	1
Florida	4	Ohio	5
Georgia	14	Oklahoma	10
Idaho	4	Oregon	2
Illinois	14	Pennsylvania	1
Indiana	5	South Carolina	9
Iowa	7	South Dakota	2
Kansas	4	Tennessee	10
Kentucky	9	Texas	29
Louisiana	12	Utah	5
Maryland	6	Virginia	11
Minnesota	10	Washington	7
Mississippi	6	Wisconsin	8
Missouri	10	Wyoming	1
Montana	1

Our store activity for the last five years is shown in the following table:

Year	Opened	Closed	Net Change	Year-end Stores	Relocated
2005	11	(15)	(4)	443	10
2006	4	(44)	(40)	403	6
2007	0	(134)	(134)	269	2
2008	1	(7)	(6)	263	4
2009	3	(1)	2	265	2

The Company’s 265 retail stores average 14,261 square feet and are located principally in strip shopping centers.

With the exception of one owned location, the Company’s retail stores are leased.  The original lease terms generally are ten years in length and most leases contain one or more renewal options, usually of five years in length.  During fiscal 2010, nineteen store leases are scheduled to expire.  We currently have negotiated or are in the process of negotiating renewals on certain leases.

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

Item 3. LEGAL PROCEEDINGS

On March 21, 2007, the Company and its affiliated debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. The reorganization case is being administered under the caption "In re Hancock Fabrics, Inc., et al., Case No. 07-10353 (BLS)."  On June 10, 2008, the Company filed its joint plan of reorganization (Docket No. 2746) (as modified and including all documents ancillary thereto, the “Plan”) and, thereafter, its related Court-approved notice of plan confirmation hearing.  On July 22, 2008, the Court entered an order confirming the Plan (Docket No. 2996).  On August 1, 2008, the Plan became effective (Effective Date), and the Company emerged from bankruptcy protection.

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

The Company is a party to several legal proceedings and claims in the ordinary course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, we are of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition or operating results of the Company.

Item 4.  RESERVED

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATEDSTOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter (OTC) bulletin board quotation service under the symbol HKFI.PK. Our stock is traded through broker-to-broker transactions on what is commonly referred to as “Pink Sheets.” The following table sets forth the high and low closing prices of our common stock for the year and during each quarter in 2008 and 2009, together with dividends.

			Cash
	High	Low	Dividend
2008
First Quarter	$1.46	$0.75	$-
Second Quarter	1.84	1.00	-
Third Quarter	1.85	1.10	-
Fourth Quarter	1.12	0.35	-

Year Ended
January 31, 2009	$1.85	$0.35	$-

2009
First Quarter	$1.10	$0.29	$-
Second Quarter	1.38	0.90	-
Third Quarter	1.55	1.02	-
Fourth Quarter	3.60	1.23	-

Year Ended
January 30, 2010	$3.60	$0.29	$-

As of January 30, 2010, there were 3,676 record holders of Hancock’s common stock.

The Company did not pay any cash dividends during 2009 or 2008. We have indefinitely suspended cash dividends in order to support our operational needs. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows, capital requirements, and debt covenants.

See Part III, Item 12 for a description of our securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its Common Stock during the year ended January 30, 2010:

Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased as	Number of Shares That
	Total number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans (2)	Under the Plans (2)
February 1, 2009 through
February 28, 2009	-	-	-	243,563
March 1, 2009 through
April 4, 2009	-	-	-	243,563
April 5, 2009 through
May 2, 2009	-	-	-	243,563
May 3, 2009 through
May 30, 2009	-	-	-	243,563
May 31, 2009 through
July 4, 2009	12,728	$1.01	-	243,563
July 5, 2009 through
August 1, 2009	-	-	-	243,563
August 2, 2009 through
August 29, 2009	-	-	-	243,563
August 30, 2009 through
October 3, 2009	-	-	-	243,563
October 4, 2009 through
October 31, 2009	769	1.19	16	243,547
November 1, 2009 through
November 28, 2009	-	-	-	243,547
November 29, 2009 through
January 2, 2010	-	-	-	243,547
January 3, 2010 through
January 30, 2010	32	3.37	32	243,515
Total February 1, 2009 through
January 30, 2010	13,529	$1.03	48	243,515

(1)	The number of shares purchased during the year includes 13,481 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

(2)
In June of 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,485 shares purchased under this authorization through January 30, 2010.  The shares discussed in footnote (1) are excluded from this column.  The Company did not repurchase any shares during the fiscal year ended January 30, 2010, other than insignificant odd-lot accounts.

Item 6.  SELECTED FINANCIAL DATA

Set forth below is selected financial information of the Company for each fiscal year in the 5-year period ended January 30, 2010. The Company has adjusted the previously reported 2007, 2006 and 2005 Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows, in this Annual Report on Form 10-K to reflect the change in accounting principle as described in Note 3 – “Retrospective Application of a Change in Accounting Principle” to the Company’s consolidated financial statements contained in Item 8 of this Form 10-K.The selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and notes thereto which appear elsewhere in this Form 10-K.

(dollars in thousands, except per
share data and other data)	2009	2008	2007	2006 (1)	2005

Results of Operations Data:
Sales	$274,058	$276,381	$276,247	$289,484	$299,951
Gross profit	121,717	119,579	117,580	116,966	126,501
Earnings (loss) from continuing operations
before income taxes	1,838	(12,181)	(24,309)	(32,687)	(15,615)
Earnings (loss) from discontinued operations, net of tax	150	(186)	(7,991)	(14,803)	(10,290)
Net earnings (loss)	1,788	(12,367)	(33,300)	(43,149)	(25,216)
As a percentage of sales	0.7%	(4.5)%	(12.1)%	(14.9)%	(8.4)%
As a percentage of average shareholders' equity	3.8%	(22.3)%	(42.3)%	(40.4)%	(12.9)%

Financial Position Data:
Total assets	$148,546	$164,674	$185,084	$253,918	$280,916
Capital expenditures	3,084	8,447	4,357	2,324	5,114
Long-term indebtedness	30,126	46,264	23,608	65,350	55,170
Common shareholders' equity	47,212	47,349	63,438	94,162	119,503
Current ratio	2.8	2.9	3.9	2.2	3.3

Per Share Data:
Basic earnings (loss) per share	$0.09	$(0.65)	$(1.76)	$(2.31)	$(1.36)
Diluted earnings (loss) per share	0.09	(0.65)	(1.76)	(2.31)	(1.36)
Cash dividends per share	-	-	-	-	0.18
Shareholders' equity per share	2.37	2.40	3.29	4.88	6.23

Other Data:
Number of states	37	37	37	40	43
Number of stores	265	263	269	403	443
Number of shareholders	3,676	3,785	3,843	3,889	4,170
Number of shares outstanding, net of treasury shares	19,902,148	19,716,303	19,285,235	19,311,307	19,189,025
Comparable sales change (2)	0.2%	2.5%	13.2%	(1.9)%	(6.2)%
Total selling square footage	3,036,444	3,232,194	3,297,508	4,837,091	5,278,179

(1)	Fiscal year 2006 contained 53 weeks while all other years presented contained 52 weeks.

(2)
The comparable sales increase for 2008 included a 0.4% benefit from 5 store closing events, the comparable sales increase for 2007 included a 12.7% benefit from 134 store liquidations in connection with store closing events and 2006 included a benefit of 2.7% from 42 stores liquidated. The comparable sales increase for 2009 was not affected, as we had no liquidations.

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

Overview

Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We are one of the largest fabric retailers in the United States, operating 265 stores in 37 states as of January 30, 2010.  Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects.  The stores average 14,261 total square feet, of which 11,458 are on the sales floor. During 2009, the average annual sales per store were approximately $1.0 million.

Significant financial items during fiscal 2009 include:

•	Net sales for fiscal 2009 were $274.1 million compared with $276.4 million in fiscal 2008, and comparable store sales increased 0.2% and 2.1% in 2009 and 2008, respectively.

•	Our online sales for 2009, which are included in the comparable sales above, increased 14.1% to $4.7 million.

•
Operating income increased by $4.6 million from a $3.1 million profit in 2008 to a $7.7 million profit in 2009. The 2008 operating income included a $6.2 million retirement plan curtailment gain which offset SG&A expenses.

•	Net income increased $14.2 million to $1.8 million; compared to a net loss of $12.4 million in 2008. Basic earnings per share for 2009 was $0.09 compared to a net loss per share of $0.65 for 2008.

•	Inventories were reduced by $12.2 million. Approximately $4.2 million occurred at our distribution facility and the remainder of the reduction occurring at the store level.

•	Cash totaling $23.7 million was generated from operations before reorganization activities.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Year Ended
	2009	2008	2007

Net sales (in thousands)	$274,058	$276,381	$276,247

Gross margin percentage	44.4%	43.3%	42.6%

Number of stores
Open at end of period(1)	265	263	269
Comparable stores at year end (2)	263	262	269

Sales growth
All retail outlets	(0.8)%	0.0%	(4.6)%
Comparable retail outlets (2)	0.2%	2.1%	0.5%

Total store square footage at year end (in thousands)	3,780	3,757	3,843

Net sales per total square footage	$73	$74	$72

(1)	Open store count does not include the internet store.

(2)
A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary.  In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable sales. The comparable sales increase for 2009 was not impacted by liquidations. The comparable sales increase for 2008 excluded a 0.4% benefit from liquidation sales and 2007 excluded a 12.7% benefit from 134 store liquidations in connection with store closing events.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of sales.  This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Fiscal Year

	2009	2008	2007
Sales	100.0%	100.0%	100.0%
Cost of goods sold	55.6	56.7	57.4
Gross profit	44.4	43.3	42.6
Selling, general and administrative expense	40.0	40.6	42.6
Depreciation and amortization	1.6	1.6	1.4
Operating income (loss)	2.8	1.1	(1.4)
Reorganization expense, net	0.3	3.0	5.4
Interest expense, net	1.9	2.5	1.9
Income (loss) from continuing operations before income taxes	0.6	(4.4)	(8.7)
Income taxes	(0.1)	-	(0.4)
Income (loss) from discontinued operations	0.1	(0.1)	(2.9)
Net income (loss)	0.6%	(4.5)%	(12.0)%

Net Sales

	Year Ended
(in thousands)	January 30,	January 31,	February 2,
	2010	2009	2008

Retail comparable store base	$266,246	$266,200	$261,435
New stores	2,035	527	1,014
Closed stores	1,032	5,495	10,412
E-Commerce	4,745	4,159	3,386

Total net sales	$274,058	$276,381	$276,247

The retail comparable store base above consists of the stores which were included in the comparable sales computation. Retail comparable store sales were flat in 2009 compared to an increase of 1.8% in fiscal 2008 and an increase of 1.2% in fiscal 2007. These results were driven by a 2.7% decrease and 1.4% increase in average ticket and a 3.08% increase and a 0.7% decrease in transactions in fiscal 2009 and 2008, respectively.

All three years presented include stores which were closed during the year but did not qualify for discontinued operations.  One, seven, and ten stores were closed in 2009, 2008, and 2007, respectively, which did not qualify as discontinued operations.

The Company launched a new e-commerce platform in August 2008 which has provided a considerable increase in our e-commerce business.  Sales increased by 14.1% in fiscal 2009 and 22.8% in fiscal 2008.

Our merchandise mix has remained relatively constant over the last three years, as reflected in the table below:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Apparel Fabrics	28%	30%	30%
Home Decorating	20%	22%	24%
Quilting/Craft	24%	25%	23%
Notions and Accessories	28%	23%	23%
	100%	100%	100%

We are constantly making adjustments to our merchandise mix based on anticipated consumer demand and current sales trends. Home decorating continues to decline as economic difficulties continue to limit the amount of discretionary income available to purchase higher ticket fabrics required for decorating. This revenue mix is expected to continue to shift to notions and accessories.

Gross Margin

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold over the previous three years are as follows:

(in thousands)	2009	% of Sales	2008	% of Sales	2007	% of Sales

Total net sales	$274,058	100.0%	$276,381	100.0%	$276,247	100.0%

Merchandise cost	$129,726	47.3%	$134,156	48.5%	$138,375	50.1%
Freight	7,883	2.9%	9,299	3.4%	9,725	3.5%
Sourcing and warehousing	14,732	5.4%	13,347	4.8%	10,567	3.8%

Gross Profit	$121,717	44.4%	$119,579	43.3%	$117,580	42.6%

We have seen reductions of 120 and 160 basis points in the direct cost of merchandise during 2009 and 2008, respectively.  This is a result of increasing the amount of product sourced from overseas while continually expanding our vendor network domestically.

We have been successful at improving the efficiency of our shipping process and believe freight costs will not return to prior year levels unless fuel costs increase significantly.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period and the rate at which inventory turns.   These costs declined significantly in 2007 due to the significant reduction in receipts as the Company completed the closure of 134 stores and experienced supply chain interruptions due to the bankruptcy proceedings.  In 2008 and 2009, these costs returned to more normalized levels, but the amount charged to cost of sales increased as improvements in inventory turns resulted in less costs being capitalized in inventory at year end.

In total, our operational initiatives have resulted in an increase in gross margin of 110 basis points over 2008 and 180 basis points over 2007 levels.

Sales, General & Administrative Expenses

Sales, general & administrative expenses include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of sales, general & administrative expenses over the past three years include:

(in thousands)	2009	% of Sales	2008	% of Sales	2007	% of Sales

Retail store labor costs	$41,429	15.1%	$43,679	15.8%	$44,703	16.2%
Advertising	10,016	3.7%	9,741	3.5%	12,060	4.4%
Store occupancy	29,363	10.7%	29,145	10.5%	28,271	10.2%
Retail SG&A	19,474	7.1%	21,633	7.9%	22,165	8.0%
Corp SG&A	9,399	3.4%	7,908	2.9%	10,616	3.8%

Total SG&A	$109,681	40.0%	$112,106	40.6%	$117,815	42.6%

Retail Store Labor Costs – The Company continued to achieve greater savings in store labor costs during 2009 implementing additional corporate oversight of labor scheduling as well as leveraging our technology investment in store infrastructure.

The reduction in store labor for 2008 over 2007 was driven by the conversion of the majority of our store associates to part-time with limited benefits.

Advertising – Our advertising program shifted in 2008 to predominately direct mail and newspaper inserts.  Prior to 2008, a significant amount was spent on newspaper print advertising and television.  As expected, the 2009 levels of advertising costs normalized and is comparable to 2008.

Store Occupancy – These costs are driven by the long term leases we enter into with the ownership of our retail locations. The marginal increases in 2008 and 2009 were the result of renewals of leases already in place.  We are optimistic that these costs will not substantially increase going forward given the current weakness in the commercial real estate market and beneficial modifications to thirty percent of our existing leases.

Retail SG&A – The reductions achieved in 2009 in relation to 2008 consisted of a reduction in utility expenses and reduced store maintenance related cost which resulted from expense control initiatives. Self-insured insurance claims declined significantly in 2008 compared to 2007 as the claims lag for claims related to the larger store base in place in early 2007, expired.  These savings constituted the majority of the savings in 2008.

Corporate SG&A – Our increase in 2009 expense over 2008 resulted from the retirement plan curtailment gain of $6.2 million recorded in 2008 being offset by a reduction in professional fees, the absence of an impairment charge in 2009, and a gain from the settlement of bankruptcy related claims. The remainder can be attributed to administrative cost savings initiatives implemented early in 2009.

The significant reduction in 2008 corporate costs compared to 2007 was due to a retirement plan curtailment gain of $6.2 million.  This gain was partially offset by additional impairment expense, administrative costs, and a $1.5 million reduction of asset disposal gains over 2007.

Reorganization Expenses, Net

(in thousands)	2009	% of Sales	2008	% of Sales	2007	% of Sales

Reorganziation expense, net	$755	0.3%	$8,207	3.0%	$14,939	5.4%

Reorganization expenses are comprised of the cost of professional fees associated with our bankruptcy proceedings.  These costs were significant during the initial period of filing for bankruptcy protection during fiscal 2007 and during the time of emergence in 2008.  There are limited bankruptcy issues remaining and these costs should be insignificant and end in fiscal 2010.

Interest Expense, Net

(in thousands)	2009	% of Sales	2008	% of Sales	2007	% of Sales

Interest expense, net	$5,114	1.9%	$7,038	2.5%	$5,320	1.9%

The Company’s interest costs are driven by borrowings on our credit facilities.  Our current credit facilities consist of both an asset based facility and a subordinated debt facility. In general, between 2009 and 2008 total debt levels decreased and interest rates remained relatively unchanged.  Interest expense for fiscal 2009 includes non-cash items of $2.3 million for bond discount amortization costs and $0.7 million of interest paid with the issuance of additional notes. Interest expense for fiscal 2008 includes $2.2 million of interest costs associated with the payment of bankruptcy claims, $1.2 million of bond discount amortization costs and $0.9 million from the issuance of additional notes. Interest expense was reduced by $1.0 million, as a result of interest income received from the IRS associated with a tax refund.  Excluding these non-recurring and non-cash items, interest expense for 2009 was $2.1 million or 0.8% of sales and $3.7 million or 1.3% of sales for 2008.

Income Taxes

(in thousands)	2009	% of Sales	2008	% of Sales	2007	% of Sales

Income taxes	$200	0.1%	$-	0.0%	$1,000	0.4%

Income taxes for 2009 consist of Federal Alternative Minimum Tax (AMT). All tax related items are fully reserved with a valuation allowance. No income tax expense or benefit was recognized during 2008 due to the Company’s substantial losses available to offset any taxable income and the recent loss incurred in 2008. The expense recognized in 2007 reflects the balance of a settlement agreement with the state of Mississippi.

For 2010, the Company expects to record income tax expense related to the Federal AMT, but does not anticipate recognizing any tax expense or benefit related to deferred tax items.

Income (loss) from Discontinued Operations

(in thousands)	2009	% of Sales	2008	% of Sales	2007	% of Sales

Income (loss) from discountinued operations	$150	0.1%	$(186)	(0.1)%	$(7,991)	(2.9)%

Discontinued operations relates to the 26 stores closed in 2006 and 124 stores closed in 2007 which qualified as discontinued operations.  All of these store closures were part of a reorganization plan implemented prior to seeking bankruptcy protection. The income recognized in 2009 resulted from the settlement of bankruptcy claims for less than the amount reserved.

Liquidity and Capital Resources

Hancock's primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility.  Funds for such purposes have historically been generated from Hancock's operations, short-term trade credit in the form of extended payment terms for inventory purchases extended by suppliers, and borrowings from commercial lenders.

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

Hancock’s cash flow related information as of and for the past three fiscal years follows (dollars in thousands):

	2009	2008	2007

Net cash flows provided (used):
Operating activites	$22,976	$16,992	$37,689
Investing activities	(3,016)	(8,311)	(253)
Financing activites	(19,805)	(8,623)	(37,655)

Operating Activities

In fiscal 2009, net cash inflows provided by operating activities increased by $6.0 million compared to fiscal 2008.  This increase was the net result from improved net income, a reduction in inventory and an increase in retirement related liabilities, being offset by the one-time payment of interest on bankruptcy claims, reduced reorganization expenses, the income tax refund received in 2008 and a reduction in accounts payable.

For fiscal 2008 net cash inflows provided by operating activities declined by $20.7 million from the prior year. This decrease was primarily the result of the significant liquidations in 2007 which generated $54.0 million of cash from inventory reductions as compared to $9.7 million in 2008.  Excluding the impact of inventory reductions, net cash provided by operating activities increased by $16.8 million primarily due to a reduced net loss, increased vendor payable support and a significant income tax refund.

The 12.2% decrease in our inventory from year-end 2008 to 2009 was primarily driven by a 9.7% reduction in the average inventory per store, with the remainder occurring at the distribution center. We believe additional inventory reductions can be obtained as we refine our supply chain management systems, but this additional efficiency may not occur in the near-term due to the addition of new product lines in 2010.

Accounts payable, at year-end 2009, decreased $3.6 million from year-end 2008.  Accounts payable as a percent of inventory was 20.4% at year-end 2009, compared to 20.6% at year-end 2008.

An income tax refund in the amount of $8.1 million was received in 2008 in addition to the $2.0 million received in 2007. There are no additional tax refunds available to the Company related to net operating loss carrybacks.

The Company also recognized a curtailment gain of $6.2 million in 2008. The gain realized in 2008 was driven by amendments to our post retirement plans. The Company did not recognize a curtailment credit in 2009 and does not anticipate one in 2010.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.

Capital expenditures during 2009 consisted primarily of store remodels and technology enhancements.  These activities totaled approximately $3.1 million for the year.

Capital expenditures during 2008 consisted mostly of store remodels and relocations.  Total capital expenditures were approximately $8.4 million for the year including $7.0 million relating to store remodels and relocations.  The remaining amounts were utilized for additional information technology enhancements and general replacements in our distribution center and corporate office.

Capital expenditures during 2007 included expenditures for the development and opening of six remodeled prototype stores and system upgrades. These expenditures were substantially offset by sales of real property and fixtures from store closures.

Management expects 2010 capital expenditures to range from $5.0 million to $8.0 million. The larger items include capital spending for technology, new stores and relocations, and fixtures for new products.

Financing Activities

During 2009 the Company used $19.1 million generated from operating activities to reduce the outstanding revolver balance and pay $0.8 million of pre-petition obligations.

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

As of January 30, 2010, the Company had outstanding borrowings under the Revolver of $13.6 million and outstanding letters of credit of $6.0 million.  Additional amounts available to borrow at that time were $42.9 million.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters was paid by issuing $1.6 million of additional notes.  The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Purchasers of the Notes received a detachable warrant to purchase a total of 9.5 million shares of common stock. The warrants were valued at $11.7 million at the time of issuance and were recorded as a discount on notes payable under “Long term debt obligations.”  As of January 30, 2010, the Note balance was $21.6 million and the warrant discount on Notes Payable was $8.2 million.

Since the Effective Date through January 30, 2010, the Company’s gross debt plus pre-petition obligations has decreased by approximately $44.9 million.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 30, 2010. Note references refer to the applicable footnotes to the accompanying Consolidated Financial Statements contained in Item 8 of this report:

Contractual Obligations (in thousands)
			Less			More
	Note		than 1	1-3	4-5	than 5
	Reference	Total	Year	Years	Years	Years

Long-term debt (1)	8	$26,942	$-	$-	$26,942	$-
Minimum lease payments (2)	9	84,903	20,324	32,564	16,876	15,139
Standby letters of credit for insurance	8	5,857	5,857	-	-	-
Capital lease obligations (3)	9	4,774	461	938	944	2,431
Trade letters of credit		119	119	-	-	-
Purchase obligations		21,309	21,309	-	-	-
Total		$143,904	$48,070	$33,502	$44,762	$17,570

(1)
The calculation of interest on the Revolver and the Notes is dependent on the average borrowings during the year and a variable interest rate. The interest rates on the Revolver and the Notes were approximately 2.7% and 4.8%, respectively, at January 30, 2010.  Interest payments are excluded from the table because of their subjectivity and the estimation required.

(2)
Our aggregate minimum lease payments represent operating lease commitments, which generally include non-cancelable leases for property used in our operations.  Contingent rent in addition to minimum rent, which is typically based on a percentage of sales is not reflected in the minimum lease payment totals.  Minimum payments are reflected net of expected sublease income.

(3)	Capital lease obligations include related interest.

Postretirement benefits other than pensions, SERP funding obligations, defined benefit plan contributions, store closing reserves, asset retirement obligations, anticipated capital expenditures, amounts included in other noncurrent liabilities for workers’ compensation and deferred compensation have been excluded from the contractual obligations table because of the unknown variables required to determine specific payment amounts and dates.

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

Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), FASB ASC 852, “Reorganizations”, (“ASC 852”), provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance for the fiscal years ended January 31, 2009 and January 30, 2010.  Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan; therefore remaining claims are presented as other pre-petition obligations  (See Note 2 to the accompanying Consolidated Financial Statements). Financial statement preparation and presentation is in accordance with ASC 852.

Hancock believes that estimates related to the following areas involve a higher degree of judgment and/or complexity:

Inventories. The Company values inventory using the lower of weighted average cost or market method. Market price is generally based on the current selling price of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records a reserve to reduce the carrying value to its market price, as necessary. Historically, the Company has rarely experienced significant occurrences of obsolescence or slow moving inventory. However, future changes such as customer merchandise preference, changing weather patterns, or business trends could cause the Company’s inventory to be exposed to obsolescence or slow moving merchandise. As of January 30, 2010, the Company had recorded reserves totaling $0.7 million.

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

As with other retailers, it is not practical to perform physical inventory counts for all stores on the last day of a period.  Therefore, certain assumptions must be made in order to record cost of sales for the period of time from each store's most recent physical count to the end of the period.  For the periods between the date of the last physical count and the end of the applicable reporting period, the Company includes these assumptions as it records cost of goods sold, including certain estimates for shrinkage of inventory due to theft, miscuts of fabric and other matters.  These estimates are based on previous experience and could fluctuate from period to period and from actual results at the date of the next physical inventory count.

The Company capitalizes costs related to the sourcing and warehousing of inventory as well as freight, duties and fees related to import purchases of inventory as a component of inventory each period.   In determining the amount of costs to be allocated to inventory each period, the Company must estimate the amount of costs related to the inventory, based on inventory turnover ratios and the ratio of inventory flowing through the warehouse.   Changes in these estimates from period-to-period could significantly change the reported amounts for inventory and cost of goods sold.

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

Valuation of Long-Lived Assets.  Hancock reviews the net realizable value of long-lived assets at the individual store level whenever events or changes in circumstances indicate impairment testing is warranted. If the undiscounted cash flows are less than the carrying value, fair values based on the discounted cash flows of the estimated liquidation proceeds are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. During 2009, the Company determined there were no events that indicate the need for impairment testing and no impairment expense was recognized.

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

Revenue Recognition.  Sales are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise.  The Company allows customers to return merchandise under most circumstances.  The reserve for returns was $109,000 at January 30, 2010, and $126,000 at January 31, 2009, and is included in accrued liabilities in the accompanying consolidated balance sheet.  The reserve is estimated based on the Company’s prior experience of returns made by customers after period end.

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

Store Closing Reserves.  Store closing reserves include estimates of net lease obligations and other store closing costs.  Hancock recognizes store closing reserves at fair value in the period that the store ceases to operate and a liability has been incurred in accordance with the provisions of ASC 420, “Exit or Disposal Cost Obligations”, (“ASC 420”).  In determining fair value, the Company considers the contractual obligation of the lease less any estimated amounts of future sublease receipts which are estimated at the time of closure and revised to reflect actual or revised estimates of the future receipts.  Adjustments to store closing reserves are made, as necessary, in the period that events or circumstances requiring such reserve adjustments occur, which may vary significantly from period to period based on actual results.

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

Pension and Postretirement Benefit Obligations.  The value of assets and liabilities associated with pension and postretirement benefits is determined on an actuarial basis.  These values are affected by the fair value of plan assets, estimates of the expected return on plan assets, assumed discount rates and estimated future compensation increases.  Hancock determines the discount rates primarily based on the rates of high quality, fixed income investments.  Actual changes in the fair value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate used affect the amount of pension expense recognized. Due to the freezing of the retirement plan and changes made to the postretirement benefit plan during 2008, the Company recorded curtailment income of $6.2 million for the year.  The net pension and post retirement expense for 2010 is expected to decrease by an estimated $1.1 million compared to 2009 net expense of $2.3 million.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage	One-Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest costs	$10	$(9)
Effect on postretirement benefit obligation	$84	$(76)

Our pension and postretirement plans are further described in Note 14 to the accompanying Consolidated Financial Statements.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test goodwill for impairment. First, the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Each of the 35 remaining stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. The Company performed an evaluation of goodwill in 2009 which did not result in impairment charges being recorded. The Company made this determination by estimating the fair value of the related reporting units using the present value of the related estimated cash flows. Additional impairment charges may be required in the future based on changes in the fair value of reporting units and the annual goodwill impairment evaluation performed in the fourth quarter of each fiscal year and updated when events arise indicating potential impairment. Prior to the implementation of ASC 350, “Intangibles-Goodwill and Other”, (“ASC 350”) in fiscal year 2002, the Company amortized goodwill. Accordingly, goodwill is presented net of accumulated amortization of $1.0 million.

Deferred Income Taxes.  The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  The Company then evaluates the net deferred tax asset, if any, for realization.  Unless the Company determines that realization is “more likely than not”, a valuation allowance against the net deferred tax asset is established through a provision to income tax expense or in some cases other comprehensive income (loss). Accordingly, the Company may be limited in its ability to recognize future benefits related to operating losses; however, if the Company creates taxable income in the future, the Company may be able to reverse the valuation allowances resulting in a decrease in income tax expense or other comprehensive income (loss).

At the present time, the Company does not anticipate recognizing any portion of its deferred income tax benefit in fiscal year 2010.

Deferred taxes are summarized in Note 10 to the accompanying Consolidated Financial Statements.

Stock-based Compensation. Beginning in fiscal year 2006, the Company adopted ASC 718, Compensation-Stock Compensation, (“ASC 718”) and began expensing the remaining portion of the fair value for any unvested stock options over the remaining service (vesting) period, which resulted in $275,000 and $203,000 of additional stock compensation expense during 2009 and 2008, respectively. The amounts of future stock compensation expense may vary based on the types of awards, vesting periods, estimated fair values of the awards using various assumptions regarding future dividends, interest rates and volatility of the trading prices of the Company’s stock.

Related Party Transactions

As part of the Company’s issuance of Notes on August 1, 2008 and in connection with the Company’s reorganization, certain members of the Official Committee of Equity Holders of Hancock Fabrics, Inc. (the “Equity Committee”) who were “related persons” as defined in Item 404 of Regulation S-K, participated in a Backstop Arrangement (“Backstop”) in which each party agreed to purchase all of the Notes not purchased by other purchasers during the offering. The Backstop provided for an additional 3,750 warrants to purchase the Company’s common stock to be issued to each participant. The related parties purchased approximately $18.0 million of the $20.0 million dollar Note offering. The related parties’ debt is subordinate to the Company’s revolving credit facility. See Note 18 in the accompanying Consolidated Financial Statements for details regarding each related party Equity Committee member’s participation in the Backstop. The Company has no other balances with any other related parties, nor has it had any other material transactions with related parties during the fiscal years 2009, 2008 or 2007.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 4 - Summary of Accounting Policies in the Notes to the Consolidated Financial Statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not hold derivative financial or commodity instruments at January 30, 2010.

Interest Rate Risk

The Company is exposed to financial market risks, including changes in interest rates. At the Company's option, all loans under the Revolver bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of January 30, 2010, the Company had borrowings outstanding of approximately $13.6 million under the Revolver.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $136,000, assuming borrowings under the Revolver of $13.6 million as existed at January 30, 2010.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters was paid by the issuance of additional notes at a rate equal to LIBOR plus 5.50%. The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Purchasers of the Notes also received a detachable warrant to purchase shares of common stock.  These warrants representing 9.5 million shares were issued in conjunction with the Notes, and are exercisable upon the date of issuance (August 1, 2008) for $1.12 per share and terminate five years from the anniversary date of issuance (August 1, 2013).  The warrants were valued at $11.7 million using the Black-Scholes option pricing model and were recorded as a discount on notes payable and will be amortized to interest expense through the maturity date of the Notes.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase $216,000, assuming borrowings under the Notes of $21.6 million as existed at January 30, 2010.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, fluctuations in the valuation of the dollar against other currencies will affect product costs. No significant impact was experienced on 2009 results.  As of January 30, 2010, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

Hancock Fabrics, Inc.
Consolidated Balance Sheets

January 30, 2010 and January 31, 2009
(in thousands, except for share and per share amounts)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,493	$2,338
Receivables, less allowance for doubtful accounts	3,469	3,380
Inventories, net	91,495	104,156
Prepaid expenses	1,485	1,735
Total current assets	98,942	111,609

Property and equipment, net	41,687	45,039
Goodwill	3,210	3,210
Other assets	4,707	4,816
Total assets	$148,546	$164,674

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,638	$21,437
Accrued liabilities	15,113	14,813
Other pre-petition obligations	1,193	2,796
Total current liabilities	34,944	39,046

Long-term debt obligations	26,942	42,977
Capital lease obligations	3,184	3,287
Postretirement benefits other than pensions	2,150	2,211
Pension and SERP liabilities	27,017	21,706
Other liabilities	7,097	8,098
Total liabilities	101,334	117,325

Commitments and contingencies (See Notes 9 and 15)

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 33,283,944 and 33,084,570 issued and 19,902,148 and 19,716,303 outstanding, respectively	333	331
Additional paid-in capital	89,128	88,017
Retained earnings	126,695	124,907
Treasury stock, at cost, 13,381,796 and 13,368,267 shares held, respectively	(153,698)	(153,684)
Accumulated other comprehensive loss	(15,246)	(12,222)
Total shareholders' equity	47,212	47,349
Total liabilities and shareholders' equity	$148,546	$164,674

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Operations

Years Ended January 30, 2010, January 31, 2009, and February 2, 2008
(in thousands, except per share amounts)	2009	2008	2007

Sales	$274,058	$276,381	$276,247
Cost of goods sold	152,341	156,802	158,667

Gross profit	121,717	119,579	117,580

Selling, general and administrative expenses	109,681	112,106	117,815
Depreciation and amortization	4,329	4,409	3,815

Operating income (loss)	7,707	3,064	(4,050)

Reorganization expense, net	755	8,207	14,939
Interest expense, net	5,114	7,038	5,320

Earnings (loss) from continuing operations before income taxes	1,838	(12,181)	(24,309)
Income taxes	200	-	1,000

Earnings (loss) from continuing operations	1,638	(12,181)	(25,309)
Earnings (loss) from discontinued operations (net of taxes of $0, $0, and $0)	150	(186)	(7,991)

Net earnings (loss)	$1,788	$(12,367)	$(33,300)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.08	$(0.64)	$(1.34)
Earnings (loss) from discontinued operations	0.01	(0.01)	(0.42)
Net earnings (loss)	$0.09	$(0.65)	$(1.76)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.08	$(0.64)	$(1.34)
Earnings (loss) from discontinued operations	0.01	(0.01)	(0.42)
Net earnings (loss)	$0.09	$(0.65)	$(1.76)

Weighted average shares outstanding
Basic	19,349	19,078	18,895
Diluted	20,925	19,078	18,895

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Shareholders' Equity

Years Ended January 30, 2010, January 31, 2009, and February 2, 2008
(in thousands, except number of shares)

			Additional			Accumulated Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
Balance February 3, 2007	32,597,613	326	73,948	(13,286,306)	(153,545)	2,798	170,635	$94,162
Comprehensive loss:
Net loss							(33,300)	(33,300)
Benefit plans, net of taxes of $0						1,277		1,277
Total comprehensive loss								(32,023)
Issuance of restricted stock	58,000							-
Cancellation of restricted stock	(85,350)							-
Stock compensation expense			1,307					1,307
Issuance of shares under directors' stock plan	31,220		69					69
Purchases of treasury stock				(29,942)	(77)			(77)
Balance February 2, 2008	32,601,483	326	75,324	(13,316,248)	(153,622)	4,075	137,335	63,438
Comprehensive loss:
Net loss							(12,367)	(12,367)
FAS 158 measurement date adjustment							(61)	(61)
Benefit plans, net of taxes of $0						(16,297)		(16,297)
Total comprehensive loss								(28,725)
Issuance of restricted stock	377,500	4	(4)					-
Cancellation of restricted stock	(28,000)		-					-
Stock compensation expense			894					894
Warrants issued with notes			11,685					11,685
Warrants exercised	14,400		16					16
Issuance of shares for Directors' fees	119,187	1	(1)					-
Amortization of Directors' fees			103					103
Purchases of treasury stock				(52,019)	(62)			(62)
Balance January 31, 2009	33,084,570	$331	$88,017	(13,368,267)	$(153,684)	$(12,222)	$124,907	47,349
Comprehensive loss:
Net earnings							1,788	1,788
Benefit plans, net of taxes of $0						(3,024)		(3,024)
Total comprehensive loss								(1,236)
Stock options exercised	91,874	1	144					145
Issuance of restricted stock	161,000	2	(2)					-
Cancellation of restricted stock	(53,500)	(1)						(1)
Stock compensation expense			866					866
Issuance of shares for Directors' fees								-
Amortization of Directors' fees			103					103
Purchases of treasury stock				(13,529)	(14)			(14)
Balance January 30, 2010	33,283,944	$333	$89,128	(13,381,796)	$(153,698)	$(15,246)	$126,695	$47,212

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows

Years Ended January 30, 2010, January 31, 2009, and February 2, 2008
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,788	$(12,367)	$(33,300)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	6,619	6,630	7,122
Amortization of deferred loan costs	247	533	2,153
Amortization of note discount	2,331	1,178	-
Interest on Pre-Petition Obligations	-	2,219	-
Interest paid-in-kind on Notes	694	859	-
Stock compensation expense, including director's fees paid with shares	968	997	1,376
Reserve for store closings charges, including interest expense	(90)	(1,833)	3,532
Impairment on property and equipment, goodwill, and other assets	-	702	270
(Gain) loss on disposition of property and equipment	(8)	196	(998)
Reorganization expense, net	755	8,207	14,939
(Increase) decrease in assets
Receivables and prepaid expenses	152	1,142	(1,199)
Inventories	12,187	9,691	54,019
Income tax refundable	-	8,118	1,987
Other assets	(138)	2,941	(1,622)
Increase (decrease) in liabilities
Accounts payable	(3,559)	2,494	11,027
Accrued liabilities	322	442	(4,377)
Postretirement benefits other than pensions	(953)	(6,682)	(3,073)
Long-term pension and SERP liabilities	3,179	493	936
Other liabilities	(784)	(1,520)	(861)
Net cash provided by operating activities before reorganization activities	23,710	24,440	51,931
Net cash used for reorganization activites	(734)	(7,448)	(14,242)
Net cash provided by operating activities	22,976	16,992	37,689
Cash flows from investing activities:
Additions to property and equipment	(3,084)	(8,447)	(4,357)
Proceeds from the disposition of property and equipment	68	136	4,104
Net cash used in investing activities	(3,016)	(8,311)	(253)
Cash flows from financing activities:
Net (payments) borrowings on revolving credit facility	(19,060)	29,017	(59,584)
Net borrowings on DIP Facility and other loan agreement	-	-	23,608
Payments for loan costs	-	(1,202)	(1,523)
Payments for Pre-Petition Obligations	(786)	(36,325)	-
Net receipts (payments) for other financing activities	41	(113)	(156)
Net cash used in financing activities	(19,805)	(8,623)	(37,655)
Increase (decrease) in cash and cash equivalents	155	58	(219)
Cash and cash equivalents:
Beginning of period	2,338	2,280	2,499
End of period	$2,493	$2,338	$2,280
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,508	$3,081	$1,990
Income taxes	73	1,500	-
Non-cash activities:
Warrants issued with notes	-	11,685	-
Non-cash change in funded status of benefit plans	(3,024)	(16,358)	1,277
Decrease in capital lease obligations	(103)	(78)	(2,401)
Issuance of restricted stock	200	760	90
Cancellation of restricted stock	(91)	(108)	(772)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  As of January 30, 2010, Hancock operated 265 stores in 37 states and an internet store under the domain name hancockfabrics.com.  Hancock conducts business in one operating business segment.

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

Accounting Impact

Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), ASC 852, “Reorganizations”, (“ASC 852”), provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance was implemented in the accompanying consolidated financial statements. Under this guidance, the Company was not required to adopt the “fresh-start reporting” provisions of ASC 852 upon emergence from bankruptcy. Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan. As such, prepetition liabilities after the Effective Date are presented as other pre-petition obligations.

Subsequent Distribution

During the fifty-two weeks ended January 30, 2010, the Company made cash distributions to creditors for allowed claim amounts totaling approximately $0.8 million, which was funded from the revolving line of credit (See Note 8). There are approximately $1.2 million of pre-petition obligations as of January 30, 2010 that have not been resolved.

(in thousands)	January 30,	January 31,
	2010	2009
Real estate claims	$468	$1,473
Unfunded claims (1)	-	598
Professional fee claim	725	725
Total pre-petition obligations	$1,193	$2,796

(1) Amount represents claim checks that have been issued but remain outstanding as of year-end.

Note 3 – Retrospective Application of a Change in Accounting Principle

During the fourth quarter of 2008, the Company elected to change its method of valuing inventory to the weighted average cost (“WAC”) method, whereas in all prior years inventory was valued using the last-in, first-out (LIFO) method.  The Company has determined that the WAC method of accounting for inventory is preferable as the method better reflects our inventory at current costs and enhances the comparability of our financial statements by changing to the predominant method utilized in our industry. The Company has applied this change retrospectively to the consolidated financial statements for the years 2008 and 2007 as defined within ASC 250, Accounting Changes and Error Corrections. The effect of the change on the previously reported Consolidated Statement of Operations is reflected in the table below (in thousands):

(in thousands, except per share data)	2007		2007
	As restated	LIFO Adjustment	As previously reported

Cost of goods sold	$158,667	$1,050	$157,617
Gross profit	117,580	(1,050)	118,630
Operating loss	(4,050)	(1,050)	(3,000)

Loss from continuing operations	(25,309)	(1,050)	(24,259)
Loss from discontinued operations	(7,991)	(4,268)	(3,723)

Net loss before cumulative effect of change in accounting principle	$(33,300)	$(5,318)	$(27,982)

Basic and diluted loss per share:
Loss from continuing operations	$(1.34)		$(1.28)
Loss from discontinued operations	(0.42)		(0.20)
Net loss	$(1.76)		$(1.48)

Retained earnings, end of period	$137,335	$36,382	$100,953

Weighted average shares outstanding, basic and diluted	18,895		18,895

The retained earnings at the beginning of fiscal 2007 were $128,935, as previously reported, and was adjusted by $41,700 for the LIFO adjustment to $170,635.

Note 4 - Summary of Significant Accounting Policies and Basis of Accounting

Consolidated Financial Statements include the accounts of Hancock and its wholly owned subsidiaries.  All inter-company accounts and transactions are eliminated. The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31.  Fiscal years 2009, 2008 and 2007, as used herein, refer to the years ended January 30, 2010, January 31, 2009, and February 2, 2008, respectively.  The fiscal years 2009, 2008 and 2007 contained 52 weeks.

Financial Statement presentation is in accordance with FASB ASC 852, “Reorganizations”, which provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance for the fiscal years ended January 30, 2010 and January 31, 2009.  Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan.  As such, prepetition liabilities after the Effective Date are no longer presented as subject to compromise (See Note 2 to the accompanying Consolidated Financial Statements).

Discontinued operations are presented and accounted for in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, (“ASC 360”).  When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction. In determining whether elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur), the Company considers the generation of (or expected generation of) continuing cash flows. Actual or expected continuing cash inflows or outflows result from activities involving the Company and the component. The effect the existence of any continuing cash flows has on the classification of the component as discontinued operations hinges on whether those continuing cash flows are direct or indirect. Both the significance and nature of the continuing cash flows factor into our direct/indirect determination.  Direct continuing cash flows exist if there has been a significant migration of revenues (cash inflows) or costs (cash outflows) from the component to the Company. Also, direct continuing cash flows exist if significant cash inflows or outflows result from the continuation of activities between the entity and the component.  When determining the significance of: (a) revenues (cash inflows) or costs (cash outflows) resulting from migration and (b) cash inflows or outflows resulting from the continuation of activities, the Company considers the cash inflows and outflows that would have been expected if the disposal did not take place and the cash inflows and outflows that are expected after the disposal takes place.

The 2009 earnings from discontinued operations results from the settlement of bankruptcy claims on stores that closed in prior years which qualified for discontinued operations under the requirements of ASC 360.  We have not allocated interest expense to discontinued operations.

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

Revenue recognition occurs at the time of sale of merchandise to Hancock’s customers, in compliance with ASC 605-10-S99-1, “Revenue Recognition”.  Sales include the sale of merchandise at the Company’s retail stores and internet store, net of sales taxes collected.  The Company allows customers to return merchandise under most circumstances.  The reserve for returns was $109,000 at January 30, 2010, and $126,000 at January 31, 2009, and is included in accrued liabilities in the accompanying consolidated balance sheets.  The reserve is estimated based on the Company’s prior experience of returns made by customers after period end of merchandise sold prior to period end.

Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company escheats a portion of unredeemed gift cards according to Delaware escheatment requirements that govern remittance of the cost of the merchandise portion of unredeemed gift cards over five years old. After reflecting the amount to be escheated, any remaining liability after 60 months (referred to as breakage) is relieved and recognized as a reduction of SG&A expenses as an offset to the costs of administering the gift card program. The liability for gift cards is recorded in accrued liabilities on the Consolidated Balance Sheets and was $1.3 million and $1.7 million at January 30, 2010 and January 31, 2009, respectively.

Cost of goods sold includes merchandise, freight, and sourcing and warehousing costs.

Cash and cash equivalents include cash on hand, amounts due from banks, and overnight repurchase agreements, if any, having original maturities of three months or less, and are reflected as such for purposes of reporting cash flows.

Receivables include amounts due from customers for the sale of merchandise and for receivables from financial institutions for credit card payments received for the sale of merchandise.  Receivables are stated net of the allowance for doubtful accounts, which totaled $0 as of January 30, 2010 and January 31, 2009.  Bad debt expense is included in selling, general and administrative expenses and was insignificant in years 2009, 2008 and 2007.  Generally, past due receivables are charged interest and accounts are charged off against the allowance for doubtful accounts when deemed uncollectible.

Inventories consist of fabrics, sewing notions, and patterns held for sale and are stated at the lower of cost or market; cost is determined by the weighted average cost method.  The costs related to sourcing  and warehousing  as well as freight, duties, and fees related to purchases of inventories are capitalized into ending inventory, with the net change recorded as a component of costs of goods sold.  At January 30, 2010 and January 31, 2009, inventories included such capitalized costs for sourcing and warehousing totaling $8.6 million and $9.6 million, respectively.   During fiscal 2009, 2008 and 2007, the Company included in cost of goods sold $12.4 million, $11.8 million and $11.3 million, respectively, related to sourcing and warehousing costs, and $2.3 million, $2.3 million and $2.9 million, respectively, related to depreciation and amortization expense.

Hancock provides for slow-moving or obsolete inventories throughout the year by marking down impacted inventory to its net realizable value.  In addition, Hancock records specific reserves when necessary to the extent that markdowns have not yet been reflected.  At January 30, 2010, and January 31, 2009, the amount of such reserves totaled $0.7 million and $434,000, respectively.

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

Store Closing Reserves.  Store closing reserves include estimates of net lease obligations and other store closing costs.  Hancock recognizes store closing reserves at fair value in the period that the store ceases to operate and a liability has been incurred in accordance with the provisions of ASC 420, “Exit or Disposal Cost Obligations”.  In determining fair value, the Company considers the contractual obligation of the lease less any estimated amounts of future sublease receipts which are estimated at the time of closure and revised to reflect actual or revised estimates of the future receipts.  Adjustments to store closing reserves are made, as necessary, in the period that events or circumstances requiring such reserve adjustments occur, which may vary significantly from period to period based on actual results.

Long-lived asset impairment is assessed when events or changes in circumstances indicate impairment testing is warranted.  The assessment is performed at the individual store level by comparing the carrying value of the assets with their estimated future undiscounted cash flows in accordance with ASC 360, “Property, Plant and Equipment”.  If the undiscounted cash flows are less than the carrying value, the discounted cash flows or comparable fair values are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period.  Fair values are estimated based on the discounted cash flows from the proceeds from the estimated liquidation values of the assets. During 2009, the Company determined there were no events that indicate the need for impairment testing. During 2008, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent.  The net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $0.5 million for stores deemed to be at least partially impaired, and the Company recorded total impairment charges of $0.5 million due to the declining operations of the related stores and the impact on expected cash flows. During 2007, the net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $140,000 for stores deemed to be at least partially impaired, and the Company recorded total impairment charges of $70,000. Impairment charges are included in selling, general, and administrative expense in the accompanying income statement.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test for impairment.  First, the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any.  In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  The fair value of the reporting unit is estimated using the discounted present value of future cash flows.  Each of the stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Impairment of goodwill was not required for 2009, due to improvements in operating results and due to declining operating results and other factors during 2008 and 2007, the Company performed evaluations of goodwill which resulted in goodwill impairment charges of $187,000 and $200,000, respectively.  Additional charges may be required in the future based on changes in the fair value of reporting units as determined by the goodwill impairment evaluation that is performed annually and when events arise indicating potential impairment.  Prior to the implementation of ASC 350, “Intangibles-Goodwill and Other”, the Company amortized goodwill.  Accordingly, goodwill is presented net of accumulated amortization of $1.0 million.

Accounts Payable, as of January 30, 2010 and January 31, 2009, includes $1.6 million and $3.5 million, respectively of outstanding checks in excess of cash deposits.

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

Advertising, including production costs, is charged to expense in the period in which advertising first takes place. Advertising expense for 2009, 2008, and 2007, was $10.0 million, $9.7 million, and $12.1 million, respectively.

Pre-opening costs of new stores are charged to expense as incurred.

Earnings per share is presented for basic and diluted earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, which represent common shares outstanding, less treasury stock and non-vested restricted shares.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Hancock. Options to purchase 1,156,000 shares in 2009 were excluded from the computation of diluted earnings per share because the respective exercise prices per share of those options were greater than the average market price of our shares of common stock during the year, or because by including the unvested compensation expense associated with the options, the calculation of common stock equivalents under the treasury method would be anti-dilutive. For 2009, using the treasury stock method, the calculation of fully diluted earnings per share includes an additional 1,576,000 shares based upon the impact of outstanding options, restricted shares and warrants deemed “in the money”. As of January 30, 2010, warrants entitling the purchase of an aggregate 9,485,000 shares are outstanding. For the fiscal years 2008 and 2007, basic and diluted earnings per share are the same because the Company was in a loss position and the effect of additional securities or contracts to additional common stock was anti-dilutive.   See Note 13 to the accompanying Consolidated Financial Statements for a calculation of diluted shares.

Financial instruments are evaluated using the following methods and assumptions to estimate the fair value of each class of financial instruments: cash and receivables - the carrying amounts approximate fair value because of the short maturity of those instruments; debt - the carrying amounts approximate fair value due to their short maturities or the nature and terms of the obligation.  Throughout the periods presented, Hancock did not have any financial derivative instruments outstanding.

Income taxes are recorded using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company also recognizes future tax benefits associated with tax losses and credit carryforwards as deferred tax assets. Hancock’s deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the Company expects to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.

Uncertain Tax Positions are accounted for beginning the first day of fiscal 2007 (February 4, 2007) under the provisions ASC 740, “Income Taxes”, (“ASC 740”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The adoption of ASC 740 had no impact on the Company’s financial position or results of operation for 2007, 2008 or 2009.

Stock Based Compensation is accounted for in accordance with ASC 718, Stock Compensation, (“ASC 718”), which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments.

See Note 14 to the accompanying Consolidated Financial Statements for the key assumptions utilized to determine the fair value of options.

Comprehensive income and the components of accumulated comprehensive income include net earnings (loss) and the changes in minimum pension liabilities, net of taxes.

Treasury stock is repurchased periodically by Hancock.  These treasury stock transactions are recorded using the cost method.

Concentration of Credit Risk.  Financial instruments which potentially subject Hancock to concentrations of risk are primarily cash and cash equivalents and trade and other receivables.  Hancock places its cash and cash equivalents in various insured depository institutions which limits the amount of credit exposure to any one institution. Occasionally our cash deposits with financial institutions exceed federal insurance provided on such deposits but to date the Company has not experienced any losses on such deposits.

In the ordinary course of business, Hancock extends credit to certain parties which are unsecured; however, Hancock has not historically had significant losses on the realization of such assets.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS 162”, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The new standard establishes only two levels of U.S. Generally Accepted Accounting Principles (GAAP), authoritative and non-authoritative.  The FASB Accounting Standards Codification (“ASC”) became the single source of authoritative, nongovernmental U.S. GAAP, except of rules and interpretive releases of the SEC, which will continue to be sources of authoritative U.S. GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative upon adoption.  Since the new standard did not change U.S. GAAP, there was no change to the Company’s Consolidated Financial Statements other than to update all references to U.S. GAAP to be in conformity with the ASC for the period ended January 30, 2010.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. Management completed its assessment and its adoption of ASC 855 in fiscal year 2009 and it has no impact on the Company. The Company has assessed and disclosed reportable subsequent events, if any, as of  March 29, 2010 in connection with the financial statements for the period ended January 30, 2010.

In September 2006, the FASB issued ASC 820, Fair Value Measurements (“ASC 820”).  This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 was effective for fiscal years beginning after November 15, 2007, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  Certain aspects of this Standard were effective at the beginning of the first quarter of 2008 and had no impact on the Company.  In January 2010, the FASB issued additional guidance related to ASC 820 on fair value measurements and disclosures that requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies the requirements of reporting fair value measurement for each class of assets and liabilities and clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities based on the nature and risks of the investments. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to January 30, 2010. None of these new standards had or is expected to have a significant impact on the Company’s Consolidated Financial Statements.

 Note 5 – Discontinued Operations

The Company closed one store in 2009 and seven in 2008, none of which qualified for discontinued operations treatment in accordance with the provisions ASC 360, “Property, Plant and Equipment”.  The results of operations for the 124 stores closed in 2007 that qualified for discontinued operations are presented separately in the accompanying statement of operations for all periods presented.  Significant components of our results of discontinued operations consisted of the following for the years presented:

Discontinued Operations (in thousands, except per share amounts)

	Sales	Gross Profit	Net Earnings (Loss)	Basic and diluted net earnings (loss) per common share

2009
Discontinued operations	$-	$-	$150	$0.01

2008
Discontinued operations	$-	$-	$(186)	$(0.01)

2007
As originally reported	$61,158	$16,498	$(3,723)	$(0.20)
LIFO Adjustment	-	(4,268)	(4,268)	(0.22)
Discontinued operations, as restated	$61,158	$12,230	$(7,991)	$(0.42)

Note 6 - Property and Equipment (in thousands)

Property and Equipment consists of the following:

	2009	2008

Buildings and improvements	$25,837	$25,801
Leasehold improvements	5,634	5,265
Fixtures and equipment	64,628	62,822
Assets held for sale	705	720
	96,804	94,608
Accumulated depreciation and amortization	(56,330)	(50,783)
	40,474	43,825
Land	1,213	1,214
Total property and equipment, at depreciated cost	$41,687	$45,039

The Company recorded $4.3 million, $4.4 million, and $3.8 million of depreciation expense for continuing operations for the years ended January 30, 2010, January 31, 2009, and February 2, 2008, respectively.  The Company expensed $2.3 million, $2.3 million, and $2.9 million of depreciation to cost of sales in 2009, 2008, and 2007, respectively.

Assets held under capital leases amounted to $3.6 million as of January 30, 2010 and January 31, 2009. Accumulated depreciation related to these assets at January 30, 2010 and January 31, 2009 totaled $0.6 million and $481,000, respectively. Related depreciation expense amounted to $168,000, and $167,000, and $203,000 for the years ended January 30, 2010, January 31, 2009, and February 2, 2008, respectively.

Note 7 - Accrued Liabilities (in thousands)

Accrued liabilities consist of the following:

	2009	2008

Payroll and benefits	$3,214	$2,984
Property taxes	2,966	2,790
Workers' compensation and deferred compensation	2,632	2,291
Gift card / merchandise credit liability	1,332	1,682
Short term lease obligations	1,435	1,201
Medical claims, customer liability claims and property claims	978	1,195
Sales taxes	882	970
Accrued accounting, legal, and professional	623	833
Other	1,051	867
	$15,113	$14,813

Note 8 – Long-Term Debt Obligations

On August 1, 2008, the Company and General Electric Capital Corporation (along with certain of its affiliates, "GE Capital") entered into a financing arrangement  whereby GE Capital provided the Company with a revolving line of credit (the "Revolver") in the maximum amount of $100.0 million (the "Maximum Amount"). The Maximum Amount includes a letter of credit sub-facility of up to $20.0 million. There are no financial covenants. The Company is however, precluded from incurring significant additional debt obligations.

The Revolver has a 60-month term. At the Company's option, all loans under the Revolver bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. The applicable margins range from 0.0% to 2.375%, depending on the nature of the borrowing under the Revolver. Starting on January 1, 2009, the applicable margins are subject to adjustment (up or down) prospectively, for three calendar month periods based on the Company's average excess availability under the Revolver.

The Revolver is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal, tangible and intangible assets of the Company.  As of January 30, 2010, the Company had outstanding borrowings under the Revolver of $13.6 million and amounts available to borrow of $42.9 million.

At January 30, 2010, Hancock had commitments under the above credit facility of $119,000, under documentary letters of credit, which support purchase orders for merchandise.  Hancock also has standby letters of credit to guarantee payment of potential insurance claims.  These letters of credit amounted to $5.9 million as of January 30, 2010.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  The Notes were offered pursuant to a prospectus dated June 17, 2008, to shareholders of common stock.  The non-convertible notes had a $1,000 purchase price.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  For the first four quarters, in lieu of interest payments, additional notes were allowed to be issued at a rate equal to LIBOR plus 5.50%. The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Purchasers of the Notes also received a detachable warrant to purchase shares of common stock.  These warrants representing 9.5 million shares were issued in conjunction with the Notes, and are exercisable upon the date of issuance (August 1, 2008) for $1.12 per share and terminate 5 years from the date of issuance (August 1, 2013).  The warrants were valued at $11.7 million using the Black-Scholes option pricing model (term of 5 years, risk-free interest rate of 3.75%, expected volatility of 72%, and 0% dividend) and were recorded as a discount on notes payable and will be amortized to interest expense through the maturity date of the Notes.  The unamortized discount at January 30, 2010 totaled approximately $8.2 million.

The Company elected to make the first four quarterly interest payments on the Notes by issuing additional notes which resulted in the capitalization of $0.7 million of interest into the outstanding balance for 2009 and $0.9 million in 2008. As of January 30, 2010, the outstanding balance of the notes was $21.6 million.

From March 22, 2007 through August 1, 2008, the Company operated under a $105.0 million "debtor-in-possession" financing arrangement (the “DIP Credit Facility”) with Wachovia Bank, N.A.  The DIP Credit Facility called for $105.0 million maximum credit.  There were minimum levels of availability that were required to be maintained, which had the effect of limiting the amount that could be borrowed to less than $105.0 million. Also, the level of borrowings was subject to a borrowing base as defined in the agreement. The DIP Credit Facility was collateralized by a first priority perfected collateral interest in and liens upon all of the Company's present and future assets.  The DIP Credit Facility was allowed to be used for letters of credit up to an aggregate amount of $25.0 million.  This agreement provided for an unused line fee of 0.25% to 0.35%.

Additional financing beginning on June 15, 2007, was included in a definitive agreement (the "Loan Agreement") with another lender for an additional loan of up to $17.5 million.

The Loan Agreement provided for a term loan facility in the aggregate principal amount of up to $17.5 million. The Company used the proceeds of the loans made under the Loan Agreement for general working capital purposes and to pay fees and expenses related to the Loan Agreement.

Both the DIP Credit Facility and the Loan Agreement were repaid and terminated on August 1, 2008.

Note 9 - Long-Term Leases

Hancock leases its retail fabric store locations mainly under non-cancelable operating leases expiring at various dates through 2024.  Four of the Company’s stores qualify for capital lease treatment.  Two of the leases expire in 2020; the others expire in 2016 and 2021.

Rent expense consists of the following (in thousands):

	2009	2008	2007

Minimum rent	$21,070	$21,037	$24,808
Common area maintenance	2,036	2,137	1,848
Stepped rent adjustment	(156)	(380)	(1,046)
Equipment leases	409	417	594
	$23,359	$23,211	$26,204

Additional rent based on sales	$155	$163	$92

Taxes	$4,332	$4,187	$4,083

Insurance	$394	$354	$298

The amounts shown in the minimum rental table below reflect only future minimum rent payments required under existing store operating leases and income from non-cancelable sublease rentals.  In addition to those obligations, certain of Hancock’s store operating leases require payment of pass-through costs such as common area maintenance, taxes, and insurance.

Future minimum rental payments under all operating and capital leases as of January 30, 2010 are as follows (in thousands):

			Capital
	Operating Leases		Leases
		Sublease
Fiscal Year	Payments	Rentals
2010	$20,914	$(590)	$461
2011	18,978	(423)	466
2012	14,263	(254)	472
2013	10,454	(170)	472
2014	6,731	(139)	472
Thereafter	15,297	(158)	2,431
Total minimum lease payments (income)	$86,637	$(1,734)	4,774

Less imputed interest			(1,497)
Present value of capital lease obligations			3,277
Less current portion			(93)
Long-term capital lease obligations			$3,184

Note 10 - Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):
	2009	2008	2007
Currently payable
Federal	$200	$-	$-
State	-	-	1,000
Total currently payable	$200	$-	$1,000

Deferred
Federal	$-	$-	$939
State	-	-	(939)
Total deferred	$-	$-	$-

Continuing operations expense	$200	$-	$1,000
Discontinued operations	-	-	-
Total expense	$200	$-	$1,000

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	1.3	1.3	1.3
Other permanent differences	12.9	(0.1)	(0.1)
State tax settlement	-	-	(4.1)
Valuation allowance	(38.3)	(36.2)	(36.2)
Effective tax rate	10.9%	0.0%	(4.1)%

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

The deferred tax assets are comprised of the following (in thousands):

	2009	2008
Deferred tax assets:
NOL carryforward	$17,254	$23,823
Pension and other post retirement benefits	13,761	12,214
Deferred compensation	2,540	2,327
Reserves and accruals	2,276	2,836
Inventory valuation method	(3,049)	(7,986)
Property and equipment	(456)	(1,173)
Other	(1,215)	(503)
Total deferred tax asset	31,111	31,538
Valuation allowance	(31,111)	(31,538)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. At January 30, 2010, the Company had useable net operating loss carryforwards of approximately $45.8 million for federal and $95.1 million for state income tax purposes, available to offset future taxable income expiring through 2026 and 2016, respectively. During the current year there was not a material change in the valuation allowance.  Upon conversion from the LIFO method of accounting for tax purposes, the Company is obligated to recognize the accumulated LIFO inventory reserve of approximately $36.4 million into taxable income equally over a four year period beginning in fiscal 2008.  The Company recognizes its pension and other post retirements benefit liabilities as a deferred tax asset but since the realization of such tax benefit is contingent upon the future payment of such amounts, a full valuation allowance is established for these deferred tax  assets.

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

The Company adopted ASC 740, “Income Taxes”, effective February 4, 2007. In accordance with ASC 740, the Company elected to classify interest and penalties related to uncertain tax positions as a component of tax expense. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of ASC 740. At its adoption date of February 4, 2007, the Company had $0.5 million of unrecognized tax benefits which was reclassified from accrued liabilities and had no impact on beginning retained earnings. During the fourth quarter of fiscal 2007 the Company recorded an additional $1.0 million of tax expense related to a Mississippi tax settlement. The $1.5 million was paid in fiscal 2008.    At January 30, 2010 the Company had no unrecognized tax differences which should have impacted the effective tax rate in fiscal 2009.  No interest and penalties were included in the balance sheet or statement of operations as of or for the year ended January 30, 2010. As of January 30, 2010 the Company files tax returns with the Federal government and approximately 37 different states. There currently are no tax audits in process. The Company believes that as part of its emergence from Chapter 11 they are substantially protected against any tax claims made prior to the bankruptcy filing.

Note 11 - Other Liabilities

Other Liabilities consisted of the following (in thousands):

	2009	2008
Long-term workers' compensation and deferred compensation	$4,133	$4,661
Long-term stepped rent accrual	1,750	1,862
Other	1,214	1,575
	$7,097	$8,098

Note 12 - Shareholders’ Interest

Authorized Capital. Hancock’s authorized capital includes five million shares of $.01 par value preferred stock, none of which have been issued.

Common Stock Purchase Rights.  Hancock has amended the Common Stock Purchase Rights Agreement, as amended and restated November 13, 2009 (the “Rights Agreement”), with Continental Stock Transfer & Trust Company as Rights Agent. The Rights Agreement governs the terms of each right (a “Right”) that has been issued with each share of common stock of Hancock (the “Common Stock”). Each Right initially represents the right to purchase one share of Common Stock.

Hancock adopted the Rights Agreement to preserve the value of the Company’s tax assets, including the Company’s net operating loss carryforwards (“Tax Benefits”) for both the Company and its stockholders. The Company’s ability to fully use its Tax Benefits to offset future income may be limited if it experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986.

The Rights Agreement is designed to reduce the likelihood that Hancock will experience an ownership change by (i) discouraging any person (together with such person’s affiliates or associates) from acquiring 4.95% or more of the then outstanding Common Stock and (ii) discouraging any person (together with such person’s affiliates or associates) that currently beneficially owns at least 4.95% of the outstanding Common Stock from acquiring more than a specified percentage of additional shares of Common Stock. There is no guarantee, however, that the Rights Agreement will prevent the Company from experiencing an ownership change.

Stock Repurchase Plan.  In prior years and continuing in fiscal 2009, Hancock has repurchased approximately 13 million shares.  As of January 30, 2010, 243,515 shares are available for repurchase under the most recent authorization.

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

Warrants.  In August 2008, Hancock issued 23,750 warrants which entitle the holder to purchase Common Stock of the Company. The warrants were issued in conjunction with the $20.0 million of Notes (See Note 8) and are detachable from the related note. Each warrant entitles the holder to purchase 400 shares at an exercise price of $1.12 and has an expiration date of August 1, 2013. As of January 30, 2010, warrants entitling the purchase of an aggregate 9,485,600 shares are outstanding.

Note 13 – Earnings per Share
A reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share follows (in thousands, except per share amounts):

	Years Ended
	January 30, 2010			January 31, 2009			February 2, 2008
	Net		Per Share	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount	Earnings	Shares	Amount
Basic EPS
Earnings (loss) available to common shareholders	$1,788	19,349	$.09	$(12,367)	19,078	$(.65)	$(33,300)	18,895	$(1.76)

Effect of Dilutive Securities
Stock options		64
Restricted stock		126
Warrants		1,386

Diluted EPS
Earnings (loss) available to common shareholders plus conversions	$1,788	20,925	$.09	$(12,367)	19,078	$(.65)	$(33,300)	18,895	$(1.76)

Certain options to purchase shares of Hancock’s common stock totaling 1,156,000, 1,206,000, and 1,409,000 shares were outstanding during the years ended 2009, 2008, and 2007, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average price of common shares.  Additionally, securities totaling 5,060,000 and 99,000 equivalent shares were excluded in 2008 and 2007, as such shares were anti-dilutive.

Note 14 - Employee Benefit Plans
The Company’s stock based compensation consists of compensation for stock options and restricted stock.  Total cost for stock based compensation included in net income was $1.0 million, $1.0 million, and $1.4 million for 2009, 2008, and 2007, respectively.

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

On April 16, 2009 the Stock Plan Committee amended the 2001 Stock Incentive Plan to provide for the issuance of stock options under the terms of the Long Term Incentive Plan. In general, the Long Term Incentive Plan provides for the granting of stock options with vesting over three years, conditional on achieving annual performance goals as determined by the Board of Directors. If the goals are not achieved, the shares available for vesting that year are forfeited. As of January 30, 2010, a total of 3,173,160 shares remain available for grant under the 2001 Plan.

In 2004, Hancock adopted the 2004 Special Stock Plan (the “2004 Plan”) which authorizes the granting of options or restricted stock to key employees and directors for up to 200,000 shares of common stock in total, with no more than 100,000 of those shares being allocated to restricted stock.  The options granted under the 2004 Plan can have an exercise prices of no less than 100% of fair market value on the date the options are granted.  Options and restricted stock issued under the 2004 Plan can vest no sooner than 25% per year, and options expire ten years after the date of grant. As of January 30, 2010, all of the restricted shares available in the 2004 Plan have been issued and vested, and the options previously granted under the 2004 Plan have been cancelled.

On August 7, 2008, the Management Review and Compensation Committee cancelled all or a portion of the outstanding stock options of 49 employees. The exercise prices of these cancelled options were higher than the then current market price and the Company issued replacement grants in an amount determined by the employees’ current position in the Company. The replacement grants were issued from the 2001 Stock Incentive Plan, as amended and restated, and had an incremental value of $0.5 million.

A summary of stock option activity in the plans for the years ended January 30, 2010, January 31, 2009, and February 2, 2008 follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,260,075	$4.21	1,137,300	$10.68	1,795,275	$11.65

Granted	717,329	$.92	950,500	$1.52	108,500	$1.63

Canceled	(339,726)	$2.65	(827,725)	$9.96	(766,475)	$11.67

Exercised	(91,874)	$1.58	-	$-	-	$-

Shares outstanding, vested and expected to vest at end of year	1,391,395	$3.39

Outstanding at end of year	1,545,804	$3.17	1,260,075	$4.21	1,137,300	$10.68

Exercisable at end of year	474,221	$7.69	321,200	$12.13	890,825	$12.20

The total intrinsic value of shares outstanding, exercised, and exercisable during the year was $2.8 million, $154,000, and $403,000, respectively.  Cash proceeds from stock options exercised were $145,000. The tax benefit related to stock option exercises will not be recognized until the net operating loss carryforward has been utilized.

The weighted average remaining contractual life is 5.49 years for all outstanding options and 4.15 years for all exercisable options at January 30, 2010.

The weighted average grant-date fair value of options granted during 2009, 2008, and 2007 was $0.92, $1.52, and $1.63, respectively.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2009, 2008 and 2007 respectively: dividend yields of 0%, 0% and 0%; average expected volatility of 0.95, 0.68, and 0.54; risk-free interest rates of 1.93%, 3.11%, and 4.22%; and an average expected life of 4.50 years in 2009, 4.84 years in 2008, and 6.25 years in 2007.

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

Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. This estimate is based on historical experience. An increase in the actual forfeiture rate will decrease compensation expense.

A summary of the outstanding and exercisable options as of January 30, 2010 follows:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 1/30/10	Life (Years)	Price	at 1/30/10	Price

$0.40 to $0.65	424,000	6.20	$0.64	6,249	$0.44
$0.88 to $1.58	781,997	5.85	$1.43	192,331	$1.56
$1.615 to $2.43	51,000	6.55	$1.75	20,166	$1.68
$3.375 to $7.50	99,407	3.03	$5.42	66,075	$6.46
$12.20 to $18.09	189,400	3.41	$15.23	189,400	$15.23
$0.40 to $18.09	1,545,804			474,221

Restricted Stock.  The 2001 Stock Incentive Plan, as amended and restated, authorized the granting of up to 6,300,000 shares of restricted stock or stock options. The 2004 Special Stock Plan authorized the granting of up to 100,000 shares of restricted stock.  During 2009, 2008, and 2007, restricted shares totaling 161,000, 496,687, and 58,000, respectively, were issued to directors, officers and key employees under the Plans. Compensation expense related to restricted shares issued is recognized over the period for which restrictions apply.

A summary of the status of the Company’s non-vested restricted shares as of January 30, 2010, and changes during the year ended January 30, 2010, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value

Nonvested shares at January 31, 2009	523,377	$3.10
Granted	161,000	$1.24
Vested	(295,377)	$3.76
Forfeited	(53,500)	$1.70
Nonvested shares at January 30, 2010	335,500	$1.81

As of January 30, 2010, there was $336,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the years ended January 30, 2010, January 31, 2009, and February 2, 2008 was $1.1 million, $1.4 million and $1.3 million, respectively.

Defined Benefit Plans

Effective February 3, 2007, the Company began recognizing the funded status of its defined benefit plans in accordance with ASC 715, “Compensation-Retirement Benefits,” (“ASC 715”). ASC 715 requires the Company to display the net over-or-under funded position of a defined benefit plan as an asset or liability, with any unrecognized prior service costs, transition obligations, or actuarial gains/losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Retirement Plans.  Hancock has maintained a noncontributory qualified defined benefit retirement plan and an unfunded nonqualified Supplemental Retirement Benefit Plan (“SERP”) that affords certain benefits that cannot be provided by the qualified plan. Together, these plans provided eligible full-time employees with pension and disability benefits based primarily on years of service and employee compensation. Both plans were frozen effective December 31, 2008; thereafter participants will not accrue additional benefits for service.  Hancock used its fiscal year end as the measurement date in 2008 and 2009, and December 31 in all prior years for its retirement plans. The change in measurement date had no material effect.

During 2004, employees under the age of 40 were transitioned from the defined benefit plan into the 401(k) Plan and employees age 40 or older were given a choice between continuing to accrue pension benefits or participating in the 401(k) Plan.  Full-time employees hired after December 31, 2004, are eligible only for the 401(k) Plan. The 401(k) Plan provides for a voluntary match of employee contributions up to 2% and a discretionary contribution of 3%.  The Company suspended its voluntary match of employee contributions on March 1, 2009 and chose not to make the discretionary contribution for 2009 or 2008. The Company recognized $39,000 and $234,000 of expense for its 401(k) match for 2009 and 2008, respectively.

Changes in Projected Benefit Obligation and Fair Value of Plan Assets (in thousands)

	Retirement Plan		SERP

	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$66,476	$71,140	$855	$1,072
Service cost	652	1,118	-	-
Interest cost	4,854	5,077	61	65
Benefits paid	(4,637)	(5,369)	(74)	(166)
Plan expenses paid	(428)	(656)	-	-
Actuarial loss (gain)	13,076	(3,945)	146	(116)
Liability (gain) loss due to curtailment	-	(889)	-	-
Benefit obligation at end of year	$79,993	$66,476	$988	$855

Change in plan assets
Fair value of plan assets at beginning of year	$45,552	$66,935
Actual return on plan assets	13,402	(15,358)
Plan expenses paid	(428)	(656)
Benefits paid	(4,637)	(5,369)
Fair value of plan assets at end of year	$53,889	$45,552

Amounts recognized in the consolidated balance sheets
Current liabilities	$-	$-	$75	$74
Non-current liabilities	26,104	20,924	913	782
Net Liability at end of year	$26,104	$20,924	$988	$856

Amounts recognized in accumulated other comprehensive income
Prior service credit	$-	$-	$-	$-
Net actuarial (gain) loss	29,080	27,093	223	77
Total	$29,080	$27,093	$223	$77

Funded Status

The funded status and the amounts recognized in Hancock’s consolidated balance sheet for the retirement plans based on an actuarial valuation were as follows (in thousands):

	Retirement Plan		SERP

	2009	2008	2009	2008

Funded status	$(26,104)	$(20,924)	$(988)	$(856)

Recorded Pension Liability

In accordance with ASC 715, “Compensation-Retirement Benefits”, a liability was required in 2008 and 2007 as the accumulated benefit obligation exceeded the fair value of pension plan assets for both plans as of the measurement date.  The liability, totaling $29.1 million and $27.1 million at January 30, 2010, and January31, 2009, respectively, was recorded as Accumulated Other Comprehensive Loss and because such entry had no cash impact, it is not reflected in the consolidated statement of cash flows.

Components of Net Periodic Benefit Cost (in thousands)

	Retirement Plan			SERP

	2009	2008	2007	2009	2008	2007

Service cost	$651	$1,027	$1,642	$-	$-	$3
Interest cost	4,854	4,687	4,308	61	60	61
Expected return on plan assets	(3,199)	(5,317)	(5,578)	-	-	-
Amortization of prior service cost	-	(73)	(97)	-	(1)	(1)
Actuarial loss	887	879	852	-	4	23
Curtailment gain	-	(560)	(136)	-	(7)	-
Net periodic benefit cost	$3,193	$643	$991	$61	$56	$86

Other Changes in Plan Assets and Benefit Obligation
Recognized in Other Comprehensive Loss (in thousands)

	Retirement Plan		SERP

	2009	2008	2009	2008

Net actuarial (gain)/loss	$2,874	$17,187	$146	$(116)
Curtailment - recognition of net actuarial gain	-	(889)	-	-
Curtailment - recognition of prior service credit	-	560	-	7
Reversal of amortization - net actuarial gain	(887)	(952)	-	(5)
Reversal of amortization - prior service credit	-	80	-	2
Total recognized in other comprehensive loss	$1,987	$15,986	$146	$(112)

Accumulated Benefit Obligation

The accumulated benefit obligation for the retirement plan was $80.0 million and $66.5 million at the measurement dates of January 30, 2010, and January 31, 2009, respectively.  The accumulated benefit obligation for the SERP was $1.0 million and $0.9 million at January 30, 2010, and January 31, 2009, respectively.

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	Retirement Plan		SERP
	2009	2008	2009	2008

Discount rate	5.80%	7.55%	5.55%	7.46%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

	2009	2008	2007

Discount rate	7.55%	6.58%	5.90%
Rate of increase in compensation levels	N/A	2.29%	4.00%
Expected long-term rate of return on assets	7.50%	8.44%	8.50%

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

Plan Assets

Hancock’s retirement plan weighted-average asset and target allocations were as follows:

(in thousands)	Plan Assets
	January 30,		January 31,		Target
Asset Category	2010		2009		Allocation
Equity securities	$32,529	60.4%	$27,080	59.4%	65%
Fixed income securities	21,360	39.6%	18,472	40.6%	35%
	$53,889	100.0%	$45,552	100.0%	100%

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

Contributions

Hancock does not presently anticipate making any contributions to the retirement plan during 2010.  Contributions to the SERP are made as benefits are paid.  This estimate is based on many assumptions, includes asset values, actual rates of return on plan assets, assumed discount rates, projected census data, and recently passed legislation regarding funding requirements.  Accordingly, actual contribution amounts could vary greatly from the estimated amounts.

Contributions to the SERP are made as benefits are paid.

Estimated Future Benefit Payments (in thousands)

	Retirement
	Plan	SERP
2010	$4,729	$75
2011	4,859	75
2012	5,001	75
2013	5,139	74
2014	5,263	74
Years 2015 through 2019	28,197	369

Postretirement Benefit Plan.  Hancock maintained a postretirement medical/dental/life insurance plan for all full-time employees and retirees hired before January 1, 2003.  Eligibility for the plan is limited to employees completing 15 years of credited service while being eligible for the Company’s employee medical benefit program. The Company currently contributes to the plan as benefits are paid. Effective December 31, 2008, Hancock revised its policy respecting postretirement benefits. Retirees, that are Medicare eligible, no longer receive medical benefits and all eligible present or future retirees must pay the estimated cost of medical/dental/life insurance coverage provided by the Company. Hancock used its fiscal year end as the measurement date for its postretirement benefit plan for 2008 and 2009 and December 31 for all prior years.

Changes in Accumulated Postretirement Benefit Obligation (in thousands)

	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$2,469	$8,729
Service cost	49	195
Interest cost	140	570
Plan amendments	-	(3,643)
Benefits paid	(345)	(860)
Actuarial (gain)	(257)	(300)
Liability (gain) due to curtailment	-	(2,472)
Plan participant contributions	256	250
Total	$2,312	$2,469

Current benefit obligation at end of year	$162	$258
Non-current benefit obligation at end of year	2,150	2,211

Funded Status

The Company currently contributes to the plan as benefits are paid.  The funded status and the amounts recognized in Hancock’s consolidated balance sheets for other postretirement benefits based on an actuarial valuation were as follows (in thousands):
	2009	2008

Funded status	$(2,312)	$(2,469)

Components of Net Periodic Benefit Cost (in thousands)

	2009	2008	2007

Service costs	$49	$179	$263
Interest costs	140	523	490
Amortization of prior service cost	(801)	(947)	(1,174)
Amortization of net actuarial gain	(317)	(192)	(231)
Curtailment income	-	(5,633)	(2,040)
Net periodic postretirement costs gain	$(929)	$(6,070)	$(2,692)

Other Changes in Plan Assets and Benefit Obligation
Recognized in Other Comprehensive Loss (in thousands)

	2009	2008

Net actuarial gain	$(257)	$(300)
Prior service credit arising during measurement period	-	(3,643)
Curtailment - recognition of prior service credit	-	3,162
Reversal of amortization - net actuarial loss	317	208
Reversal of amortization - prior service cost	801	1,027
Total recognized in other comprehensive loss	$861	$454

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:
	2009	2008

Discount rate	5.84%	7.52%
Rate of increase in compensation levels	2.50%	2.50%

Weighted-average actuarial assumptions used in the period-end valuations to determine net periodic benefit cost were as follows:

	2009	2008	2007

Discount rate	7.52%	6.58%	5.90%
Expected return on plan assets	N/A	N/A	N/A
Rate of increase in compensation levels	2.50%	2.50%	4.00%

Assumed Health Care Cost Trend Rates

	2009		2008
	Employees	Employees	Employees	Employees
	under age 65	age 65 or older	under age 65	age 65 or older
Health care cost trend rate assumed for next year	8.25%	N/A	8.94%	7.79%
Rate that the cost trend rate gradually declines to	5.00%	N/A	4.77%	4.35%
Year that the rate reaches the rate it is assumed to
remain at	2014	N/A	2014	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage	One-Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest costs	$10	$(9)
Effect on postretirement benefit obligation	$84	$(76)

Contributions

Hancock currently contributes to the plan as medical and dental benefits are paid. The Company expects to continue to do so in 2010 for all eligible, present or future retirees electing to pay the estimated cost of medical/dental/life insurance coverage provided by the Company.  Claims paid in 2009, 2008, and 2007, net of employee contributions, totaled $89,000, $579,000, and $388,000, respectively.  Such claims include, in the case of postretirement life benefits, actual claims paid by a life insurance company and, in the case of medical and dental benefits, actual claims paid by the Company on a self-insured basis.

Estimated Future Benefit Payments (in thousands)

Net
Payments
2010	$162
2011	179
2012	164
2013	184
2014	174
Years 2015 through 2019	878

Note 15 - Commitments and Contingencies

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

Note 16 – Reserve for Store Closings

The reserve for store closings is based on estimates of net lease obligations and other store closing costs. The reserve was increased by $4.5 million in 2007 due to store closings and changes in prospects for sub-leasing properties.  The reserve decreased approximately $1.8 million in 2008 and $92,000 in 2009 primarily due to the process of negotiating bankruptcy claims.

The 2008 and 2009 activity in the reserve is as follows (in thousands):

	2009	2008
Beginning of year	$1,219	$5,396
Addition to (reduction in) reserve	(92)	(1,842)
Interest	2	9
Payments	(783)	(2,344)
End of year	$346	$1,219

Note 17 – Asset Retirement Obligations

The Company has adopted the provisions of ASC 410, “Asset Retirement and Environmental Obligations”, (“ASC 410”). ASC 410 requires the capitalization of any retirement obligation costs as part of the carrying amount of the long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. The Company has determined that certain leases require that the premises be returned to its original condition upon lease termination. As a result, the Company will incur costs, primarily related to the removal of signage from its retail stores, at the lease termination. ASC 410 requires that these costs be recorded at their fair value at lease inception.

At January 30, 2010 and January 31, 2009, the Company had a liability pertaining to the asset retirement obligation in noncurrent liabilities on its consolidated balance sheet. The following is a reconciliation of the beginning and ending carrying amount of the Company’s asset retirement obligations (in thousands):

	2009	2008
Asset retirement obligation, beginning of period	$313	$319
Asset retirement obligation settled, incurred, and accretion expense	1	(6)
Asset retirement obligation, end of period	$314	$313

Related capitalized property and equipment, net of accumulated depreciation	$44	$55

Note 18 – Related Party Transactions

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

Carl E Berg – Former, Non-Executive Chairman of the Board of Hancock Fabrics, Inc., and beneficial owner of more than 10% of the Company’s common stock through either controlling or majority interest and/or controlling investment management in the following entities: (Berg and Berg Enterprises, Lightpointe Communications, Inc.)

Notes purchased:	7,503
Purchase amount:	$7,503,000
Common stock warrants issued:	9,120
Shareholder’s shares underlying warrants:	3,648,000

Nikos Hecht – Beneficial owner of more than 10% of the Company’s common stock through either controlling or majority interest and/or controlling investment management in the following entities: (Sopris Capital Advisors, LLC; Sopris Partners Series A, Sopris Capital, LLC; Aspen Advisors LLC; EnterAspen Ltd.; The Richmond Fund LP)

Notes purchased:	7,724
Purchase amount:	$7,724,000
Common stock warrants issued:	9,341
Shareholder’s shares underlying warrants:	3,736,400

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the fiscal years 2009, 2008, or 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
   Stockholders of Hancock Fabrics, Inc.

We have audited the accompanying consolidated balance sheets of Hancock Fabrics, Inc. (a Delaware Corporation) (the “Company”) as of January 30, 2010 and January 31, 2009, and the related statements of operations, shareholders’ equity, and cash flows for the years ended January 30, 2010, January 31, 2009 and February 2, 2008.  Our audits also included the financial statement schedule listed in  Item 15(a) (2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hancock Fabrics, Inc. as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for the years ended January 31, 2010, January 31, 2009 and February 2, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion,  the related financial statement schedule  when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Burr Pilger Mayer, Inc.
San Francisco, California
March 29, 2010

QUARTERLY FINANCIAL DATA (unaudited)
Years ended January 30, 2010 and January 31, 2009
(in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009
Sales	$64,069	$59,581	$72,730	$77,678

Gross profit	28,912	27,316	33,784	31,705

Selling, general and administrative expense	27,181	26,919	28,211	27,370
Depreciation and amortization	1,089	1,127	1,064	1,049

Reorganization expense, net	239	171	182	163
Interest expense	1,334	1,376	1,234	1,170

Income tax expense	-	-	64	136

Earnings (loss) from continuing operations, net of tax	(931)	(2,277)	3,029	1,817

Earnings from discontinued operations, net of tax	49	-	3	98
Net earnings (loss)	$(882)	$(2,277)	$3,032	$1,915

Basic earnings (loss) per share (1)	$(0.05)	$(0.12)	$0.16	$0.10

Dilutive earnings (loss) per share (1)	$(0.05)	$(0.12)	$0.15	$0.08

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2008(2)	2008(2)	2008(2)	2008
Sales	$63,816	$63,799	$70,563	$78,203

Gross profit	28,569	27,707	30,355	32,948

Selling, general and administrative expense	29,750	28,879	28,286	25,191
Depreciation and amortization	1,013	1,117	1,141	1,138

Reorganization expense, net	2,676	4,254	1,060	217
Interest expense	989	3,577	851	1,621

Income tax expense	-	-	-	-

Earnings (loss) from continuing operations, net of tax	(5,859)	(10,120)	(983)	4,781

Earnings (loss) from discontinued operations, net of tax	542	(762)	656	(622)
Net loss	$(5,317)	$(10,882)	$(327)	$4,159

Basic and dilutive earnings (loss) per share (2)	$(0.28)	$(0.57)	$(0.02)	$0.22

(1)	Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.

(2)	Restated to reflect the Company's change in accounting principle related to inventory. (See Note 3 to the consolidated financial statements)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of the end of the period covered by this report (January 30, 2010), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of January 30, 2010.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting in the twelve months ended January 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hancock’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 30, 2010.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       (1)          Financial Statements

The Consolidated Financial Statements of the Company are set forth in Item 8 of this Report as listed on the Index to Consolidated Financial Statements on page 32 of this Report.

(a)       (2)          Financial Statement Schedules

Schedule II – Valuation and qualifying accounts. (see page 70 of this Report)

All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)       (3)          Exhibits

3.1	a		Amended and Restated Certificate of Incorporation
3.2	a		Amended and Restated By-Laws
4.1	m	ª	Amendment to Amended and Restated Rights Plan dated November 13, 2009
4.2	b	ª	Amendment No. 2, dated March 20, 2006, to the Amended and Restated Rights Agreement
4.3	b	ª	Amended and Restated Rights Agreement with Continental Stock Transfer & Trust Company as amended through March 20, 2006
4.4	c		Specimen representing the Common Stock, par value $0.01 per share, of Hancock Fabrics, Inc..
4.5	c		Indenture between Hancock Fabrics, Inc. and Deutsche Bank National Trust Company
4.6	c		Master Warrant Agreement between Hancock Fabrics, Inc. and Continental Stock Transfer & Trust Company
4.7	c		Specimen representing the Floating Rate Secured notes of Hancock Fabrics, Inc.
4.8	c		Specimen representing the Warrants of Hancock Fabrics, Inc.
4.9	c		Form of Subscription Certificate for Rights
10.2	l
Form of Indemnification Agreements with members of Hancock Fabrics, Inc.’s Board of Directors; Carl E. Berg, Sam P. Cortez, Steven D. Scheiwe, and Harry D. Schulman; and named Executive Officers; Jane F. Aggers, Robert W. Driskell, Linda Gail Moore, and William A. Sheffield, Jr., dated August 1, 2008

10.3	d	ª	Form of Agreement (deferred compensation) with William A. Sheffield, Jr., dated June 13, 1996
10.4	*	ª	Transition Agreement, dated July 20, 2009 with Linda Gail Moore
10.5	e	ª	Supplemental Retirement Plan, as amended
10.6	d	ª	1996 Stock Option Plan
10.8	g	ª	Amended and Restated 2001 Stock Incentive Plan
10.9	*	ª	Amended and Restated 2001 Stock Incentive Plan, dated April 16, 2009
10.10	l	ª	Employment Agreement with Jane F. Aggers, effective as of August 1, 2008
10.11	i	ª	2004 Special Stock Plan

10.13	l
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

10.14	l
Pledge and Security Agreement (Corporations), dated August 1, 2008 by Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc., to and in favor of General Electric Capital Corporation, in its capacity as agent

10.15	l
Pledge and Security Agreement (LLCs), dated August 1, 2008 by Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc., to and in favor of General Electric Capital Corporation, in its capacity as agent

10.16	l
Trademark Collateral Assignment and Security Agreement, dated August 1, 2008, by and among Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc. and General Electric Capital Corporation, in its capacity as agent

10.17	l
Guarantee, dated August 1, 2008, by Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc. in favor of General Electric Capital Corporation, in its capacity as agent

10.18	l	+	Deposit Account Control Agreement, dated August 1, 2008, by and among BancorpSouth Bank, Hancock Fabrics, Inc. and General Electric Capital Corporation, in its capacity as agent
10.19	l	+	Deposit Account Control Agreement (Elavon Account), dated August 1, 2008 by and among BancorpSouth Bank, Hancock Fabrics, Inc. and General Electric Capital Corporation, in its capacity as agent
10.25	k	ª	Form of Amendment to the Deferred Compensation Agreement for William A. Sheffield, Jr.
10.26	l	ª	Form of Amendment to the Deferred Compensation Agreement for William A. Sheffield, Jr.
10.27	c		Subscription Agent Agreement, dated June 17, 2008 between Hancock Fabrics, Inc. and Wunderlich Securities, Inc.
10.29	l	ª	Form of Change in Control Agreement (SVP)
10.30	*	ª	Form of Change in Control Agreement, dated May 5, 2009 between Hancock Fabrics, Inc. and Susan D. Zewicke
18.1	*		Preferability Letter from Burr, Pilger & Mayer LLP – an Independent Registered Public Accounting Firm
21	*		Subsidiaries of the Registrant.
23.1	*		Consent of Burr Pilger Mayer, Inc. – an Independent Registered Public Accounting Firm
31.1	*		Certification of Chief Executive Officer.
31.2	*		Certification of Chief Financial Officer.
32	*		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*  Filed herewith.
+  Information redacted pursuant to a confidential treatment request. Omitted portions have been filed separately with the SEC.

Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a	Form 8–K filed July 31, 2008
b	Form 8–K filed March 26, 2006
c	Form S-1/A filed June 19, 2008
d	Form 10–K filed April 23, 1997 (File No. 001-09482)
e	Form 10–K filed April 25, 1995 (File No. 001-09482)
f	Form 10–K filed April 27, 2000 (File No. 001-09482)
g	Form 10-Q filed September 15, 2008
h	Form 10-K filed April 15, 2005
i	Form S-8 filed April 15, 2005
j	Form 8-K filed December 9, 2005
k	Form 10–K filed April 17, 2008
l	Form 10–K filed April 9, 2009
m	Form 8–K filed November 17, 2009

ª	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK FABRICS, INC.

By:	/s/ Jane F. Aggers
Jane F. Aggers
President, Director and Chief Executive Officer
(Principal Executive Officer) April 1, 2010

By:	/s/ Robert W. Driskell
Robert W. Driskell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer) April 1, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Jane F. Aggers	April 1, 2010
Jane F. Aggers
President, Director and
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert W. Driskell	April 1, 2010
Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Steven D. Scheiwe	April 1, 2010
Steven D. Scheiwe
Director

/s/ Sam P. Cortez	April 1, 2010
Sam P. Cortez
Director

/s/ Harry D. Schulman	April 1, 2010
Harry D. Schulman
Director

/s/ Neil S. Subin	April 1, 2010
Neil S. Subin
Director

HANCOCK FABRICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS 2009, 2008, AND 2007
(In thousands)

		Additions
	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance Ending of Year
For the year ended January 30, 2010
Allowance for doubtful accounts	$-	$-	$-	$-	$-
Reserve for sales returns	126	-	-	(17)	109
Reserve for lower of cost or market inventory	434	232	-	-	666
Reserves for store closings	1,219	-	2	(875)	346
Asset retirement obligations	313	1	-	-	314

For the year ended January 31, 2009
Allowance for doubtful accounts	$56	$-	$-	$(56)	$-
Reserve for sales returns	128	-	-	(2)	126
Reserve for lower of cost or market inventory	344	90	-	-	434
Reserves for store closings	5,396	(1,842)	9	(2,344)	1,219
Asset retirement obligations	319	-	-	(6)	313

For the year ended February 2, 2008
Allowance for doubtful accounts	$56	$-	$-	$-	$56
Reserve for sales returns	194	62	-	(128)	128
Reserve for lower of cost or market inventory	338	118	-	(112)	344
Reserves for store closings	1,864	4,477	-	(945)	5,396
Asset retirement obligations	476	-	-	(157)	319