Form 10-Q
period 2010-05-01
HANCOCK FABRICS INC
filed 2010-06-03
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes ☒     No ☐

As of June 2, 2010, there were 19,917,654, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Table of Contents

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	May 1,	May 2,	January 30,
(in thousands, except for share amounts)	2010	2009	2010(1)
Assets
Current assets:
Cash and cash equivalents	$2,573	$2,242	$2,493
Receivables, less allowance for doubtful accounts	3,165	2,968	3,469
Inventories	93,003	100,582	91,495
Prepaid expenses	2,162	1,341	1,485
Total current assets	100,903	107,133	98,942

Property and equipment, net	41,700	44,063	41,687
Goodwill	3,210	3,210	3,210
Other assets	4,325	5,533	4,707
Total assets	$150,138	$159,939	$148,546

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,271	$18,680	$18,638
Accrued liabilities	12,859	14,001	15,113
Other pre-petition obligations	824	1,842	1,193
Total current liabilities	36,954	34,523	34,944

Long-term debt obligations, net	27,627	43,088	26,942
Capital lease obligations	3,159	3,256	3,184
Postretirement benefits other than pensions	2,199	2,208	2,150
Pension and SERP liabilities	27,286	22,212	27,017
Other liabilities	6,892	7,979	7,097
Total liabilities	104,117	113,266	101,334

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized;
33,308,944, 33,064,070, and 33,283,944 issued and 19,915,813,
19,695,803 and 19,902,148 outstanding, respectively	333	331	333
Additional paid-in capital	89,293	88,273	89,128
Retained earnings	125,394	124,025	126,695
Treasury stock, at cost, 13,393,131, 13,368,267, and
13,381,796 shares held, respectively	(153,723)	(153,684)	(153,698)
Accumulated other comprehensive loss	(15,276)	(12,272)	(15,246)
Total shareholders’ equity	46,021	46,673	47,212
Total liabilities and shareholders’ equity	$150,138	$159,939	$148,546

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year January 30, 2010.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 1,	May 2,
(in thousands, except per share amounts)	2010	2009
Net Sales	$63,103	$64,069
Cost of goods sold	35,370	35,157
Gross profit	27,733	28,912

Selling, general and administrative expense	26,644	27,181
Depreciation and amortization	1,072	1,089
Operating income	17	642

Reorganization expense, net	196	239
Interest expense, net	1,144	1,334
Loss from continuing operations before income taxes	(1,323)	(931)
Income taxes	-	-
Loss from continuing operations	(1,323)	(931)
Earnings from discontinued operations (net of tax expense of $0 and $0)	22	49

Net loss	$(1,301)	$(882)
Basic and diluted loss per share:
Loss from continuing operations	$(0.07)	$(0.05)
Earnings from discontinued operations	0.00	0.00
Net loss	$(0.07)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	19,590	19,219

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders’
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance January 30, 2010	33,283,944	$333	$89,128	$126,695	(13,381,796)	$(153,698)	$(15,246)	$47,212
Comprehensive loss:
Net loss				(1,301)				(1,301)
Minimum pension, SERP and
OPEB liabilities, net of taxes of $0							(30)	(30)
Total comprehensive loss								(1,331)
Stock options exercised	5,000		8					8
Issuance of restricted stock	20,000		-					-
Purchase of treasury stock					(11,335)	(25)		(25)
Stock compensation expense			126					126
Amortization of directors’ fees			31					31
Balance May 1, 2010	33,308,944	$333	$89,293	$125,394	(13,393,131)	$(153,723)	$(15,276)	$46,021

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	Thirteen Weeks Ended
	May 1,	May 2,
(in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(1,301)	$(882)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	1,567	1,583
Amortization of deferred loan costs	62	62
Amortization of bond discount	583	583
Interest paid-in-kind on notes	-	346
Stock compensation expense	157	256
Reserve for store closings credits, including interest expense	(33)	(87)
Other	133	(63)
Reorganization expense, net	196	239
(Increase) decrease in assets
Receivables and prepaid expenses	(373)	807
Inventory at current cost	(1,602)	3,619
Other noncurrent assets	320	(780)
Increase (decrease) in liabilities
Accounts payable	4,633	(2,759)
Accrued liabilities	(2,315)	(1,144)
Postretirement benefits other than pensions	(222)	257
Long-term pension and SERP liabilities	510	197
Other liabilities	(234)	(299)
Net cash provided by operating activities before reorganization activities	2,081	1,935
Net cash provided by (used for) reorganization activities	(244)	109
Net cash provided by operating activities	1,837	2,044
Cash flows from investing activities:
Additions to property and equipment	(1,599)	(649)
Proceeds from the disposition of property and equipment	9	4
Net cash used for investing activities	(1,590)	(645)
Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	102	(820)
Payments for pre-petition liabilities and other	(269)	(675)
Net cash used for financing activities	(167)	(1,495)
Increase (decrease) in cash and cash equivalents	80	(96)
Cash and cash equivalents:
Beginning of period	2,493	2,338
End of period	$2,573	$2,242
Supplemental disclosures:
Cash paid during the period for:
Interest	$509	$333
Income taxes	200	-
Non-cash activities:
Noncash change in funded status of benefit plans	$(30)	$(50)

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 –  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of May 1, 2010, Hancock operated 266 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to first quarter 2010 and first quarter 2009 are for the 13 week periods ended May 1, 2010 and May 2, 2009, respectively.

Basis of Presentation

We maintain our financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31.

The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 30, 2010 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2010. The accompanying (a) consolidated balance sheet as of January 30, 2010, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of May 1, 2010, and May 2, 2009, and our consolidated results of operations and cash flows for the thirteen weeks ended May 1, 2010, and May 2, 2009.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an update to Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  This update became effective for the Company beginning the 13-month ended May 1, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for the Company with the reporting period beginning the fiscal year 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

The FASB issued Accounting Standards Update 2010-12 (ASU), which codifies an SEC Staff Announcement relating to accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act under ASC 740, “Income Taxes.” Management completed its assessment and adoption of ASU 2010-12 in the first quarter of 2010, and determined it has no impact on the Company.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to May 1, 2010. None of these new standards had or is expected to have a significant impact on Hancock’s Consolidated Financial Statements.

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

Pre-petition obligations (in thousands):

	May 1,	May 2,	January 30,
	2010	2009	2010
Real estate claims	$99	$1,117	$468
Professional fee claim	725	725	725
Total pre-petition claims	$824	$1,842	$1,193

NOTE 3 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen weeks ended May 1, 2010 and May 2, 2009 (in thousands):

	Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009
Service costs	$107	$103	$17	$12
Interest cost	1,139	1,228	33	44
Expected return on assets	(959)	(805)	-	-
Amortization of prior service costs	-	-	(199)	(193)
Recognized net actuarial (gain) loss	240	210	(72)	(67)
Net periodic benefit cost	$527	$736	$(221)	$(204)

At May 1, 2010, the fair value of the assets held by the pension plan was $53.6 million reflecting a $300,000 decrease from January 30, 2010.

Based on management’s assessment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the Acts) as they relate to the Company’s Postretirement Benefit Plan, management does not believe the impact of this legislation is a significant event and believes the Acts will not materially impact costs in subsequent periods.

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

As of May 1, 2010, there were outstanding warrants for 9,485,600 shares with an exercise price of $1.12 and stock options for 1,575,562 shares with a weighted average exercise price of $3.12, which would be included in the computation of common stock equivalents for diluted earnings per share, if the impact was not anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended
per share amounts)	May 1,	May 2,
	2010	2009
Basic and diluted loss per share:
Net loss	$(1,301)	$(882)

Weighted average number of common shares outstanding during period	19,590,236	19,218,596

Basic and diluted loss per share	$(0.07)	$(0.05)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 6.5 million and 11.2 million for the first quarter of 2010 and 2009.

NOTE 5 – RESERVE FOR STORE CLOSINGS AND DISCONTINUED OPERATIONS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs. At May 1, 2010, the total reserve balance, which is included in current liabilities, represents the present value of the future net lease obligations for the locations which have been closed.

The activity in the reserve is as follows (in thousands):

		Addition to
	January 30,	(Reduction in)			May 1,
	2010	Reserve	Interest	Payments	2010

Lease obligations	$346	$(33)	$1	$(188)	$126

During the thirteen weeks ended May 1, 2010 and May 2, 2009 income of $22,000 and $49,000, respectively was recognized in earnings from discontinued operations for the settlement of claims on stores closed in prior years. This was the result of changes in the closed store reserve due to settlement of certain real estate bankruptcy claims.

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

NOTE 7 – LONG-TERM DEBT OBLIGATIONS

At May 1, 2010, the Company had outstanding borrowings of $13.7 million under its revolving credit facility (the “Revolver”) with General Electric Capital Corporation, which has a maturity date of August 1, 2013. Outstanding standby letters of credit were $5.9 million, outstanding documentary letters of credit were $1.8 million and availability was $43.5 million at May 1, 2010. The Revolver is collateralized by a fully perfected first priority security interest in all real and personal, tangible and intangible assets of the Company.  The Company is not subject to any financial covenants pursuant to the Revolver.

At the Company’s option, any portion of the outstanding borrowings under the Revolver can bear interest at LIBOR - based rates plus an applicable margin, or a floating interest rate plus the applicable margins. At May 1, 2010, the Company had $9.0 million of its outstanding borrowings at a LIBOR-based interest rate of 1.87%

In addition to the Revolver, the Company has $21.6 million of Floating Rate Secured Notes (the “Notes”) outstanding at May 1, 2010. The Notes mature on August 1, 2013, are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Interest on the Notes is payable quarterly at a rate of LIBOR plus 4.5%. For the quarterly interest period ended May 1, 2009 the Company had the option and elected to make the interest payment in-kind by issuing additional Notes totaling $346,000. An additional $0.6 million of interest expense has been recorded in the first quarter of 2010 and 2009 related to the amortization of the discount recorded at the time of issuance of the Notes. As of May 1, 2010 the balance of the unamortized discount was $7.6 million.

NOTE 8 – SUBSEQUENT EVENTS

The Company has assessed and disclosed reportable subsequent events, if any, as of June 3, 2010, in connection with the financial statements for the period ended May 1, 2010.

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

The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed in our Annual Report on Form 10-K filed with the SEC on April 1, 2010 under Item 1A. Risk Factors.  Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.  Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We are one of the largest fabric retailers in the United States, operating 266 stores in 37 states as of May 1, 2010.  Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects.

Overview

Financial highlights include:

●
Net sales for the first quarter of fiscal 2010 were $63.1 million compared to $64.1 million for first quarter of fiscal 2009, and comparable store sales decreased 2.0% in the first quarter of 2010 and increased 2.3% in the first quarter of 2009.

●	Our online sales for the first quarter of fiscal 2010, which are included in the comparable sales number above, increased 9.8% to $1.0 million.

●	Gross margin for the first quarter of fiscal 2010 was 43.9% compared with 45.1% for the first quarter of fiscal 2009.

●	Operating income was $17,000 in the first quarter of fiscal 2010 compared to $0.6 million in the first quarter of fiscal 2009.

●	Net loss was $1.3 million, or $0.07 per basic share, in the first quarter of fiscal 2010 compared to a net loss of $0.9 million, or $0.05 per share in the first quarter of fiscal 2009.

●
The amount of cash generated from operations before reorganization activities increased by $146,000 to $2.1 million during the first thirteen weeks of fiscal 2010 compared to the same period of fiscal 2009.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended
	May 1,		May 2,
	2010		2009

Net sales (in thousands)	$63,103		$64,069

Gross margin percentage	43.9%		45.1%

Number of stores
Open at end of period(1)	266		264
Comparable stores at period end (2)	264		263

Sales growth
All retail outlets	(1.5	) %	0.4%
Comparable retail outlets (2)	(2.0	) %	2.3%

Total store square footage at period end (in thousands)	3,809		3,784

Net sales per total square footage	$16.57		$16.93

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

	Thirteen Weeks Ended
	May 1,		May 2,
	2010		2009
Net Sales	100.0%		100.0%
Cost of goods sold	56.1		54.9
Gross profit	43.9		45.1
Selling, general and administrative expense	42.2		42.4
Depreciation and amortization	1.7		1.7
Operating income (loss)	0.0		1.0
Reorganization expense, net	0.3		0.4
Interest expense, net	1.8		2.1
Loss from continuing operations before income taxes	(2.1)		(1.5)
Income taxes	-		-
Income from discontinued operations	0.0		0.1
Net loss	(2.1	) %	(1.4	) %

Net Sales

	Thirteen Weeks Ended
(in thousands)	May 1,	May 2,
	2010	2009

Retail comparable store base	$61,519	$62,883
New stores	576	-
Closed stores	-	269
E-Commerce	1,008	917

Total net sales	$63,103	$64,069

The retail comparable store base above consists of the stores which were included in the comparable sales computation for the current period. The first quarter 2010 comparable sales (excluding e-commerce) decrease of 2.2% was the result of a 0.8% decrease in transaction count and a 0.9% decline in average ticket. Sales were adversely impacted by the aggressive discounting of slower moving seasonal fashion merchandise and the continued economic downturn, which has hindered the sales of home decorating fabrics and accessories.

One store has opened since the first quarter of 2009 and two stores have reopened which were closed due to building damage.  The sales from these locations are included in net sales.

The Company launched a new e-commerce platform in August 2008, which continues to drive our e-commerce business. In addition, we created and filled a Vice-President of e-Commerce position during the quarter. This new position is responsible for all aspects of our e-commerce operation including merchandising, marketing and operations. Sales in the first quarter of fiscal 2010 were up 9.9% compared to the same period of 2009.

Our merchandise mix has had minimal change year over year, as reflected in the table below.  We attribute the downward shift in home decorating to the continuing national economic difficulties which limit the amount of discretionary income available to purchase higher ticket fabrics required for decorating.

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009

Apparel Fabrics	27%	27%
Home Decorating	20%	22%
Quilting/Craft	26%	26%
Notions and Accessories	27%	25%
	100%	100%

Gross Margin

Costs of goods sold include:

●	the cost of merchandise

●	inventory rebates and allowances including term discounts

●	inventory shrinkage and valuation adjustments

●	freight charges

●	costs associated with our sourcing operations, including payroll and related benefits

●	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the first quarter of fiscal 2010 and 2009 are as follows:

		Thirteen Weeks Ended
	May 1,	% of	May 2,	% of
(in thousands)	2010	Sales	2009	Sales

Net sales	$63,103	100.0%	$64,069	100.0%

Merchandise cost	30,258	48.0%	29,728	46.4%
Freight	1,999	3.2%	1,798	2.8%
Sourcing and warehousing	3,113	4.9%	3,631	5.7%

Gross Profit	$27,733	43.9%	$28,912	45.1%

We experienced an increase of 160 basis points in the direct cost of merchandise compared to the first quarter of 2009.  This is a result of increased clearance and promotional activity during the first quarter of 2010 as compared to the same period of the prior year.

Freight expense increased by 40 basis points in the first quarter 2010 compared to the first quarter 2009.  This increase was the result of increased shipments from the Company’s distribution center to retail stores as compared to the same period of the prior year.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period and the rate at which inventory turns. The cost decrease for the first quarter of 2010 compared to the same period in 2009 is primarily due to the change in inventory turns during the first quarters of 2010 and 2009, which influence the amount of sourcing and warehousing costs capitalized in inventory.

In total, gross margin decreased by 120 basis points in the first quarter 2010 from first quarter 2009 levels.

Sales, General & Administrative Expenses

Sales, general & administrative expenses include:

●	payroll and related benefits (for our store operations, field management, and corporate functions)

●	advertising

●	general and administrative expenses

●	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

●	operating costs of our headquarter facilities

●	other expense (income)

Specific components of sales, general & administrative expenses include:

		Thirteen Weeks Ended
	May 1,	% of	May 2,	% of
(in thousands)	2010	Sales	2009	Sales

Retail store labor costs	$9,985	15.8%	$10,066	15.7%
Advertising	2,418	3.8%	2,111	3.3%
Store occupancy	7,321	11.6%	7,364	11.5%
Retail SG&A	4,694	7.4%	5,011	7.8%
Corp SG&A	2,226	3.6%	2,629	4.1%

Total SG&A	$26,644	42.2%	$27,181	42.4%

Retail Store Labor Costs – The Company store labor costs decreased during the first thirteen weeks of 2010 with two additional stores in operation as compared to the same period in 2009, although the expense as a percentage of sales did not leverage due to the decline in total sales.  These savings resulted from reductions in benefit costs.

Advertising – The variance in advertising expense for the first quarter 2010 compared to the same period in 2009 is due to the addition of digital media, which shifts the expenditure from later in the year. We believe this medium will appeal to a younger customer than traditional print advertising.

Store Occupancy – These costs have remained relatively constant despite the renewal of a significant number of leases over the past twelve months.  Significant effort has been incurred to restructure rents as a result of the current commercial real estate market.  These efforts in some cases resulted in rent reductions, concessions on future escalations, and term extensions.

Retail SG&A – First quarter 2010 expenses compared to first quarter 2009 decreased primarily due to a reduction in insurance claims and the shifting of inventory service costs to later periods. These savings were partially offset by incremental housekeeping expenses.

Corporate SG&A – The first quarter 2010 corporate costs declined due to the reduction of employment related costs.

Reorganization Expenses, Net

		Thirteen Weeks Ended
	May 1,	% of	May 2,	% of
(in thousands)	2010	Sales	2009	Sales

Reorganization expense, net	$196	0.3%	$239	0.4%

Reorganization expenses are comprised of the cost of professional fees associated with our bankruptcy proceedings.  With limited bankruptcy issues remaining, these costs are not expected to be significant going forward and are expected to end in 2010.

Interest Expense, Net

		Thirteen Weeks Ended
(in thousands)	May 1,	% of	May 2,	% of
	2010	Sales	2009	Sales
Interest expense, net	$1,144	1.8%	$1,334	2.1%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases.  Our current credit facilities consist of both an asset-based facility and a subordinated-debt facility.  Interest expense for the first quarter 2010 and first quarter 2009 include $0.6 million of note discount amortization. In addition, first quarter 2009 includes $346,000 of interest paid with the issuance of additional notes.  Excluding these non-cash items, interest expense for the first quarter of 2010 was $0.6 million or 0.9% of sales compared to $0.4 million or 0.6% of sales in first quarter 2009.

Income Taxes

The Company did not recognize any income tax benefit during the first quarter of fiscal 2010 or 2009 given the uncertainty in realizing the future benefit. As of May 1, 2010, January 30, 2010 and May 2, 2009 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

Liquidity and Capital Resources

Hancock’s primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility.  Funds for such purposes have historically been generated from Hancock’s operations, short-term trade credit in the form of extended payment terms from suppliers for inventory purchases, and borrowings from commercial lenders.

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

Hancock’s cash flow related information as of the first thirteen weeks of fiscal 2010 and 2009 follows (in thousands):

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009

Net cash flows provided (used):
Operating activites	$1,837	$2,044
Investing activities	(1,590)	(645)
Financing activites	(167)	(1,495)

Operating Activities

Net cash inflows provided by operating activities during the first thirteen weeks of 2010 decreased by $207,000 compared to the first thirteen weeks of 2009.  The net decrease resulted from an increase in the Company’s net loss, an increase in inventory and a decrease in accrued liabilities offset by an increase in accounts payable.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.  Capital expenditures during the first thirteen weeks 2010 increased by $0.9 million from the first thirteen weeks of 2009. Expenditures for the first thirteen weeks of 2010 consisted primarily of store fixtures related to three relocations and fixtures for new product lines compared to two store remodels completed during the first thirteen weeks of 2009.

Financing Activities

Cash provided by operations for the first thirteen weeks of 2010 supplemented by $102,000 of borrowings from the Revolver were used to make payments of $269,000 on pre-petition obligations as well as to finance store capital expenditures.

Credit Facilities

The following should be read in conjunction with Note 7 to the Consolidated Financial Statements included in this report and Note 8 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2010.

As of May 1, 2010, the Company had outstanding borrowings under the Revolver of $13.7 million and outstanding letters of credit of $7.7 million.  Additional amounts available to borrow at that time were $43.5 million.

As of May 1, 2010, the Note balance was $21.6 million and the unamortized discount on Notes Payable related to warrants issued was $7.6 million.

Off-Balance Sheet Arrangements

Hancock has no off-balance sheet financing arrangements. Hancock leases its retail fabric store locations mainly under non-cancelable operating leases.  Four of the Company’s store leases qualified for capital lease treatment. Future payments under the operating leases are appropriately excluded from the Company’s balance sheet.  Capital lease obligations are, however, reflected on the Company’s balance sheet.

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit.  At May 1, 2010, Hancock had commitments of $1.8 million on documentary letters of credit under the facility, which support purchase orders for merchandise.  Hancock also has $5.9 million on standby letters of credit to guarantee payment of potential insurance claims.  Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

The Company has no standby repurchase obligations or guarantees of other entities’ debt.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Related Party Transactions

See Note 18 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2010, for details regarding the sole related party transaction that the Company has entered into.

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the thirteen week periods ended May 1, 2010 and May 2, 2009.

Effects of Inflation

Inflation in labor and occupancy costs could significantly affect Hancock’s operations.  Many of Hancock’s employees are paid hourly rates related to federal and state minimum wage requirements; accordingly, any increases in those requirements will affect Hancock.  In addition, payroll taxes, employee benefits, and other employee costs continue to increase, and the full impact of the recently enacted health care reform legislation will not be known for several years.  Health insurance costs, in particular, continue to rise at a high rate in the United States each year, and higher employer contributions to Hancock’s pension plan could be necessary if investment returns are weak.  Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase.  Hancock believes the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs, and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

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

Hancock did not hold derivative financial or commodity instruments at May 1, 2010.

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

As of May 1, 2010, the Company had borrowings outstanding of approximately $13.7 million under the Revolver.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $137,000, assuming borrowings under the Revolver of $13.7 million as existed at May 1, 2010.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters was paid by the issuance of additional notes at a rate equal to LIBOR plus 5.50%, which resulted in the capitalization of $1.6 million into the balance.

The Company will pay the subsequent interest payments on the Notes in cash, the next payment date being August 2, 2010.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase $216,000, based on balance of the Notes of $21.6 million at May 1, 2010.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the thirteen week period ended May 1, 2010. As of May 1, 2010, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our President  and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, our Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q as of May 1, 2010), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation and as a result of the remediation activities completed during fiscal 2008, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of May 1, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors listed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,485 shares purchased under this authorization through May 1, 2010, and the number of shares that may yet be purchased under this authorization is 243,515.

The Registrant did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

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

Date: June 3, 2010

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