Form 10-Q
period 2010-07-31
HANCOCK FABRICS INC
filed 2010-08-31
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☒     No ☐

As of August 28, 2010, there were 20,026,861, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Table of Contents

Hancock Fabrics, Inc.,
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	July 31,	August 1,	January 30,
(in thousands, except for share amounts)	2010	2009	2010 (1)
Assets
Current assets:
Cash and cash equivalents	$3,163	$2,724	$2,493
Receivables, less allowance for doubtful accounts	3,082	3,479	3,469
Inventories	104,598	99,952	91,495
Prepaid expenses	2,228	2,263	1,485
Total current assets	113,071	108,418	98,942

Property and equipment, net	41,944	43,042	41,687
Goodwill	3,210	3,210	3,210
Other assets	4,084	5,293	4,707
Total assets	$162,309	$159,963	$148,546

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$23,530	$20,308	$18,638
Accrued liabilities	13,933	14,567	15,113
Pre-petition obligations	730	1,748	1,193
Total current liabilities	38,193	36,623	34,944

Long-term debt obligations, net	38,959	42,670	26,942
Capital lease obligations	3,132	3,233	3,184
Postretirement benefits other than pensions	2,243	2,251	2,150
Pension and SERP liabilities	27,553	22,720	27,017
Other liabilities	6,835	7,848	7,097
Total liabilities	116,915	115,345	101,334

Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 33,364,125, 33,139,070 and 33,283,944 issued and 19,967,163, 19,758,075 and 19,902,148 outstanding, respectively	334	331	333
Additional paid-in capital	89,460	88,558	89,128
Retained earnings	124,637	121,748	126,695
Treasury stock, at cost, 13,396,962, 13,380,995 and 13,381,796 shares held, respectively	(153,730)	(153,697)	(153,698)
Accumulated other comprehensive loss	(15,307)	(12,322)	(15,246)
Total shareholders' equity	45,394	44,618	47,212
Total liabilities and shareholders' equity	$162,309	$159,963	$148,546

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 30, 2010.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(in thousands, except per share amounts)	2010	2009	2010	2009

Sales	$60,455	$59,581	$123,558	$123,650
Cost of goods sold	31,596	32,265	66,966	67,422
Gross profit	28,859	27,316	56,592	56,228

Selling, general and administrative expense	27,172	26,919	53,816	54,100
Depreciation and amortization	1,097	1,127	2,169	2,216
Operating income (loss)	590	(730)	607	(88)

Reorganization expense, net	158	171	354	410
Interest expense, net	1,196	1,376	2,340	2,710
Loss from continuing operations before income taxes	(764)	(2,277)	(2,087)	(3,208)
Income taxes	-	-	-	-
Loss from continuing operations	(764)	(2,277)	(2,087)	(3,208)
Earnings from discontinued operations (net of tax expense of $0, $0, $0 and $0)	7	-	29	49
Net loss	$(757)	$(2,277)	$(2,058)	$(3,159)

Basic and diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.12)	$(0.10)	$(0.16)
Earnings from discontinued operations	-	-	-	-
Net loss	$(0.04)	$(0.12)	$(0.10)	$(0.16)

Weighted average shares outstanding:
Basic and diluted	19,649	19,272	19,627	19,245

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
Balance January 30, 2010	33,283,944	$333	$89,128	$126,695	(13,381,796)	$(153,698)	$(15,246)	$47,212
Comprehensive loss:
Net loss				(2,058)				(2,058)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							(61)	(61)
Total comprehensive loss								(2,119)
Stock options exercised	10,181	1	14					15
Issuance of restricted stock	70,000	-	-					-
Stock compensation expense			215					215
Amortization of directors' stock fees			103					103
Purchase of treasury stock					(15,166)	(32)		(32)
Balance July 31, 2010	33,364,125	$334	$89,460	$124,637	(13,396,962)	$(153,730)	$(15,307)	$45,394

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-six Weeks Ended
	July 31,	August 1,
(in thousands)	2010	2009

Cash flows from operating activities:
Net loss	$(2,058)	$(3,159)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	3,222	3,187
Amortization of deferred loan costs	124	124
Amortization of bond discount	1,165	1,165
Interest paid-in-kind by issuance of notes payable	-	694
Stock compensation expense	318	541
Reserve for store closings credits, including interest expense	(45)	302
Other	99	(81)
Reorganization expense, net	354	410
(Increase) decrease in assets
Receivables and prepaid expenses	(371)	(615)
Inventory at current cost	(13,147)	4,260
Other noncurrent assets	499	(589)
Increase (decrease) in liabilities
Accounts payable	4,802	(1,770)
Accrued liabilities	(1,148)	(193)
Postretirement benefits other than pensions	(448)	(480)
Long-term pension and SERP liabilities	1,016	1,434
Other liabilities	(345)	(178)
Net cash provided by (used in) operating activities before reorganization activities	(5,963)	5,052
Net cash used for reorganization activities	(385)	(504)
Net cash provided by (used in) operating activities	(6,348)	4,548
Cash flows from investing activities:
Additions to property and equipment	(3,451)	(1,265)
Proceeds from the disposition of property and equipment	17	9
Net cash used in investing activities	(3,434)	(1,256)
Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	10,852	(2,166)
Payments for pre-petition liabilities and other	(400)	(740)
Net cash provided by (used in) financing activities	10,452	(2,906)
Increase in cash and cash equivalents	670	386
Cash and cash equivalents:
Beginning of period	2,493	2,338
End of period	$3,163	$2,724
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,014	$720
Income taxes	300	-
Non-cash activities:
Noncash change in funded status of benefit plans	$(61)	$(100)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 –  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of July 31, 2010, Hancock operated 266 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to second quarter 2010 and second quarter 2009 are for the 13 week periods ended July 31, 2010 and August 1, 2009, respectively. References to twenty-six weeks 2010, first half 2010 or 2010, and twenty-six weeks 2009, first half 2009 or 2009 are for the 26 week periods ended July 31, 2010 and August 1, 2009, respectively.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of July 31, 2010, and August 1, 2009, and our consolidated results of operations and cash flows for the twenty-six weeks ended July 31, 2010, and August 1, 2009.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an update to Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  This update became effective for the Company beginning the 13-month period ended May 1, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for the Company with the reporting period beginning fiscal year 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

The FASB issued ASU 2010-12 (ASU), which codifies an SEC Staff Announcement relating to accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act under ASC 740, “Income Taxes.” Management completed its assessment and adoption of ASU 2010-12 in the first quarter of 2010, and determined it has no impact on the Company.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to July 31, 2010. None of these new standards had or is expected to have a significant impact on Company’s Consolidated Financial Statements.

NOTE 2 – PROCEEDINGS UNDER CHAPTER 11 AND RELATED FINANCINGS

On March 21, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On August 1, 2008 (the “Effective Date”), the Company’s Plan of Reorganization (the “Plan”) became effective and the Company emerged from bankruptcy protection. On August 17, 2010 the Final Decree was approved by the United State Bankruptcy Court closing the bankruptcy case of the Company.

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

Pre-petition obligations (in thousands):

	July 31,	August 1,	January 30,
	2010	2009	2010
Real estate claims	$5	$1,023	$468
Professional fee claim	725	725	725
Total pre-petition claims	$730	$1,748	$1,193

NOTE 3 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 (in thousands):

	Retirement Plan		Postretirement Benefit Plan		Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009	2010	2009	2010	2009
Service costs	$107	$102	$17	$12	$214	$205	$34	$24
Interest cost	1,139	1,228	33	44	2,278	2,456	65	88
Expected return on assets	(959)	(804)	-	-	(1,918)	(1,609)	-	-
Amortization of prior service costs	-	-	(199)	(193)	-	-	(398)	(386)
Recognized net actuarial (gain) loss	240	210	(72)	(68)	480	420	(144)	(135)
Net periodic benefit cost (gain)	$527	$736	$(221)	$(205)	$1,054	$1,472	$(442)	$(409)

At July 31, 2010, the fair value of the assets held by the pension plan was $51.0 million reflecting a $2.8 million decrease from January 30, 2010.

Based on management’s assessment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) as they relate to the Company’s Postretirement Benefit Plan, management does not believe the impact of this legislation is a significant event to the Company and believes the Acts will not materially impact costs in subsequent periods.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is presented for basic and diluted earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to holders of common stock by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The additional shares in the diluted per share calculations are computed based upon the Treasury Stock method.

As of July 31, 2010, there were outstanding warrants for 9,485,600 shares with an exercise price of $1.12 and stock options for 1,543,474 shares with a weighted average exercise price of $3.09, which would be included in the computation of common stock equivalents for diluted earnings per share, if the impact were not anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended		Twenty-six Weeks Ended
per share amounts)	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Basic and diluted loss per share:
Net loss	$(757)	$(2,277)	$(2,058)	$(3,159)

Weighted average number of common shares outstanding during period	19,648,694	19,271,598	19,626,553	19,245,097

Basic and diluted loss per share	$(0.04)	$(0.12)	$(0.10)	$(0.16)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 4.7 and 10.7 million for the second quarters and 5.6 and 11.0 million for the twenty-six weeks of 2010 and 2009, respectively.

NOTE 5 – RESERVE FOR STORE CLOSINGS AND DISCONTINUED OPERATIONS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs. At July 31, 2010, the total reserve balance, which is included in accrued liabilities, represents the present value of the future net lease obligations for the locations which have been closed.

The activity in the reserve is as follows (in thousands):

	January 30,	Reduction in			July 31,
	2010	Reserve	Interest	Payments	2010

Lease obligations	$346	$(46)	$1	$(212)	$89

During the twenty-six weeks ended July 31, 2010 and August 1, 2009 income of $29,000 and $49,000, respectively was recognized in earnings from discontinued operations for the settlement of claims on stores closed in prior years. This was the result of changes in the closed store reserve due to settlement of certain real estate bankruptcy claims.

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

NOTE 7 – LONG-TERM DEBT OBLIGATIONS

At July 31, 2010, the Company had outstanding borrowings of $24.4 million under its revolving credit facility (the “Revolver”) with General Electric Capital Corporation, which has a maturity date of August 1, 2013. Outstanding standby letters of credit were $6.6 million, outstanding documentary letters of credit were $1.6 million and availability was $38.2 million at July 31, 2010. The Revolver is collateralized by a fully perfected first priority security interest in all real and personal, tangible and intangible assets of the Company.  The Company is not subject to any financial covenants pursuant to the Revolver.

At the Company’s option, any portion of the outstanding borrowings under the Revolver can bear interest at LIBOR - based rates plus an applicable margin, or a floating interest rate plus the applicable margins. At July 31, 2010, the Company had $17.0 million of its outstanding borrowings at a LIBOR-based interest rate of 1.97%

In addition to the Revolver, the Company has $21.6 million of Floating Rate Secured Notes (the “Notes”) outstanding at July 31, 2010. The Notes mature on August 1, 2013, are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Interest on the Notes is payable quarterly at a rate of LIBOR plus 4.5%. For the quarterly interest periods ended May 1, 2009 and August 1, 2009 the Company had the option and elected to make the interest payment in-kind by issuing additional Notes totaling $0.7 million. An additional $1.2 million of interest expense was recorded for the first half of 2010 and 2009 related to the amortization of the discount recorded at the time of issuance of the Notes. As of July 31, 2010 the balance of the unamortized discount was $7.0 million.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to July 31, 2010 through the date the financial statements were issued for potential recognition or disclosure. We did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed, consolidated financial statements other than the closure of the bankruptcy case as discussed in Note 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance.  In general, forward-looking statements are identified by such words or phrases as “anticipates,” “believes,” “approximates,” “estimates,” “expects,” “intends” or “plans” or the negative of those words or other similar terminology.  Forward-looking statements involve inherent risks and uncertainties; our actual results could differ materially from those expressed in our forward-looking statements.

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

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We are one of the largest fabric retailers in the United States, operating 266 stores in 37 states and an internet store under the domain name hancockfabrics.com as of July 31, 2010.  Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects.

Overview

Financial highlights include:

•
Net sales for the second quarter of fiscal 2010 were $60.5 million compared to $59.6 million for the second quarter of fiscal 2009, and comparable store sales increased 0.7% in the second quarter of 2010 compared to a decrease of 4.2% in the second quarter of 2009.

•	Our online sales for the second quarter of fiscal 2010, which are included in the comparable sales number above, increased 7.0% to $0.8 million.

•	Gross margin for the second quarter of fiscal 2010 was 47.7% compared with 45.8% for the second quarter of fiscal 2009.

•	Operating income was $0.6 million in the second quarter of fiscal 2010 compared to a loss of $0.7 million in the second quarter of fiscal 2009.

•	Net loss was $0.8 million, or $0.04 per basic share, in the second quarter of fiscal 2010 compared to a net loss of $2.3 million, or $0.12 per basic share in the second quarter of fiscal 2009.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	July 31,	August 1,		July 31,		August 1,
	2010	2009		2010		2009

Net sales (in thousands)	$60,455	$59,581		$123,558		$123,650

Gross margin percentage	47.7%	45.8%		45.8%		45.5%

Number of stores
Open at end of period (1)	266	264		266		264
Comparable stores at period end (2)	264	262		264		262

Sales growth
All retail outlets	1.5%	(6.6	) %	(0.1	) %	(3.1	) %
Comparable retail outlets (3)	0.7%	(4.2	) %	(0.7	) %	(0.9	) %

Total store square footage at period end (in thousands)	3,816	3,772		3,816		3,772

Net sales per total square footage	$15.84	$15.80		$32.38		$32.78

(1)	Open store count does not include the internet store.

(2)
A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable sales.

(3)	Comparable sales growth computation also includes net sales derived from e-commerce.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of sales.  This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31,		August 1,		July 31,		August 1,
	2010		2009		2010		2009
Sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	52.3		54.2		54.2		54.5
Gross profit	47.7		45.8		45.8		45.5
Selling, general and administrative expense	44.9		45.2		43.6		43.8
Depreciation and amortization	1.8		1.8		1.7		1.8
Operating income (loss)	1.0		(1.2)		0.5		(0.1)
Reorganization expense, net	0.3		0.3		0.3		0.3
Interest expense, net	2.0		2.3		1.9		2.2
Loss from continuing operations before income taxes	(1.3)		(3.8)		(1.7)		(2.6)
Income taxes	-		-		-		-
Income from discontinued operations	-		-		-		-
Net loss	(1.3	) %	(3.8	) %	(1.7	) %	(2.6	) %

Net Sales

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Retail comparable store base	$59,091	$58,738	$120,609	$121,620
E-Commerce	807	754	1,815	1,672
Comparable sales	$59,898	$59,492	$122,424	$123,292
New stores	557	-	1,134	-
Closed stores	-	89	-	358
Total net sales	$60,455	$59,581	$123,558	$123,650

The retail comparable store base above consists of the stores which were included in the comparable sales computation for the current period. The second quarter 2010 retail comparable sales increase of 0.6% was the result of a 0.4% increase in transaction count and a 0.2% improvement in average ticket. Sales in both apparel and craft fabrics and non-sewing products led the sales improvement.

Sales provided by our e-commerce channel increased 7.0% in the second quarter and have increased 8.6% in the first half of fiscal 2010.  We continue to reap the benefit of our new platform which was launched in 2008 as well as receiving a lift from adding a Vice-President of e-commerce to our team in the first quarter.

New stores includes results for one store prior to reaching its 53rd week anniversary which occurred in the  second quarter of 2010 and two stores which were closed during the prior year due to building damage.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Apparel and Craft Fabrics	42%	41%	42%	41%
Home Decorating Fabrics	14%	15%	14%	15%
Sewing Accessories	27%	29%	28%	28%
Non-Sewing Products	17%	15%	16%	16%
	100%	100%	100%	100%

Gross Margin

Costs of goods sold include:

•	the cost of merchandise;

•	inventory rebates and allowances including term discounts;

•	inventory shrinkage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations, including payroll and related benefits; and

•	costs associated with receiving, processing, and warehousing merchandise.

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the second quarter and first twenty-six weeks of fiscal 2010 and 2009 are as follows:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31,	% of	August 1,	% of	July 31,	% of	August 1,	% of
(in thousands)	2010	Sales	2009	Sales	2010	Sales	2009	Sales

Total net sales	$60,455	100.0%	$59,581	100.0%	$123,558	100.0%	$123,650	100.0%

Merchandise cost	27,442	45.5%	27,380	46.0%	57,700	46.7%	57,108	46.2%
Freight	1,713	2.8%	1,730	2.9%	3,712	3.0%	3,528	2.9%
Sourcing and warehousing	2,441	4.0%	3,155	5.3%	5,554	4.5%	6,786	5.4%

Gross Profit	$28,859	47.7%	$27,316	45.8%	$56,592	45.8%	$56,228	45.5%

Merchandise cost decreased 50 basis points in the second quarter of 2010 compared to the same period of 2009, due to a reduction in promotional activity and reduced product costs. For the first half of 2010 merchandise cost was 50 basis points higher than 2009 as a result of first quarter discounting that was initiated to address inventory mix issues in select categories.

Freight costs included in cost of goods sold have remained relatively constant for the quarter and year.  The Company has experienced limited freight pricing pressure for imported goods.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period and the rate at which inventory is shipped out, or turns. The cost decrease for the second quarter and first half of 2010 compared to the same periods in 2009 are primarily due to the change in inventory turns during those periods, which influence the amount of sourcing and warehousing costs capitalized in inventory.  Actual sourcing and warehousing costs incurred during the quarter and for the year are not significantly different than in the prior year.

In total, gross margin increased by 190 basis points in the second quarter 2010 from second quarter 2009, and increased 30 basis points for the first twenty-six weeks of 2010 over the first twenty-six weeks of 2009.

Sales, General & Administrative Expenses

Sales, general & administrative expenses include:

•	payroll and related benefits (for our store operations, field management, and corporate functions);

•	advertising;

•	general and administrative expenses;

•	occupancy, including rent, common area maintenance, taxes and insurance for our retail locations;

•	operating costs of our headquarter facilities; and

•	other expense (income).

Specific components of sales, general & administrative expenses include:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31,	% of	August 1,	% of	July 31,	% of	August 1,	% of
(in thousands)	2010	Sales	2009	Sales	2010	Sales	2009	Sales

Retail store labor costs	$10,013	16.6%	$10,164	17.1%	$19,998	16.2%	$20,231	16.4%
Advertising	2,236	3.7%	2,496	4.2%	4,654	3.8%	4,607	3.7%
Store occupancy	7,359	12.2%	7,326	12.3%	14,681	11.9%	14,690	11.9%
Retail SG&A	5,168	8.5%	4,812	8.1%	9,861	8.0%	9,824	8.0%
Corp SG&A	2,396	3.9%	2,121	3.5%	4,622	3.7%	4,748	3.8%

Total SG&A	$27,172	44.9%	$26,919	45.2%	$53,816	43.6%	$54,100	43.8%

Retail Store Labor Costs – The store labor costs decreased during the second quarter and first twenty-six weeks of 2010, despite two additional stores in operation as compared to the same period in 2009.  These savings resulted from a continued emphasis on costs control.

Advertising – Certain advertising costs were shifted from the second quarter to the first quarter of fiscal 2010.  Year to date expenses are consistent with the prior year.

Store Occupancy – These costs have remained relatively constant despite the renewal of a significant number of leases over the past twelve months.  We have made significant efforts to restructure rents as a result of the current commercial real estate market.  These efforts in some cases resulted in rent reductions, concessions on future escalations, and term extensions.

Retail SG&A – Second quarter 2010 expenses increased primarily due to an increase in insurance claims and the shifting of inventory service costs from the first quarter of 2010.  Costs for the first half of the year have remained constant year over year.

Corporate SG&A – The second quarter 2009 corporate costs were reduced by the write-off of previously accrued bankruptcy claims related to continuing operations.  Excluding this non-recurring item, expenses are consistent with the prior year second quarter.  The marginal decrease for the first half is a result of the reduction in incentive compensation accruals for the current year.

Reorganization Expenses, Net

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31,	% of	August 1,	% of	July 31,	% of	August 1,	% of
(in thousands)	2010	Sales	2009	Sales	2010	Sales	2009	Sales

Reorganziation expense, net	$158	0.3%	$171	0.3%	$354	0.3%	$410	0.3%

Reorganization expenses are comprised of the cost of professional fees associated with our bankruptcy proceedings.  With the closure of our bankruptcy proceedings and limited bankruptcy issues remaining, these costs are not expected to be significant going forward and are expected to end in 2010.

Interest Expense, Net

	Thirteen Weeks Ended				Twenty-six Weeks Ended
(in thousands)	July 31,	% of	August 1,	% of	July 31,	% of	August 1,	% of
	2010	Sales	2009	Sales	2010	Sales	2009	Sales
Interest expense, net	$1,196	2.0%	$1,376	2.3%	$2,340	1.9%	$2,710	2.2%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases.  Our current credit facilities consist of both an asset-based facility and a subordinated-debt facility.  Interest expense for the second quarter 2010 and 2009, and the first twenty-six weeks of 2010 and 2009 included note discount amortization of $0.6 million and $1.2 million, respectively. In addition, interest was paid with the issuance of additional notes of $346,000 in the second quarter 2009 and $0.7 million in the first twenty-six weeks of 2009.  Excluding these non-cash items, interest expense for the second quarter of 2010 was $0.6 million or 1.0% of sales compared to $0.4 million or 0.7% of sales in second quarter 2009, and $1.2 million or 1.0% of sales in the first half of 2010 compared to $0.9 million or 0.7% of sales in the first twenty-six weeks of 2009.

Income Taxes

The Company did not recognize any income tax benefit during the first half of fiscal 2010 or 2009 given the uncertainty in realizing the future benefit. As of July 31, 2010, January 30, 2010 and August 1, 2009 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

Liquidity and Capital Resources

Hancock's primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and the Company’s distribution facility.  Funds for such purposes have historically been generated from Hancock's operations, short-term trade credit in the form of extended payment terms from suppliers for inventory purchases, and borrowings from commercial lenders.

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

Hancock’s cash flow related information for the first twenty-six weeks of fiscal 2010 and 2009 follows (in thousands):

	Twenty-six Weeks Ended
	July 31,	August 1,
	2010	2009

Net cash flows provided (used):
Operating activites	$(6,348)	$4,548
Investing activities	(3,434)	(1,256)
Financing activites	10,452	(2,906)

Operating Activities

Net cash inflows provided by operating activities during the first twenty-six weeks of 2010 decreased by $10.9 million compared to the first twenty-six weeks of 2009.  The net decrease occurred due to the seasonal inventory buildup and the addition of merchandise for an expanded craft assortment being tested in 14 stores which was partially offset by an increase in accounts payable.  The seasonal inventory buildup for 2009 occurred later in the year and was less pronounced than the 2010 buildup.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.  Capital expenditures during the first twenty-six weeks 2010 increased by $2.2 million from the first twenty-six weeks of 2009. Expenditures for 2010 consisted primarily of store fixtures related to six relocations, fixtures for new product lines and point of sale (POS) equipment upgrades compared to two new store locations, five store remodels and technology upgrades completed during the first twenty-six weeks of 2009.

Financing Activities

Borrowings from the Revolver of $10.9 million were used to finance inventory purchases and capital expenditures during the first twenty-six weeks of 2010.

Credit Facilities

The following should be read in conjunction with Note 7 to the Consolidated Financial Statements included in this report and Note 8 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2010.

As of July 31, 2010, the Company had outstanding borrowings under the Revolver of $24.4 million and outstanding letters of credit of $8.2 million.  Additional amounts available to borrow at that time were $38.2 million.

As of July 31, 2010, the Note balance was $21.6 million and the unamortized discount on Notes Payable related to warrants issued was $7.0 million.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit.  At July 31, 2010, Hancock had commitments of $1.6 million on documentary letters of credit under the facility, which support purchase orders for merchandise.  Hancock also has $6.6 million on standby letters of credit to guarantee payment of potential insurance claims.  Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

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

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during either of the twenty-six week periods ended July 31, 2010 and August 1, 2009.

Effects of Inflation

Inflation in labor and occupancy costs could significantly affect Hancock's operations.  Many of Hancock's employees are paid hourly rates related to federal and state minimum wage requirements; accordingly, any increases in those requirements will affect Hancock.  In addition, payroll taxes, employee benefits, and other employee costs continue to increase, and the full impact of the recently enacted health care reform legislation will not be known for several years.  Health insurance costs, in particular, continue to rise at a high rate in the United States each year, and higher employer contributions to Hancock’s pension plan could be necessary if investment returns are weak.  Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase.  Hancock believes the practice of maintaining adequate operating margins through a combination of product price adjustments and cost controls, careful evaluation of occupancy needs, and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

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

Hancock did not hold derivative financial or commodity instruments at July 31, 2010.

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

As of July 31, 2010, the Company had borrowings outstanding of approximately $24.4 million under the Revolver.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $244,000, assuming borrowings under the Revolver of $24.4 million as existed at July 31, 2010.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters was paid by the issuance of additional notes at a rate equal to LIBOR plus 5.50%, which resulted in the capitalization of $1.6 million into the balance.

The Company will pay the subsequent interest payments on the Notes in cash, the next payment date being November 1, 2010.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase $216,000, based on balance of the Notes of $21.6 million at July 31, 2010.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs, although this risk did not significantly impact the twenty-six week period ended July 31, 2010. As of July 31, 2010, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of July 31, 2010, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 21, 2007, the Company and its affiliated debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. The reorganization case was administered under the caption ”In re Hancock Fabrics, Inc., et al., Case No. 07-10353 (BLS).”  On June 10, 2008, the Company filed its joint plan of reorganization (Docket No. 2746) (as modified and including all documents ancillary thereto, the “Plan”) and, thereafter, its related court-approved notice of plan confirmation hearing.  On July 22, 2008, the court entered an order confirming the Plan (Docket No. 2996).  On August 1, 2008, the Plan became effective, and the Company emerged from bankruptcy protection. On August 17, 2010 the Court issued the Final Decree closing the bankruptcy case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,485 shares purchased under this authorization through July 31, 2010, and the number of shares that may yet be purchased under this authorization is 243,515.

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

Date:    August 30, 2010

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