Form 10-Q
period 2010-10-30
HANCOCK FABRICS INC
filed 2010-12-09
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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
Yes ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒     No ☐

As of December 6, 2010, there were 20,031,710, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Hancock Fabrics, Inc.,
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	October 30,	October 31,	January 30,
(in thousands, except for share amounts)	2010	2009	2010 (1)
Assets
Current assets:
Cash and cash equivalents	$3,702	$4,265	$2,493
Receivables, less allowance for doubtful accounts	3,412	3,952	3,469
Inventories	106,328	103,864	91,495
Prepaid expenses	2,794	2,269	1,485
Total current assets	116,236	114,350	98,942

Property and equipment, net	42,047	42,758	41,687
Goodwill	3,210	3,210	3,210
Other assets	2,330	5,131	4,707
Total assets	$163,823	$165,449	$148,546

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$28,462	$25,838	$18,638
Accrued liabilities	12,776	15,840	15,113
Pre-petition obligations	730	1,744	1,193
Total current liabilities	41,968	43,422	34,944

Long-term debt obligations, net	35,039	37,821	26,942
Capital lease obligations	3,103	3,209	3,184
Postretirement benefits other than pensions	2,262	2,270	2,150
Pension and SERP liabilities	27,848	23,227	27,017
Other liabilities	6,731	7,678	7,097
Total liabilities	116,951	117,627	101,334

Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized;33,449,125, 33,193,070 and 33,283,944 issued and 20,051,861,19,811,306 and 19,902,148 outstanding, respectively	334	332	333
Additional paid-in capital	89,581	88,780	89,128
Retained earnings	125,997	124,780	126,695
Treasury stock, at cost, 13,397,264, 13,381,764and 13,381,796 shares held, respectively	(153,730)	(153,698)	(153,698)
Accumulated other comprehensive loss	(15,310)	(12,372)	(15,246)
Total shareholders' equity	46,872	47,822	47,212
Total liabilities and shareholders' equity	$163,823	$165,449	$148,546

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 30, 2010.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(in thousands, except per share amounts)	2010	2009	2010	2009

Sales	$73,454	$72,730	$197,012	$196,380
Cost of goods sold	41,236	38,946	108,202	106,368
Gross profit	32,218	33,784	88,810	90,012

Selling, general and administrative expense	28,254	28,211	82,070	82,311
Depreciation and amortization	1,144	1,064	3,313	3,280
Operating income	2,820	4,509	3,427	4,421

Reorganization expense, net	131	182	485	592
Interest expense, net	1,329	1,234	3,669	3,944
Income (loss) from continuing operations before income taxes	1,360	3,093	(727)	(115)
Income taxes	-	64	-	64
Income (loss) from continuing operations	1,360	3,029	(727)	(179)
Earnings from discontinued operations (net of tax expense of $0, $0, $0 and $0)	-	3	29	52
Net income (loss)	$1,360	$3,032	$(698)	$(127)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.07	$0.16	$(0.04)	$(0.01)
Earnings from discontinued operations	-	-	-	-
Net income (loss)	$0.07	$0.16	$(0.04)	$(0.01)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.06	$0.15	$(0.04)	$(0.01)
Earnings from discontinued operations	-	-	-	-
Net income (loss)	$0.06	$0.15	$(0.04)	$(0.01)

Weighted average shares outstanding:
Basic	19,739	19,427	19,676	19,306
Diluted	22,327	20,128	19,676	19,306

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
Balance January 30, 2010	33,283,944	$333	$89,128	$126,695	(13,381,796)	$(153,698)	$(15,246)	$47,212
Comprehensive loss:
Net loss				(698)				(698)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							(64)	(64)
Total comprehensive loss								(762)
Stock options exercised	10,181	1	14					15
Issuance of restricted stock	155,000	-	-					-
Stock compensation expense			297					297
Amortization of directors' stock fees			142					142
Purchase of treasury stock					(15,468)	(32)		(32)
Balance October 30, 2010	33,449,125	$334	$89,581	$125,997	(13,397,264)	$(153,730)	$(15,310)	$46,872

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Thirty-nine Weeks Ended
	October 30,	October 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(698)	$(127)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	4,887	4,788
Amortization of deferred loan costs	185	185
Amortization of bond discount	1,748	1,748
Interest paid-in-kind by issuance of notes payable	-	694
Stock compensation expense	439	764
Reserve for store closings credits, including interest expense	(44)	294
Other	344	(104)
Reorganization expense, net	485	592
(Increase) decrease in assets
Receivables and prepaid expenses	(1,252)	(1,091)
Inventory at current cost	(14,989)	323
Other noncurrent assets	2,055	(488)
Increase (decrease) in liabilities
Accounts payable	9,685	3,760
Accrued liabilities	(2,270)	1,063
Postretirement benefits other than pensions	(684)	(721)
Long-term pension and SERP liabilities	1,563	2,151
Other liabilities	(433)	(292)
Net cash provided by operating activities before reorganization activities	1,021	13,539
Net cash used for reorganization activities	(558)	(700)
Net cash provided by operating activities	463	12,839
Cash flows from investing activities:
Additions to property and equipment	(5,209)	(2,564)
Proceeds from the disposition of property and equipment	42	12
Net cash used in investing activities	(5,167)	(2,552)
Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	6,349	(7,598)
Payments for pre-petition liabilities and other	(436)	(762)
Net cash provided by (used in) financing activities	5,913	(8,360)
Increase in cash and cash equivalents	1,209	1,927
Cash and cash equivalents:
Beginning of period	2,493	2,338
End of period	$3,702	$4,265
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,669	$745
Income taxes	350	64
Non-cash activities:
Noncash change in funded status of benefit plans	$(64)	$(150)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 –  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of October 30, 2010, Hancock operated 266 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to third quarter 2010 and third quarter 2009 are for the 13 week periods ended October 30, 2010 and October 31, 2009, respectively. References to thirty-nine weeks 2010 or 2010, and thirty-nine weeks 2009 or 2009 are for the 39 week periods ended October 30, 2010 and October 31, 2009, respectively.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of October 30, 2010, and October 31, 2009, and our consolidated results of operations and cash flows for the thirty-nine weeks ended October 30, 2010, and October 31, 2009.

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

Several other new accounting standards became effective during the periods presented or will be effective subsequent to October 30, 2010. None of these new standards had or is expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

As of the Effective Date, in general and except as otherwise provided under the Plan, the Company was discharged and released from all claims and interests in accordance with the Plan.  The Plan provided for payment in full in cash plus interest, as applicable, or reinstatement of allowed administrative, secured, priority, and general unsecured claims in addition to the retention of ownership by holders of equity interest in the Company.  Therefore, there were no impaired classes of creditors or stockholders.

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

Pre-petition obligations (in thousands):

	October 30,	October 31,	January 30,
	2010	2009	2010
Real estate claims	$5	$1,019	$468
Professional fee claim	725	725	725
Total pre-petition claims	$730	$1,744	$1,193

Legal and professional fees associated with the administration of the bankruptcy proceedings are reflected as reorganization expenses on the statement of operations.

NOTE 3 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 (in thousands):

	Retirement Plan		Postretirement Benefit Plan		Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Service costs	$107	$102	$21	$12	$321	$307	$55	$36
Interest cost	1,169	1,228	34	44	3,447	3,684	99	132
Expected return on assets	(957)	(805)	-	-	(2,875)	(2,414)	-	-
Amortization of prior service costs	-	-	(200)	(193)	-	-	(597)	(579)
Recognized net actuarial (gain) loss	251	210	(55)	(67)	731	630	(199)	(202)
Net periodic benefit cost (gain)	$570	$735	$(200)	$(204)	$1,624	$2,207	$(642)	$(613)

At October 30, 2010, the fair value of the assets held by the pension plan was $52.8 million reflecting a $1.1 million decrease from January 30, 2010.

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

As of October 30, 2010, there were outstanding warrants for 9,485,600 shares with an exercise price of $1.12 and stock options for 1,600,094 shares with a weighted average exercise price of $2.96, which are included in the computation of common stock equivalents for diluted earnings per share, if the impact is not anti-dilutive.

COMPUTATION OF EARNINGS (LOSS) PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended		Thirty-nine Weeks Ended
per share amounts)	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$1,360	$3,032	$(698)	$(127)

Weighted average number of common shares outstanding during period	19,739,148	19,427,425	19,675,566	19,305,873

Basic earnings (loss) per share	$0.07	$0.16	$(0.04)	$(0.01)

Diluted earnings (loss) per share:
Net income (loss)	$1,360	$3,032	$(698)	$(127)

Weighted average number of common shares outstanding during period	19,739,148	19,427,425	19,675,566	19,305,873
Stock options	141,904	54,290	-	-
Warrants to purchase common stock	2,433,503	626,467	-	-
Restricted stock	12,539	19,344	-	-
Weighted average number of common shares outstanding during period adjusted for dilutive securities	22,327,094	20,127,526	19,675,566	19,305,873

Diluted earnings (loss) per share	$0.06	$0.15	$(0.04)	$(0.01)

Approximately 1.0 million shares of common stock equivalents were excluded from the diluted per share calculation for the thirteen week periods of 2010 and 2009 since the exercise price was in excess of the average stock price and the impact would be anti-dilutive.  For the thirty-nine weeks of 2010 and 2009, 11.0 million shares of common stock equivalents were excluded from the diluted per share calculation because the Company was in a loss position.

NOTE 5 – RESERVE FOR STORE CLOSINGS AND DISCONTINUED OPERATIONS

Reserves for store closings are established based on estimates of net lease obligations and other store closing costs. At October 30, 2010, the total reserve balance, which is included in accrued liabilities, represents the present value of the future net lease obligations for the locations which have been closed.

The activity in the reserve is as follows (in thousands):

	January 30,	Reduction in			October 30,
	2010	Reserve	Interest	Payments	2010

Lease obligations	$346	$(45)	$1	$(213)	$89

During the thirty-nine weeks ended October 30, 2010 and October 31, 2009 income of $29,000 and $52,000, respectively was recognized in earnings from discontinued operations for the settlement of claims on stores closed in prior years. This was the result of changes in the closed store reserve due to settlement of certain real estate bankruptcy claims.

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

NOTE 7 – LONG-TERM DEBT OBLIGATIONS

At October 30, 2010, the Company had outstanding borrowings of $19.9 million under its revolving credit facility (the “Revolver”) with General Electric Capital Corporation, which has a maturity date of August 1, 2013. Outstanding standby letters of credit were $7.2 million, outstanding documentary letters of credit were $1.5 million and availability was $49.8 million at October 30, 2010. The Revolver is collateralized by a fully perfected first priority security interest in all real and personal, tangible and intangible assets of the Company.  The Company is not subject to any financial covenants pursuant to the Revolver.

At the Company’s option, any portion of the outstanding borrowings under the Revolver can bear interest at LIBOR - based rates plus an applicable margin, or a floating interest rate plus the applicable margins. At October 30, 2010, the Company had $18.0 million of its outstanding borrowings at a LIBOR-based interest rate of 1.88%.

In addition to the Revolver, the Company has $21.6 million of Floating Rate Secured Notes (the “Notes”) outstanding at October 30, 2010. The Notes mature on August 1, 2013, are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Interest on the Notes is payable quarterly at a rate of LIBOR plus 4.5%. For the quarterly interest periods ended May 1, 2009 and August 1, 2009 the Company had the option and elected to make the interest payment in-kind by issuing additional Notes totaling $0.7 million. An additional $1.7 million of interest expense was recorded to date in each of 2010 and 2009 related to the amortization of the discount recorded at the time of issuance of the Notes. As of October 30, 2010 the balance of the unamortized discount was $6.4 million.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to October 30, 2010 through the date the financial statements were issued for potential recognition or disclosure. We did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed, consolidated financial statements.

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

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We are one of the largest fabric retailers in the United States, operating as of October 30, 2010, 266 stores in 37 states and an internet store under the domain name hancockfabrics.com.  Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects.

Overview

Financial highlights include:

•
Net sales for the third quarter of fiscal 2010 were $73.5 million compared to $72.7 million for the third quarter of fiscal 2009, and comparable store sales increased 0.3% in the third quarter of 2010 compared to an increase of 4.0% in the third quarter of 2009.

•	Our online sales for the third quarter of fiscal 2010, which are included in the comparable sales number above, increased 12.7% to $1.4 million.

•	Gross margin for the third quarter of fiscal 2010 was 43.9% compared to 46.5% for the third quarter of fiscal 2009.

•	Operating income was $2.8 million in the third quarter of fiscal 2010 compared to $4.5 million of operating income in the third quarter of fiscal 2009.

•	Net income was $1.4 million, or $0.07 per basic share, in the third quarter of fiscal 2010 compared to net income of $3.0 million, or $0.16 per basic share, in the third quarter of fiscal 2009.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Net sales (in thousands)	$73,454	$72,730	$197,012	$196,380

Gross margin percentage	43.9%	46.5%	45.1%	45.8%

Number of stores
Open at end of period (1)	266	265	266	265
Comparable stores at period end (2)	265	262	265	262

Sales growth
All retail outlets	1.0%	3.1%	0.3%	(0.9)%
Comparable retail outlets (3)	0.3%	4.0%	(0.3)%	0.9%

Total store square footage at period end (in thousands)	3,816	3,795	3,816	3,795

Net sales per total square footage	$19.25	$19.16	$51.63	$51.75

(1)	Open store count does not include the internet store.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.1	53.5	54.9	54.2
Gross profit	43.9	46.5	45.1	45.8
Selling, general and administrative expense	38.5	38.8	41.7	41.9
Depreciation and amortization	1.6	1.5	1.7	1.6
Operating income	3.8	6.2	1.7	2.3
Reorganization expense, net	0.2	0.2	0.2	0.3
Interest expense, net	1.8	1.7	1.9	2.0
Income (loss) from continuing operations before income taxes	1.8	4.3	(0.4)	-
Income taxes	-	0.1	-	-
Income from discontinued operations	-	-	-	-
Net income (loss)	1.8%	4.2%	(0.4)%	-%

Net Sales

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Retail comparable store base	$71,552	$71,460	$192,161	$193,080
E-Commerce	1,431	1,270	3,246	2,942
Comparable sales	72,983	72,730	195,407	196,022
New stores	471	-	1,605	-
Closed stores	-	-	-	358

Total net sales	$73,454	$72,730	$197,012	$196,380

The retail comparable store base above consists of the stores which were included in the comparable sales computation for the current period. The third quarter 2010 retail comparable sales increase of 0.1% was the result of a 0.4% increase in transaction count and a 0.4% decline in average ticket. Sales in both apparel and craft fabrics and non-sewing products led the sales improvement.

Sales provided by our e-commerce channel increased 12.7% in the third quarter and have increased 10.3% in the first thirty-nine weeks of fiscal 2010.  We continue to benefit from of our new platform which was launched in 2008.

New stores includes results for one store prior to reaching its 53rd week anniversary, which occurred in the second quarter of 2010, and two stores which were closed during the prior year due to building damage.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Apparel and Craft Fabrics	46%	45%	43%	43%
Home Decorating Fabrics	11%	12%	13%	14%
Sewing Accessories	26%	28%	27%	28%
Non-Sewing Products	17%	15%	17%	15%
	100%	100%	100%	100%

Gross Profit

Costs of goods sold include:

•	the cost of merchandise;

•	inventory rebates and allowances including term discounts;

•	inventory shrinkage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations, including payroll and related benefits; and

•	costs associated with receiving, processing, and warehousing merchandise.

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the third quarter and first thirty-nine weeks of fiscal 2010 and 2009 are as follows:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30,	% of	October 31,	% of	October 30,	% of	October 31,	% of
(in thousands)	2010	Sales	2009	Sales	2010	Sales	2009	Sales

Total net sales	$73,454	100.0%	$72,730	100.0%	$197,012	100.0%	$196,380	100.0%

Merchandise cost	35,374	48.3%	33,682	46.3%	93,074	47.2%	90,789	46.2%
Freight	2,303	3.1%	2,152	2.9%	6,015	3.1%	5,681	3.0%
Sourcing and warehousing	3,559	4.7%	3,112	4.3%	9,113	4.6%	9,898	5.0%

Gross Profit	$32,218	43.9%	$33,784	46.5%	$88,810	45.1%	$90,012	45.8%

Merchandise cost increased 200 basis points in the third quarter of 2010 compared to the same period of 2009, due to promotional activity during the period. For the first thirty-nine weeks of 2010 merchandise cost was 100 basis points higher than 2009 as a result of first quarter discounting that was initiated to address inventory mix issues in select categories and promotional activity in the third quarter.

Freight costs included in cost of goods sold have remained relatively constant for the quarter and year.  The Company has experienced limited freight pricing pressure for imported goods.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period and the rate at which inventory is shipped out, or inventory turns. The cost differences for the third quarter and first thirty-nine weeks of 2010 compared to the same periods in 2009 are primarily due to the change in inventory turns during those periods, which influence the amount of sourcing and warehousing costs capitalized in inventory.  Actual sourcing and warehousing costs incurred during the quarter and for the year are not significantly different than in the prior year.

In total, gross margin decreased by 260 basis points in the third quarter 2010 from third quarter 2009, and decreased 70 basis points for the first thirty-nine weeks of 2010 from the first thirty-nine weeks of 2009.

Sales, General & Administrative Expenses

Sales, general & administrative expenses include:

•	payroll and related benefits (for our store operations, field management, and corporate functions);

•	advertising;

•	general and administrative expenses;

•	occupancy, including rent, common area maintenance, taxes and insurance for our retail locations;

•	operating costs of our headquarters facilities; and

•	other expense (income).

Specific components of sales, general & administrative expenses include:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30,	% of	October 31,	% of	October 30,	% of	October 31,	% of
(in thousands)	2010	Sales	2009	Sales	2010	Sales	2009	Sales

Retail store labor costs	$10,575	14.4%	$10,446	14.4%	$30,573	15.5%	$30,677	15.6%
Advertising	2,557	3.5%	2,359	3.2%	7,211	3.7%	6,965	3.5%
Store occupancy	7,467	10.2%	7,363	10.1%	22,148	11.2%	22,053	11.2%
Retail SG&A	5,551	7.6%	5,454	7.5%	15,412	7.8%	15,279	7.9%
Corp SG&A	2,104	2.8%	2,589	3.6%	6,726	3.5%	7,337	3.7%

Total SG&A	$28,254	38.5%	$28,211	38.8%	$82,070	41.7%	$82,311	41.9%

Retail Store Labor Costs – The store labor costs remained constant during the third quarter and first thirty-nine weeks of 2010, despite two additional stores in operation as compared to the same period in 2009.  These savings resulted from a continued emphasis on costs control.

Advertising – Advertising costs increased for the third quarter and first thirty-nine weeks of 2010 due to costs related to in-store signage.

Store Occupancy – These costs have remained relatively constant despite the renewal of a significant number of leases over the past twelve months.  We have made significant efforts to restructure rents as a result of the current commercial real estate market.  These efforts in some cases resulted in rent reductions, concessions on future escalations, and term extensions.

Retail SG&A – Costs for the third quarter and first thirty-nine weeks of the year have remained constant year over year.

Corporate SG&A – The third quarter 2010 corporate costs were reduced by the write-off of previously accrued incentive compensation amounts. The decrease for the first thirty-nine weeks of 2010 as compared to 2009 is a result of the absence of incentive compensation accruals for the current year.

Reorganization Expenses, Net

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30,	% of	October 31,	% of	October 30,	% of	October 31,	% of
(in thousands)	2010	Sales	2009	Sales	2010	Sales	2009	Sales

Reorganziation expense, net	$131	0.2%	$182	0.2%	$485	0.2%	$592	0.3%

Reorganization expenses are comprised of the cost for professional services associated with our bankruptcy proceedings.  With the closure of our bankruptcy proceedings, these costs are not expected to continue in subsequent periods.

Interest Expense, Net

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(in thousands)	October 30,	% of	October 31,	% of	October 30,	% of	October 31,	% of
	2010	Sales	2009	Sales	2010	Sales	2009	Sales
Interest expense, net	$1,329	1.8%	$1,234	1.7%	$3,669	1.9%	$3,944	2.0%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases.  Our current credit facilities consist of both an asset-based facility and a subordinated-debt facility.  Interest expense for the third quarter 2010 and 2009, and the first thirty-nine weeks of 2010 and 2009 included a non-cash charge for note discount amortization of $0.6 million and $1.7 million, respectively. In addition, interest was paid with the issuance of additional notes of $0.7 million in the first thirty-nine weeks of 2009.  Excluding these non-cash items, interest expense for the third quarter of 2010 was $0.7 million or 1.0% of sales compared to $0.7 million or 0.9% of sales in third quarter 2009, and $1.9 million or 1.0% of sales in the first thirty-nine weeks of 2010 compared to $1.5 million or 0.8% of sales for the same period of 2009.

Income Taxes
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(in thousands)	October 30,	% of	October 31,	% of	October 30,	% of	October 31,	% of
	2010	Sales	2009	Sales	2010	Sales	2009	Sales
Income taxes	$-	0.0%	$64	0.1%	$-	0.0%	$64	0.0%

The Company did not recognize any income tax expense or benefit during the first thirty-nine weeks of fiscal 2010 based on the year to date results. Income tax expense for 2009 represents alternative minimum tax (AMT), which cannot be fully offset by the net operating loss carryforward of the Company. ASC 740, “Income Taxes”, requires the AMT be recognized as a tax credit carryforward to be utilized against income taxes in a future period when income taxes exceed AMT. The AMT credit may be carried forward with no expiration. Since the realization of future tax credit carryforwards is dependent upon profitable future operations, the Company has in essence recognized a full valuation allowance against such credits and treated the payment of AMT as tax expense. AMT expense will be recognized when the Company reports a profit on a year to date basis.

As of October 30, 2010, January 30, 2010 and October 31, 2009 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

Hancock’s cash flow related information for the first thirty-nine weeks of fiscal 2010 and 2009 follows:

	Thirty-nine Weeks Ended
	October 30,	October 31,
(in thousands)	2010	2009

Net cash flows provided (used):
Operating activites	$463	$12,839
Investing activities	(5,167)	(2,552)
Financing activites	5,913	(8,360)

Operating Activities

Net cash inflows provided by operating activities during the first thirty-nine weeks of 2010 decreased by $12.4 million compared to the first thirty-nine weeks of 2009.  The net decrease occurred primarily due to the seasonal inventory buildup and the addition of merchandise for an expanded craft assortment being tested in 15 stores which was partially offset by an increase in accounts payable.  The seasonal inventory buildup for 2009 was less pronounced than the 2010 buildup.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.  Capital expenditures during the first thirty-nine weeks 2010 increased by $2.6 million from the first thirty-nine weeks of 2009. Expenditures for 2010 consisted primarily of store fixtures related to six relocations, fixtures for new product lines and point of sale (POS) equipment upgrades compared to three new store locations, five store remodels and technology upgrades completed during the first thirty-nine weeks of 2009.

Financing Activities

Borrowings from the Revolver of $6.3 million net of pre-petition obligations payments of $0.4 million were used to finance inventory purchases and capital expenditures during the first thirty-nine weeks of 2010. For the thirty-nine weeks ended October 31, 2009 the cash provided by operating activities provided funds to reduce the Revolver balance by $7.6 million and pay $0.7 million of pre-petition obligations.

Credit Facilities

The following should be read in conjunction with Note 7 to the Consolidated Financial Statements included in this report and Note 8 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2010.

As of October 30, 2010, the Company had outstanding borrowings under the Revolver of $19.9 million and outstanding letters of credit of $8.7 million.  Additional amounts available to borrow at that time were $49.8 million.

As of October 30, 2010, the Note balance was $21.6 million and the unamortized discount on Notes Payable related to warrants issued was $6.4 million.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit.  At October 30, 2010, Hancock had commitments of $1.5 million on documentary letters of credit under the facility, which support purchase orders for merchandise.  Hancock also has $6.4 million on standby letters of credit to guarantee payment of potential insurance claims and $0.8 million which secures an outstanding pre-petition obligation.  Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

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

Hancock did not hold derivative financial or commodity instruments at October 30, 2010.

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

As of October 30, 2010, the Company had borrowings outstanding of approximately $19.9 million under the Revolver.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $199,000, assuming borrowings under the Revolver of $19.9 million as existed at October 30, 2010.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters was paid by the issuance of additional notes at a rate equal to LIBOR plus 5.50%, which resulted in the capitalization of $1.6 million into the balance.

The Company will pay the subsequent interest payments on the Notes in cash, the next payment date being February 1, 2011.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase $216,000, based on balance of the Notes of $21.6 million at October 30, 2010.

Foreign Currency Risk

The Company either directly or indirectly purchases product from several foreign countries. All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs. This risk did not significantly impact the thirty-nine week period ended October 30, 2010, however product costs in the near-term could be adversely impacted by devaluation of the U.S. dollar. As of October 30, 2010, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

ITEM 4. CONTROLS AND PROCEDURES

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of October 30, 2010, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 30, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,485 shares purchased under this authorization through October 30, 2010, and the number of shares that may yet be purchased under this authorization is 243,515.

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

Date:    December 9, 2010

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