Form 10-K
period 2011-01-29
HANCOCK FABRICS INC
filed 2011-04-26
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended January 29, 2011
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

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common stock ($.01 par value)
Purchase Rights
Warrants to Purchase Common Stock

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
Large accelerated filer  ☐  Accelerated filer  ☐   Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Our common stock is traded through broker-to-broker exchanges on the OTC Markets (formerly known as the “Pink Sheets”), a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities.  The aggregate market value of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates, based on 19,046,451 shares of common stock outstanding and the price of $1.73 per share on July 31, 2010 (the last business day of the Registrant’s most recently completed second quarter) was $32,950,360.  Such aggregate market value was computed by reference to the closing sale price of our common stock as reported on the OTC Markets on such date. For purposes of making this calculation only, we have defined “affiliates” as including all directors and executive officers, but excluding any institutional stockholders owning more than ten percent of our common stock.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒     No  ☐

As of April 25, 2011, there were 20,068,543 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after January 29, 2011.

With the exceptions of those portions that are not specifically incorporated herein by reference, the aforesaid document is not deemed filed as part of this report.

HANCOCK FABRICS, INC.
2010 ANNUAL REPORT ON FORM 10-K

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

PART I

Except as otherwise stated, the information contained in this report is given as of January 29, 2011, the end of our latest fiscal year. The words “Hancock Fabrics, Inc.,” “Hancock,” the “Company,” “we,” “our” and “us” refer to Hancock Fabrics, Inc. and, unless the context requires otherwise, to our subsidiaries.  Our fiscal year ends on the Saturday closest to January 31 and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2010” or “2010” refers to the fiscal year ended January 29, 2011).  Fiscal years consist of 52 weeks, unless noted otherwise.

Item 1.  BUSINESS

General

Hancock Fabrics, Inc., a Delaware corporation, was incorporated in 1987 as a successor to the retail and wholesale fabric business of Hancock Textile Co., Inc., a Mississippi corporation and a wholly owned subsidiary of Lucky Stores, Inc., a Delaware corporation (“Lucky”).

Founded in 1957, we operated as a private company until 1972 when we were acquired by Lucky.  We became a publicly owned company as a result of the distribution of shares of common stock to the shareholders of Lucky on May 4, 1987.

The Company is one of the largest fabric retailers in the United States, with 2010 sales of $275.5 million. We are a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We believe that providing a large assortment of fabric and other items, combined with expert in-store sewing advice, provides us with a competitive advantage. We operated 265 stores in 37 states and an internet store located on our website with the domain name www.hancockfabrics.com  as of January 29, 2011.

Business Strategy

Our goal is to profitably expand our position as a leading authority in fabric and sewing. The Company has transitioned to a company which is committed to increasing shareholder value. The following are certain operating strategies which we are implementing to achieve our goals.

Expand our sales categories.

While our current merchandise assortment positions the Company as the leader in certain fabric categories, there are still other sub-categories in which we are perceived as a preferred provider but not the authority.  As we move forward, we will continue to expand our offerings in categories (craft as an example) we deem important to our customers while maintaining our leadership in the categories where we currently excel.

Increase comparable sales to existing customers.

Our retail associates are being coached in order to place more emphasis on suggesting additional products and services to our customers. We will continue to train and incentivize our retail team to drive positive comparable sales regardless of the economic climate. We have numerous incentive programs in place to motivate our retail team, including a cash bonus program for regional and store management, as well as numerous in store contests which provide cash and non-cash incentives for store associates.

Leverage our vendor relationships into superior partnerships.

Many of our vendor relationships have been cultivated by over fifty years of dealings. These long standing relationships will continue to be a strategic advantage to Hancock going forward, as we leverage greater vendor managed programs such as consigned inventory and as we continue to be the beneficiary of extended payment terms with higher discounts and increased rebate and allowance programs.

Provide centralized support throughout the organization.

As a result of the Company’s wholesale heritage, a decentralized structure was in place for over 50 years.  Moving forward, management continues to develop a series of best practices (“one best way”) in our stores and our corporate environment.  These processes allow our store personnel to become increasingly more efficient in operating our stores which provides them with incremental time to spend servicing our customers. We have also experienced greater consistency across the Company as we benefit from centralized buying, merchandising and marketing.  We intend to continue these operating efficiencies.

Increase utilization of Information Technology to manage the business.

Over the last five years, significant improvements have been made in both the quality and quantity of operating information to which we now have access.  The Company is still making significant strides in our ability to harness this information into meaningful business intelligence.  We will continue to drive this evolution to include supply chain management and retail efficiencies as we move forward.  This continuing transformation will allow management to have a greater level of detailed information when making operating decisions and to grow the business accordingly.

Enhance customer experience

Many of our stores will see merchandise and fixture enhancements over the next two years.  This will allow customers to shop with a greater degree of mobility throughout our stores.  We will also insure that the flow, adjacency, consistency, classification, cleanliness, and signing of all our merchandise and stores will be greatly enhanced for all our customers.

Operations

Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics and home accent pieces), quilting materials, and notions (which include sewing aids and accessories such as zippers, buttons, threads, sewing machines, and patterns).

Our stores are primarily located in strip shopping centers.  During 2010, we closed one store, opened one store, remodeled 12 stores, and relocated seven existing stores.

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

Contract trucking firms, common carriers, and parcel delivery are used to deliver merchandise to our warehouse.  These types of carriers are also used to deliver merchandise from our warehouse and vendors to our retail stores.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers.  We have no long-term contracts for the purchase of merchandise and did not purchase more than 4% of our merchandise from any one supplier during 2010. We purchased approximately 15% of our merchandise from our top five suppliers in fiscal year 2010.

Competition

We are among the largest fabric retailers in the United States, serving our customers in their quest for apparel and craft sewing, quilting, home decorating, and other artistic undertakings.  Our stores compete with other specialty fabric and craft retailers, such as Jo-Ann Stores, Inc., and selected mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics and craft supply items. In addition, alternative methods of selling fabrics and crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop.  We compete on the basis of price, selection, quality, service and location.  We believe that our continued commitment to providing a large assortment of fabric and other items that are affordable, complete, and unique, combined with the expert sewing advice available in each of our stores, provides us with a competitive advantage in the industry.

Information Technology

Hancock is committed to using information technology to improve operations and efficiency and to enhance the customer shopping experience.  In 2009, continuing our commitment to technology, we began the implementation of inventory auto replenishment at the store level and also enhanced our product classifications to provide better visibility to our product mix. In 2010, we continued to improve efficiency and productivity by leveraging this and other technology.  Inventory auto replenishment was expanded, which in return lowered inventory levels in our distribution center and improved in-stock in stores.  A refresh of point-of-sale hardware improved the performance of store systems and provided us a new platform on which to build applications.  New systems to manage fabric cuts and coupons increased productivity at point-of-sale, thereby improving the overall checkout process.  Our focus remains on inventory control and labor reduction through the implementation and use of efficient systems.

Service Mark

We operate our stores under the service mark “Hancock Fabrics,” which we have registered with the United States Patent and Trademark Office.

Seasonality

Our business is seasonal.  Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer months.

Employees

At January 29, 2011, we employed approximately 4,300 people on a full-time and part-time basis.  Approximately 4,000 of those employees work in our retail stores.  The remaining employees work in the Baldwyn headquarters, warehouse, and distribution facility.  We do not have any employees covered under collective bargaining agreements.

Government Regulation

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions.  A significant number of our employees are paid at rates related to federal and state minimum wages and, accordingly, any increase in the minimum wage would affect our labor cost.

Environmental Law Compliance

Our operations and properties are subject to federal, state and local environmental laws and regulations, including those relating to the handling, storage and disposal of chemicals, wastes and other regulated materials, release of pollutants into the air, soil and water, the remediation of contaminated sites and public disclosure of information regarding certain regulated materials. Failure to comply with environmental requirements could result in fines or penalties, as well as investigatory or remedial liabilities and claims for alleged personal injury or property damage. Some environmental laws impose strict, and under some circumstances joint and several liability, for costs of investigation and remediation of contaminated sites on current and prior owners or operators of the sites, as well as those entities that send regulated materials to the sites. We have not incurred material costs for compliance with environmental requirements in the past and we do not believe that compliance costs will have a material adverse effect upon our capital expenditures, income, or competitive position.

Available Information

The Company’s internet address is www.hancockfabrics.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are made available free of charge on our website as soon as practicable after these documents are filed with or furnished to the Securities and Exchange Commission (the “SEC”).  We also provide copies of such filings free of charge upon request.  This information is also available from the SEC through their website, www.sec.gov, and for reading and copying at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549-0102.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics (including the Code of Business Conduct and Ethics for our Chief Executive Officer and Senior Financial Officers), Audit Committee Charter, Management Review and Compensation Committee Charter as well as the Nominating and Corporate Governance Committee Charter are available free of charge on the Company’s website. We will also provide copies of these documents free of charge upon request. We intend to provide disclosures regarding amendments to or waivers of a provision of our Code of Business Conduct and Ethics by disclosing such information on our website within four business days following the amendment or waiver.

Section 302 Certification

The Chief Executive Officer and Chief Financial Officer of the Company filed the certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 1A.  RISK FACTORS

There are many risk factors that affect our business and operating results, some of which are beyond our control.  The following is a description of all known material risks that may cause our actual operating results in future periods to differ materially from those currently expected or desired.  The following risk factors should be considered carefully in evaluating our business along with the other information contained in or incorporated by reference into this Annual Report and the exhibits hereto.

Our business and operating results  may be adversely affected by the general economic conditions and the slow economic recovery following the recent financial crisis.

Our performance and operating results are impacted by conditions in the U.S. and the world economy.  The macro-economic environment has been highly volatile in recent years due to a variety of factors, including but not limited to, the lagging demand in the housing market, lack of credit availability, unpredictable fuel and energy prices, volatile interest rates, inflation fears, unemployment concerns, increasing consumer debt, significant stock market volatility, and recession.  These economic conditions negatively impact levels of consumer spending, which may remain depressed for the foreseeable future.  Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected.  The slow economic recovery may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth.  In addition, the current credit crisis is causing a significant negative impact on businesses around the world.  The impact of this environment on our major suppliers cannot be predicted.  The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise.  Any or all of these factors, as well as other unforeseen factors, could have a material adverse impact on consumer spending, our availability to obtain financing, our results of operations, liquidity, financial condition and stock price.

We are subject to intense competition in our business, which could have a material effect on our operations.

Competition is intense in the retail fabric and craft industry, primarily due to low entry barriers. We must remain competitive in the areas of quality, price, selection, customer service, convenience, and reputation.

Our primary competition is comprised of specialty fabric retailers and specialty craft retailers such as Jo-Ann Stores, a national chain that operates fabric and craft stores. We also compete with mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics, craft supplies and seasonal and holiday merchandise.  In the craft segment, we also compete with Hobby Lobby, a national chain that operates craft stores that also carries fabrics,  Michaels Stores, Inc., a national chain that operates craft and framing stores, and A.C. Moore Arts & Crafts, Inc., a regional chain that operates craft stores in the eastern United States.  Some of our competitors have stores nationwide, several operate regional chains and numerous others are local merchants.  Some of our competitors, particularly the national specialty chain stores and the mass merchants, are larger and have greater financial resources than we do.  The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, merchandising and operational strategies could impact our sales and profitability.  Our sales and profitability could also be impacted by store liquidations of our competitors.  In addition, alternative methods of selling fabrics and crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop.  Moreover, we ultimately compete against alternative sources of entertainment and leisure activities for our customers that are unrelated to the fabric and craft industry.  This competition could negatively affect our sales and profitability.

Changes in customer demands could adversely affect our operating results.

Our financial condition and operating results are dependent upon our ability to anticipate and respond in a timely manner to changing customer demands and preferences for our products.  A miscalculation in the anticipated demands of our customers could result in a significant overstock of unpopular products which could lead to major inventory markdowns, resulting in negative consequences to our operating results and cash flow. Likewise, a shortage of popular products could lead to negative operating results and cash flow.

Our inability to effectively implement our growth strategy may have an adverse effect on sales growth

Our growth strategy includes opening new stores, remodeling existing stores, and introducing changes to our merchandise assortments, among others.  Certain risks involved with implementing these strategies may not be adequately addressed, and future sales and operating results may be less than anticipated which may negatively impact the return on investment.  Future growth and profitability is dependent upon the successful implementation of our growth strategy and realizing positive returns on investments.

Our ability to attract and retain skilled people is important to our success.

Our success depends in part on our ability to retain key executives and to attract and retain additional qualified personnel who have experience in retail matters and in operating a company of our size and complexity. The unexpected loss of one or more of our key personnel could have a material adverse effect on our business because of the unique skills, knowledge of our markets and products, and years of industry experience such personnel contribute to the business and the difficulty of promptly finding qualified replacements. We offer financial packages that are competitive within the industry to effectively compete in this area.

Interest rate increases could negatively impact profitability.

Our financing, investing, and cash management activities are subject to the market risk associated with changes in interest rates.  Our profitability could be negatively impacted by significant increases in interest rates.

We have a significant amount of indebtedness, which could have important negative consequences to us.

Our significant indebtedness could have important negative consequences to us, including:

•	making it more difficult for us to satisfy our obligations with respect to such indebtedness;
•	increasing our vulnerability to adverse general economic and industry conditions;
•	limiting our ability to obtain additional financing to fund capital expenditures or other growth initiatives, and other general corporate requirements;
•
requiring us to dedicate a significant portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives, and other general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	placing us at a competitive disadvantage compared to our less leveraged competitors; and
•	limiting our ability to refinance our existing indebtedness as it matures.

As a consequence of our level of indebtedness, a significant portion of our cash flow from operations must be dedicated to debt service requirements.  In addition, the terms of our revolving credit facility limit our ability to incur additional indebtedness.  If we fail to comply with these covenants, a default may occur, in which case the lender could accelerate the debt.  We cannot assure you that we would be able to renegotiate, refinance or otherwise obtain the necessary funds to satisfy these obligations.

There are risks associated with our common stock trading on the OTC Markets, formerly known as the “Pink Sheets”.

Effective May 4, 2007, our common stock was delisted from the New York Stock Exchange, and there is currently no established public trading market for our common stock.  Our common stock is currently quoted on the OTC Markets (formerly known as “Pink Sheets”) under the symbol “HKFI.PK”.  The OTC Markets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.  Over-the-counter market quotations, like those on the OTC Markets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.  Stocks trading in the OTC Markets generally have substantially less liquidity consequently it can be much more difficult for stockholders and broker/dealers to purchase and sell our shares in an orderly manner or at all.  Due in part to the decreased trading price of our common stock and reduced analyst coverage, the trading price of our common stock may change quickly, and brokers may not be able to execute trades as quickly as they previously could when our common stock was listed on an exchange. Currently, we are not actively seeking to become listed on any exchange.  There can be no assurance that our common stock will again be listed on an exchange, or that a trading market for our common stock will be established.

Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our qualified benefit pension plan.  Generally accepted accounting principles in the United States of America (“GAAP”) require that income or expense for the plan be calculated at the annual measurement date using actuarial assumptions and calculations.  These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates and other economic conditions.  Changes in key economic indicators can change the assumptions.  The most significant assumptions used to estimate pension income or expense for the year are the expected long-term rate of return on plan assets and the interest rate.  These assumptions, along with the actual value of assets at the measurement date, will drive the pension income or expense for the year.  In addition, at the measurement date, we must reflect the funded status of the plan liabilities on the balance sheet, which may result in a significant charge to equity through a reduction or increase to Accumulated Other Comprehensive Income (Loss).  Although GAAP expense and pension contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to the pension plan.  Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve a plan’s funded status.

Business matters encountered by our suppliers may adversely impact our ability to meet our customers’ needs.

Many of our suppliers are small businesses that produce a limited number of items.  Many of these businesses face cash flow constraints, production difficulties, quality control issues, and problems in delivering agreed-upon quantities on schedule because of their limited resources and lack of financial flexibility.  Failure of our key suppliers to withstand a downturn in economic conditions could have a material adverse effect on our operating results and our ability to meet our customers’ needs.  In addition, the significant product safety requirements arising under the U.S. Consumer Product Safety Improvement Act of 2008 and state product safety laws may represent a compliance challenge to some of our suppliers, could negatively impact the ability of such suppliers to deliver compliant products to us and thus negatively impact our business operations and performance. Delivery of non-compliant products could result in liability to our company; while we obtain indemnifications from our suppliers with respect to compliance issues, some suppliers might not have the financial resources to stand behind their indemnifications and we could also suffer damage to our reputation.

We are vulnerable to risks associated with obtaining merchandise from foreign suppliers.

We rely on foreign suppliers, many of whom are located primarily in China and other Asian countries, for the majority of our products. In addition, some of our domestic suppliers manufacture their products overseas or purchase them from foreign vendors. Foreign sourcing subjects us to a number of risks, including long lead times; work stoppages; transportation delays and interruptions; product quality issues; employee rights issues; other social concerns; epidemics; political instability; economic disruptions; the imposition of tariffs, duties, quotas, import and export controls and other trade restrictions; changes in governmental policies; and other events. If any of these events occur, it could result in a material adverse effect on our business, financial condition, results of operations and prospects. In addition, reductions in the value of the U.S. dollar or revaluation of the Chinese currency, or other foreign currencies, could ultimately increase the prices that we pay for our products. All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges, if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products.

Transportation industry challenges and rising fuel costs may negatively impact our operating results.

Our products are delivered to our distribution center from vendors and from our distribution center to our stores by various means of transportation.  Our ability to furnish our stores with inventory in a timely manner could be adversely affected by labor or equipment shortages in the transportation industry as well as long-term interruptions of service in the national and international transportation infrastructure.  In addition, labor shortages and increases in fuel prices could lead to higher transportation costs.  With our reliance on the trucking industry to deliver products to our distribution center and our stores, our operating results could be adversely affected if we are unable to secure adequate trucking resources to fulfill our delivery schedules to the stores or if transportation costs increase.

Delays or interruptions in the flow of merchandise through our distribution center could adversely impact our operating results.

Approximately 86% of our store shipments pass through our distribution center.  The remainder of merchandise is drop-shipped by our vendors directly to our store locations.  Damage or interruption to our distribution center from factors such as fire, power loss, storm damage or unanticipated supplier shipment delays could cause a disruption in our operations.  The occurrence of unanticipated problems at our distribution center would likely result in increased operating expenses and reduced sales that would negatively impact our operating results.

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

If we do not generate positive cash flow from operations, we will need to develop and implement alternative strategies. These alternative strategies could include seeking improvements in working capital management, reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, seeking additional debt or financing, and selling assets. There can be no assurance that any of these strategies could be implemented on satisfactory terms, on a timely basis, or at all.

A disruption in the performance of our information systems could occur which would negatively impact our business.

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

Our policies, procedures, and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the U.S. Securities and Exchange Commission as well as applicable employment laws. We are involved in various litigation matters that arise in the ordinary course of our business, including liability claims.  Litigation could adversely affect our business operations and financial performance. Also, failure to comply with the various laws and regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance, and restatements of financial statements.

We may not be able to maintain or negotiate favorable lease terms for our retail stores.

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

Changes in accounting principles may have a negative impact on our reported results.

A change in accounting standards or policies may have a significant impact on our reported results from operations.  New accounting pronouncements and different interpretations of existing pronouncements have been issued and may be issued in the future.  Implementation of these standards or policies may have a negative impact on our reported results.

Other matters could adversely affect our business.

The foregoing list of risk factors is not all inclusive. Other factors that are not known to us at this time and unanticipated events could adversely affect our business.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.  PROPERTIES

As of January 29, 2011, the Company operated 265 stores in 37 states.  (See Note 4 to the accompanying Consolidated Financial Statements for a discussion of dispositions)  The number of store locations in each state is shown in the following table:

	Number		Number
State	of Stores	State	of Stores

Alabama	11	Nebraska	4
Arizona	2	Nevada	3
Arkansas	8	New Mexico	2
California	10	North Carolina	14
Colorado	4	North Dakota	1
Florida	4	Ohio	5
Georgia	14	Oklahoma	10
Idaho	4	Oregon	2
Illinois	14	Pennsylvania	1
Indiana	5	South Carolina	9
Iowa	7	South Dakota	2
Kansas	4	Tennessee	11
Kentucky	8	Texas	29
Louisiana	12	Utah	5
Maryland	6	Virginia	11
Minnesota	10	Washington	7
Mississippi	6	Wisconsin	8
Missouri	10	Wyoming	1
Montana	1

Our store activity for the last five years is shown in the following table:

Year	Opened	Closed	Net Change	Year-end Stores	Relocated
2006	4	(44)	(40)	403	6
2007	0	(134)	(134)	269	2
2008	1	(7)	(6)	263	4
2009	3	(1)	2	265	2
2010	1	(1)	-	265	7

The Company’s 265 retail stores average 14,308 square feet and are located principally in strip shopping centers.

With the exception of one owned location, the Company’s retail stores are leased.  The original lease terms generally are ten years in length and most leases contain one or more renewal options, usually of five years in length.  During fiscal 2011, forty-four store leases are scheduled to expire.  We currently have negotiated or are in the process of negotiating renewals on certain leases.

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

Item 3. LEGAL PROCEEDINGS

On March 21, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On August 1, 2008 (the “Effective Date”), the Company’s Plan of Reorganization (the “Plan”) became effective and the Company emerged from bankruptcy protection. On August 17, 2010, the Final Decree was approved by the United States Bankruptcy Court closing the bankruptcy case of the Company.

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

Item 4.  REMOVED AND RESERVED

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for our common stock. Our common stock is currently quoted on the OTC Markets, formerly known as the “Pink Sheets”, under the symbol “HKFI.PK”. The OTC Markets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTC Markets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low closing prices of our common stock for the year and during each quarter in fiscal 2009 and 2010, as reported by the OTC Markets:

	High	Low
2009
First Quarter	$1.10	$0.29
Second Quarter	1.38	0.90
Third Quarter	1.55	1.02
Fourth Quarter	3.60	1.23

Year Ended
January 30, 2010	$3.60	$0.29

2010
First Quarter	$3.60	$1.95
Second Quarter	2.26	1.52
Third Quarter	1.80	1.23
Fourth Quarter	1.41	0.98

Year Ended
January 29, 2011	$3.60	$0.98

As of January 29, 2011, there were 3,561 record holders of our common stock.

We did not pay any cash dividends during fiscal 2009 or 2010. We have indefinitely suspended cash dividends in order to support our operational needs. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows, capital requirements, and debt covenants.

See Part III, Item 12 for a description of our securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of our common stock during the year ended January 29, 2011:

Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased as	Number of Shares That
	Total number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans (2)	Under the Plans (2)
January 31, 2010 through
February 27, 2010	-	-	-	243,515
February 28, 2010 through
April 3, 2010	11,335	$2.16	-	243,515
April 4, 2010 through
May 1, 2010	-	-	-	243,515
May 2, 2010 through
May 29, 2010	1,572	2.17	-	243,515
May 30, 2010 through
July 3, 2010	1,506	1.70	-	243,515
July 4, 2010 through
July 31, 2010	753	1.73	-	243,515
August 1, 2010 through
August 28, 2010	302	1.62	-	243,515
August 29, 2010 through
October 2, 2010	-	-	-	243,515
October 3, 2010 through
October 30, 2010	-	-	-	243,515
October 31, 2010 through
November 27, 2010	-	-	-	243,515
November 28, 2010 through
January 1, 2011	864	1.16	-	243,515
January 2, 2011 through
January 29, 2011	-	-	-	243,515
Total January 31, 2010 through
January 29, 2011	16,332	$2.04	-	243,515

(1)	The number of shares purchased during the year includes 16,332 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

(2)
In June of 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,485 shares purchased under this authorization through January 29, 2011.  The shares discussed in footnote (1) are excluded from this column.  The Company did not repurchase any shares under this authorization during the fiscal year ended January 29, 2011.

Item 6.  SELECTED FINANCIAL DATA

Set forth below is selected financial information of the Company for each fiscal year in the 5-year period ended January 29, 2011. The Company has adjusted the previously reported 2007 and 2006 Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows, in this Annual Report on Form 10-K to reflect the retrospective change in method of valuing inventory to weighted average from the last in, first out method. The selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and notes thereto which appear elsewhere in this Form 10-K.

(dollars in thousands, except per
share data and other data)	2010	2009	2008	2007	2006 (1)

Results of Operations Data:
Sales	$275,465	$274,058	$276,381	$276,247	$289,484
Gross profit	114,645	121,717	119,579	117,580	116,966
Income (loss) from continuing operations before income taxes	(10,258)	1,838	(12,181)	(24,309)	(32,687)
Income (loss) from discontinued operations, net of tax	29	150	(186)	(7,991)	(14,803)
Net income (loss)	(10,461)	1,788	(12,367)	(33,300)	(43,149)
As a percentage of sales	(3.8)%	0.6%	(4.5)%	(12.1)%	(14.9)%
As a percentage of average shareholders' equity	(25.5)%	3.8%	(22.3)%	(42.3)%	(40.4)%

Financial Position Data:
Total assets	$140,923	$148,546	$164,674	$185,084	$253,918
Capital expenditures	5,392	3,084	8,447	4,357	2,324
Long-term indebtedness	31,856	30,126	46,264	23,608	65,350
Common shareholders' equity	34,837	47,212	47,349	63,438	94,162
Current ratio	2.9	2.8	2.9	3.9	2.2

Per Share Data:
Basic earnings (loss) per share	$(0.53)	$0.09	$(0.65)	$(1.76)	$(2.31)
Diluted earnings (loss) per share	(0.53)	0.09	(0.65)	(1.76)	(2.31)
Cash dividends per share	-	-	-	-	-
Shareholders' equity per share	1.74	2.37	2.40	3.29	4.88

Other Data:
Number of states	37	37	37	37	40
Number of stores	265	265	263	269	403
Number of shareholders	3,561	3,676	3,785	3,843	3,889
Number of shares outstanding, net of treasury shares	20,068,327	19,902,148	19,716,303	19,285,235	19,311,307
Comparable sales change (2)	(0.1)%	0.2%	2.5%	13.2%	(1.9)%
Total selling square footage	3,250,427	3,036,444	3,232,194	3,297,508	4,837,091

(1)	Fiscal year 2006 contained 53 weeks while all other years presented contained 52 weeks.

(2)
The comparable sales increase for 2008 included a 0.4% benefit from 5 store closing events, the comparable sales increase for 2007 included a 12.7% benefit from 134 store liquidations in connection with store closing events and 2006 included a benefit of 2.7% from 42 store liquidations.  The comparable sales results for 2010 and 2009 were not affected by liquidations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We are one of the largest fabric retailers in the United States, operating 265 stores in 37 states as of January 29, 2011.  Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects.  The stores average 14,308 total square feet, of which 12,266 are on the sales floor. During 2010, the average annual sales per store were approximately $1.0 million.

Significant financial items during fiscal 2010 include:

•	Sales for fiscal 2010 were $275.5 million compared with $274.1 million in fiscal 2009, and comparable store sales decreased 0.1% and increased 0.2% in 2010 and 2009, respectively.

•	Our online sales for 2010, which are included in the sales and comparable sales results above, increased 9.4% to $5.2 million.

•	Operating results for 2010 and 2009 are summarized in the table below. The decrease in operating income is largely attributable to three significant one-time and non-comparable items.

	Fiscal Year
	2010	2009

Operating income (loss)	$(4,948)	$7,707

One-time, non-comparable items
Inventory obsolescence	6,674	-
Severence related costs	1,272	-
Asset impairment	1,523	-
Total one-time, non-comparabble items	9,469	-
Normalized operating income	$4,521	$7,707

The significant charge for inventory obsolescence resulted from a strategy initiated in the 4th quarter to address aged and underperforming inventory on an abbreviated time cycle.  Management believes eliminating this aged product on a more expedited basis and replacing it with current merchandise will be beneficial to future operations. Previously, the Company’s practice was to carry product over to the next season.  While the Company was generally able to sell these items above cost, the existence of such inventory often made the stores’ inventory appear dated. The one-time severance costs relate to the departure of the Company’s President and CEO on the last day of the fiscal year. It represents the value of future payments as required under the former President and CEO’s contract.  The asset impairment charge of $1.5 million is the difference between asset values and projected future cash flows related primarily to certain 2008 store remodels.

•
Excluding the one-time charges outlined above which total approximately $9.5 million, net loss would have been $1.0 million compared to net income of $1.8 million in 2009, and basic loss per share for 2010 would have been $0.05 compared to basic earnings per share of $0.09 for 2009.

•	Inventories were reduced by $3.6 million.

•	Cash totaling $6.7 million was generated from operations before reorganization activities.

•	Payments of approximately $0.5 million were made on our $100 million Revolver, yielding a balance as of January 29, 2011, of $13.1 million.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Fiscal Year
	2010	2009	2008

Sales (in thousands)	$275,465	$274,058	$276,381

Gross margin percentage	41.6%	44.4%	43.3%

Number of stores
Open at end of period(1)	265	265	263
Comparable stores at year end (2)	264	263	262

Sales growth
All retail outlets	0.5%	(0.8)%	-%
Comparable retail outlets (2)	(0.1)%	0.2%	2.1%

Total store square footage at year end (in thousands)	3,792	3,780	3,757

Net sales per total square footage	$73	$73	$74

(1)	Open store count does not include the internet store.

(2)
A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary.  In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable sales. The comparable sales for 2010 and 2009 were not impacted by liquidations. The comparable sales increase for 2008 excluded a 0.4% benefit from liquidation sales.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.  This table includes the $9.5 million of one-time and non-comparable charges, and should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Fiscal Year
	2010	2009	2008
Sales	100.0%	100.0%	100.0%
Cost of goods sold	58.4	55.6	56.7
Gross profit	41.6	44.4	43.3
Selling, general and administrative expense	41.8	40.0	40.6
Depreciation and amortization	1.6	1.6	1.6
Operating income (loss)	(1.8)	2.8	1.1
Reorganization expense, net	0.1	0.3	3.0
Interest expense, net	1.8	1.9	2.5
Income (loss) from continuing operations before income taxes	(3.7)	0.6	(4.4)
Income taxes	(0.1)	(0.1)	-
Income (loss) from discontinued operations	0.0	0.1	(0.1)
Net income (loss)	(3.8)%	0.6%	(4.5)%

Sales

(in thousands)	Fiscal Year
	2010	2009	2008
Retail comparable store base	$268,390	$268,972	$268,967
E-Commerce	5,190	4,745	4,159
Comparable sales	273,580	273,717	273,126
New stores	1,885	-	-
Closed stores	-	341	3,255
Total sales	$275,465	$274,058	$276,381

The retail comparable store base above consists of sales which were included in the comparable sales computation for the year. Retail comparable store sales decreased by 0.2% in 2010 and were flat in 2009 compared to an increase of 1.8% in 2008. These results were driven by no change and a 2.7% decrease in average ticket and a 0.3% decrease and a 3.1% increase in transactions in fiscal 2010 and 2009, respectively.

Sales provided by our E-commerce channel increased by 9.4% in 2010, 14.1% in 2009 and 22.8% in 2008. We continue to reap the benefit of our new platform which was launched in 2008.

New stores include results for one store prior to reaching its 53rd week anniversary and two stores which were re-opened in 2010 after being closed during the prior year due to building damage.  One store closed in 2010 and one store closed in 2009, and seven stores were closed in 2008, none of which qualified as discontinued operations.

Our merchandise mix for the last three years is reflected in the table below:

	Fiscal Year
	2010	2009	2008

Apparel and craft fabrics	44%	43%	44%
Home decorating fabrics	12%	13%	14%
Sewing accessories	27%	28%	26%
Non-sewing products	17%	16%	16%
	100%	100%	100%

We are constantly making adjustments to our merchandise mix based on anticipated consumer demand and current sales trends. Home decorating continues to decline due to the slow recovery in the housing market and as continuing economic difficulties limit the amount of discretionary income available to purchase higher ticket fabrics required for decorating. This revenue mix is expected to shift to non-sewing products as we add craft products to additional stores.

Gross Margin

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments (including our inventory obsolescence charge)

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold over the previous three years are as follows:

(in thousands)	2010	% of Sales	2009	% of Sales	2008	% of Sales

Total sales	$275,465	100.0%	$274,058	100.0%	$276,381	100.0%

Merchandise cost	138,544	50.3%	129,726	47.3%	134,156	48.5%
Freight	8,429	3.1%	7,883	2.9%	9,299	3.4%
Sourcing and warehousing	13,847	5.0%	14,732	5.4%	13,347	4.8%

Gross Profit	$114,645	41.6%	$121,717	44.4%	$119,579	43.3%

The inventory obsolescence charge of $6.7 million is included in merchandise cost for 2010 and increased this cost by 240 basis points. Merchandise cost, excluding the inventory charge was $131.8 million, which increased by 60 basis points in 2010 compared to 2009 due to increased promotional activity during the year and an increase in cotton prices which we believe may have peaked in the fourth quarter. The reduction of 120 basis points in the direct cost of merchandise during 2009 compared to 2008 was a result of increasing the amount of product sourced from overseas while continually expanding our vendor network domestically.

Freight costs have increased from 2009 levels as higher fuel costs have partially offset the efficiencies achieved in our shipping process.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received and shipped during any period, and the rate at which inventory turns.  In 2010, the sourcing and warehousing costs incurred increased with the volume of merchandise received, and the amount capitalized into inventory at fiscal year-end increased proportionately. While inventory turns were consistent for 2010 and 2009, the increase in turns from 2008 resulted in costs which were capitalized at year-end being expensed through cost of sales in 2009.

In total, excluding inventory obsolescence, gross profit in 2010 was $121.3 million, which represented a 40 basis point decline in gross margin, as a result of promotional activity. While our operational initiatives in 2009 increased gross margin 110 basis points over 2008 levels.

Sales, General & Administrative Expenses

Sales, general & administrative (SG&A) expenses include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of sales, general & administrative expenses include:

(in thousands)	2010	% of Sales	2009	% of Sales	2008	% of Sales

Retail store labor costs	$41,533	15.1%	$41,429	15.1%	$43,679	15.8%
Advertising	10,114	3.7%	10,016	3.7%	9,741	3.5%
Store occupancy	29,624	10.7%	29,363	10.7%	29,145	10.5%
Retail SG&A	21,462	7.8%	19,474	7.1%	21,633	7.9%
Corp SG&A	12,365	4.5%	9,399	3.4%	7,908	2.9%

Total SG&A	$115,098	41.8%	$109,681	40.0%	$112,106	40.6%

Retail Store Labor Costs – We were successful at maintaining store labor cost at consistent levels for 2010 and 2009 as a result of greater corporate oversight. We will continue to leverage our technology investment in store infrastructure to improve labor efficiency and enhance store performance.

Advertising – Our advertising program shifted in 2008 to predominately direct mail and newspaper inserts, and as a result, our costs have remained constant. For the near term we believe this combination is the most effective, although we will continue to explore the effectiveness of other advertising channels.

Store Occupancy – These costs are driven primarily by the long term leases we enter into with the owners of our retail locations and to a lesser degree building maintenance costs. The marginal increases in the three years presented were the result of renewals of leases already in place and increases in maintenance expenditures.  We are optimistic that lease related costs will not substantially increase going forward given the current weakness in the commercial real estate market and beneficial modifications to thirty percent of our existing leases.

Retail SG&A – Costs related to insurance claims, utilities, credit card fees and store maintenance were primarily responsible for cost increases for 2010 over 2009. The reductions in costs achieved in 2009 in relation to 2008 consisted of a reduction in utility expenses and reduced store maintenance related cost which resulted from expense control initiatives.

Corporate SG&A – The cost increase in 2010 over 2009 was attributable to an asset impairment charge of $1.5 million, which was primarily related to the impairment of store remodel costs incurred in 2008, and the one-time charge of $1.3 million for severance costs related to the departure of the former President and CEO. Excluding these one-time and non-comparable charges, 2010 corporate SG&A would have been $9.6 million, a minimal increase over 2009. Our increase in 2009 costs over 2008 resulted from the retirement plan curtailment gain of $6.2 million recorded in 2008 being offset by a reduction in professional fees, the absence of an impairment charge in 2009, and a gain from the settlement of bankruptcy related claims. The remainder was attributable to administrative cost savings initiatives implemented early in 2009.

Reorganization Expenses, Net

(in thousands)	2010	% of Sales	2009	% of Sales	2008	% of Sales

Reorganization expense, net	$485	0.2%	$755	0.3%	$8,207	3.0%

Reorganization expenses are comprised of cost for professional fees associated with our bankruptcy proceedings.  These costs were significant during the initial period of filing for bankruptcy protection and during the time of emergence in 2008.  With the filing of the final decree on August 17, 2010, all bankruptcy related issues have been resolved, and these costs will not continue.

Interest Expense, Net

(in thousands)	2010	% of Sales	2009	% of Sales	2008	% of Sales

Interest expense, net	$4,825	1.8%	$5,114	1.9%	$7,038	2.5%

Our interest costs are driven by borrowings on our credit facilities.  Our current credit facilities consist of both an asset based facility and a subordinated debt facility. In general, between 2010 and 2009 average outstanding borrowings declined and interest rates remained relatively unchanged.  Interest expense for fiscal 2010 and 2009 includes non-cash bond discount amortization costs of $2.3 million in each year, and fiscal 2009 includes $0.7 million of interest paid in kind with the issuance of additional notes.  Excluding these non-cash items, interest expense was $2.5 million for 2010 or 0.9% of sales, and $2.1 million or 0.8% of sales for 2009.

Income Taxes

(in thousands)	2010	% of Sales	2009	% of Sales	2008	% of Sales

Income taxes	$232	0.1%	$200	0.1%	$-	0.0%

Income taxes for 2010 and 2009 consist of Federal Alternative Minimum Tax (AMT). All tax related items are fully reserved with a valuation allowance. No income tax expense or benefit was recognized during 2008 due to our substantial net operating loss carryforwards available to offset any taxable income and the loss incurred in 2008.

For 2011, we expect to record income tax expense related to the Federal AMT, but do not anticipate recognizing any tax expense or benefit related to deferred tax items.

Income (loss) from Discontinued Operations

(in thousands)	2010	% of Sales	2009	% of Sales	2008	% of Sales

Income (loss) from discontinued operations	$29	0.0%	$150	0.1%	$(186)	(0.1)%

Discontinued operations relates to the 124 stores closed in 2007 which qualified as discontinued operations.  All of these store closures were part of a reorganization plan implemented prior to seeking bankruptcy protection. The income recognized in 2010 and 2009 resulted from the settlement of bankruptcy claims for less than the amount reserved.

Liquidity and Capital Resources

Our primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and our distribution facility.  Funds for such purposes have historically been generated from our operations, short-term trade credit in the form of extended payment terms for inventory purchases extended by suppliers, and borrowings from commercial lenders.

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

We consolidate our daily cash receipts into a centralized account. Per our $100.0 million secured revolving credit facility (the “Revolver”), on a daily basis, all collected and available funds are applied to the outstanding loan balance. We then determine our daily cash requirements and request those funds from the Revolver availability.

Our cash flow related information as of and for the past three fiscal years follows (in thousands):

	2010	2009	2008

Net cash flows provided (used):
Operating activites	$6,160	$22,976	$16,992
Investing activities	(5,340)	(3,016)	(8,311)
Financing activites	(941)	(19,805)	(8,623)

Operating Activities

In 2010, net cash inflows provided by operating activity declined by $16.8 million compared to 2009. This decrease was led by a reduction in net income of $12.2 million, including one-time charges of $9.5 million, and as further explained in the discussion above. In addition to the decline in income, the Company did not experience the reduction in inventories which occurred in 2009, but did generate additional cash flow from the increase in accounts payable.

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

The 12.2% decrease in our inventory from year-end 2008 to 2009 was primarily driven by a 9.7% reduction in the average inventory per store, with the remainder occurring at the distribution center. We believe additional inventory reductions can be obtained as we refine our supply chain management systems, but this additional efficiency did not occur in 2010 and may not occur in the near-term due to expansion of new product lines to additional stores in 2011.

Accounts payable at year-end 2010 decreased $0.9 million from year-end 2009.  Accounts payable as a percent of inventory was 20.3% at year-end 2010 and 2009.

An income tax refund in the amount of $8.1 million was received in 2008; there are no additional tax refunds available to the Company related to net operating loss carrybacks.

We also recognized a curtailment gain of $6.2 million in 2008. The gain realized in 2008 was driven by amendments to our post retirement plans. We did not recognize a curtailment gain in 2010 or 2009 and do not anticipate one in 2011. The Company expects to make contributions to our defined benefit plan during 2011 of $5.7 million.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.

Capital expenditures during 2010 and 2009 consisted primarily of store relocations, store remodels, and technology enhancements.  These activities totaled approximately $5.4 and $3.1 million, respectively.

Financing Activities

During 2010 we used $0.9 million generated from operations to reduce the outstanding Revolver balance and pay pre-petition obligations. The Revolver balance as of January 29, 2011 was $13.1 million compared to $13.6 million as of January 30, 2010.

We used $19.1 million generated from operating activities to reduce the outstanding Revolver balance and pay $0.8 million of pre-petition obligations in 2009.

General

We have indefinitely suspended our cash dividend in order to support our operational needs.  Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows, capital requirements, and debt covenants. In addition, a decision has been made to discontinue treasury stock repurchases for the foreseeable future, except for insignificant purchases from odd-lot shareholders and minor amounts surrendered by employees to satisfy tax withholding obligations arising from the lapse of restrictions on shares of stock.

Over the long term, our liquidity will ultimately depend on sustaining a positive trend in cash flow from operating activities through comparable sales increases, improved gross margin, and control of expenses.

Credit Facilities

The following should be read in conjunction with Note 7 to the accompanying Consolidated Financial Statements – Long Term Debt Obligations.

We have a five year $100.0 million secured revolving credit facility scheduled to expire in July 2013 (the “Revolver”).  The level of borrowings available is subject to a borrowing base computation, as defined in the Loan Agreement, which includes credit card receivables, inventory, and real property.  At the Company's option, all loans under the Revolver bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins.

The Revolver is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal tangible and intangible assets of the Company and restricts the Company from incurring significant additional debt obligations.

As of January 29, 2011, we had outstanding borrowings under the Revolver of $13.1 million and outstanding letters of credit of $7.5 million.  Additional amounts available to borrow at that time were $43.8 million.

In addition to the Revolver, we issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters was paid by issuing $1.6 million of additional Notes.  The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of our assets. Purchasers of the Notes received a detachable warrant to purchase a total of 9.5 million shares of our common stock. The warrants were valued at $11.7 million at the time of issuance and were recorded as a discount on notes payable under “Long-term debt obligations”.  As of January 29, 2011, the aggregate Note balance was $21.6 million and the unamortized warrant discount on the Notes was $5.8 million.

Off-Balance Sheet Arrangements

Hancock has no off-balance sheet financing arrangements. We lease our retail fabric store locations mainly under non-cancelable operating leases.  Four of our store leases qualified for capital lease treatment. Future payments under operating leases are excluded from our balance sheet.  The four capital lease obligations are reflected on our balance sheet.

Contractual Obligations and Commercial Commitments

The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 29, 2011. Note references refer to the applicable footnotes to the accompanying Consolidated Financial Statements contained in Item 8 of this report:

Contractual Obligations (in thousands)
			Less			More
	Note		than 1	1-3	4-5	than 5
	Reference	Total	Year	Years	Years	Years

Long-term debt (1)	7	$28,784	$-	$28,784	$-	$-
Minimum lease payments (2)	8	76,019	20,906	29,213	15,885	10,015
Standby letters of credit	7	7,137	7,137	-	-	-
Capital lease obligations (3)	8	6,110	466	944	944	3,756
Trade letters of credit		394	394	-	-	-
Purchase obligations		19,547	19,547	-	-	-
Total		$137,991	$48,450	$58,941	$16,829	$13,771

(1)
The calculation of interest on the Revolver and the Notes is dependent on the average borrowings during the year and a variable interest rate. The interest rates on the Revolver and the Notes were approximately 2.7% and 4.8% at January 29, 2011.  Interest payments are excluded from the table because of their subjectivity and the estimation required.

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

Postretirement benefits other than pensions, Supplemental Retirement Benefit Plan (“SERP”) funding obligations, defined benefit plan contributions, store closing reserves, asset retirement obligations, anticipated capital expenditures, amounts included in other noncurrent liabilities for workers’ compensation and deferred compensation have been excluded from the contractual obligations table because of the unknown variables required to determine specific payment amounts and dates.

We have no standby repurchase obligations or guarantees of other entities' debt.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant accounting policies we employ, including the use of estimates and assumptions, are presented in Notes to the accompanying Consolidated Financial Statements. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), FASB ASC 852, “Reorganizations,” (“ASC 852”), provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. We implemented this guidance for the fiscal years ended January 30, 2010, and January 29, 2011.  Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan; therefore remaining claims are presented as other pre-petition obligations (See Note 2 to the accompanying Consolidated Financial Statements). Financial statement preparation and presentation is in accordance with ASC 852.

We believe that estimates related to the following areas involve a higher degree of judgment and/or complexity:

Inventories. We value inventory using the lower of weighted average cost or market method. Market price is generally based on the projected selling price of the merchandise. We regularly review inventories to determine if the carrying value of the inventory exceeds market value and we record a reserve to reduce the carrying value to its market price, as necessary. Historically, we have rarely recognized significant occurrences of obsolescence or slow moving inventory.  However, in the fourth quarter of 2010, we initiated a strategy to address aged and unproductive inventory, which resulted in a significant obsolescence charge of $6.7 million for the quarter.  This policy is not expected to have a material impact on future earnings as product is sold. As of January 29, 2011, we had recorded reserves totaling $7.1 million.

As with other retailers, it is not practical to perform physical inventory counts for all stores on the last day of a period.  Therefore, certain assumptions must be made in order to record cost of sales for the period of time from each store's most recent physical count to the end of the period.  For the periods between the date of the last physical count and the end of the applicable reporting period, we include these assumptions as we record cost of goods sold, including certain estimates for shrinkage of inventory due to theft, miscuts of fabric and other matters.  These estimates are based on previous experience and could fluctuate from period to period and from actual results at the date of the next physical inventory count.

Shrink expense is accrued as a percentage of merchandise sales based on historical shrink trends. The Company performs physical inventories at the stores and distribution center throughout the year. The reserve for shrink represents an estimate for shrink for each of our locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results.

We capitalize costs related to the acquisition, distribution, and handling of inventory as well as freight, duties and fees related to import purchases of inventory as a component of inventory each period.   In determining the amount of costs to be allocated to inventory each period, we must estimate the amount of costs related to the inventory, based on inventory turnover ratios and the ratio of inventory flowing through the warehouse. Changes in these estimates from period-to-period could significantly change the reported amounts for inventory and cost of goods sold. As of January 29, 2011, we had capitalized costs related to acquisition, distribution, and handling in inventory of $9.0 million and expensed $13.9 million as cost of sales during 2010.

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

Valuation of Long-Lived Assets.  We review the net realizable value of long-lived assets at the individual store level whenever events or changes in circumstances indicate impairment testing is warranted. If the undiscounted cash flows are less than the carrying value, fair values based on the projected future discounted cash flows of the site and estimated liquidation proceeds are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period.  Due to the decline in operating results for 2010, we assessed our long-lived assets and determined that certain of them were impaired.  As a result, we had recorded approximately $1.5 million in non-cash impairment charges. Additional charges may be necessary in the future due to changes in estimated future cash flows. Impairment charges are included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

Operating Leases.  We lease stores under various operating leases.  The operating leases may include rent holidays, rent escalation clauses, contingent rent provisions for additional lease payments based on sales volume, and Company options for renewal.  We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the estimated lease term beginning with the date of possession.  Additionally, renewals and option periods reasonably assured of exercise due to economic penalties are included in the estimated lease term.  Liabilities for contingent rent are recorded when we determine that it is probable that the specified levels will be reached during the fiscal year.

Often, we receive allowances from landlords. If the landlord is considered the primary beneficiary of the property, the portion of the allowances attributable to the property owned by the landlord is considered to be a deferred rent liability, whereas the corresponding improvements by the Company are classified as prepaid rent in other noncurrent assets.

Revenue Recognition.  Sales are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. We allow customers to return merchandise under most circumstances.  The reserve for returns was $122,000 at January 29, 2011, and $109,000 at January 30, 2010, and is included in accrued liabilities in the accompanying Consolidated Balance Sheet.  The reserve is estimated based on our prior experience of returns made by customers after period end.

Insurance Reserves.  Workers' compensation, general liability and employee medical insurance programs are largely self-insured.  It is our policy to record our self-insurance liabilities using estimates of claims incurred but not yet reported or paid based on historical trends, severity factors and/or valuations provided by third-party actuaries. Actual results can vary from estimates for many reasons including, among others, future inflation rates, claim settlement patterns, litigation trends, and legal interpretations.

Asset Retirement Obligations.  Obligations created as a result of certain lease requirements that we remove certain assets and restore the properties to their original condition are recorded at the inception of the lease. The obligations are based on estimates of the actions to be taken and the related costs.  Adjustments are made when necessary to reflect actual or estimated results, including future lease requirements, inflation or other changes to determine the estimated future costs.

Pension and Postretirement Benefit Obligations.  The value of assets and liabilities associated with pension and postretirement benefits is determined on an actuarial basis.  These values are affected by the fair value of plan assets, estimates of the expected return on plan assets, and assumed discount rates.  We determine the discount rates primarily based on the rates of high quality, fixed income investments.  Actual changes in the fair value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate used affect the amount of pension expense recognized.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage	One-Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest costs	$12	$(11)
Effect on postretirement benefit obligation	$108	$(97)

Our pension and postretirement plans are further described in Note 14 to the accompanying Consolidated Financial Statements.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test goodwill for impairment. First, the fair value of our reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Each of the 35 remaining stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. We performed an evaluation of goodwill in 2010 which resulted in impairment charges of $71,000 related to five store locations.  We determined the goodwill impairment charges by estimating the fair value of the related reporting units using the present value of the related estimated cash flows.  Additional impairment charges may be required in the future based on changes in the fair value of reporting units and the annual goodwill impairment evaluation performed in the fourth quarter of each fiscal year and updated when events arise indicating potential impairment. Specifically, the remaining goodwill allocated to the five locations partially impaired in 2010 is $412,000; should the operating results of these locations continue to decline, additional impairment charges will occur. Prior to the implementation of ASC 350, “Intangibles-Goodwill and Other,” (“ASC 350”) in fiscal year 2002, the Company was amortizing and presenting goodwill net of accumulated amortization of $1.0 million.

Deferred Income Taxes.  We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  We then evaluate the net deferred tax asset, if any, for realization.  Unless we determine that realization is “more likely than not,” a valuation allowance against the net deferred tax asset is established through a provision to income tax expense or in some cases other comprehensive income (loss). Accordingly, we may be limited in our ability to recognize future benefits related to operating losses; however, if we create taxable income in the future, we may be able to reverse the valuation allowances resulting in a decrease in income tax expense or other comprehensive income (loss).

At the present time, we do not anticipate recognizing any portion of our deferred income tax benefit in fiscal year 2011.

Deferred taxes are summarized in Note 9 to the accompanying Consolidated Financial Statements.

Stock-based Compensation.  Beginning in fiscal year 2006, the Company adopted ASC 718, Compensation-Stock Compensation, (“ASC 718”) and began expensing the remaining portion of the fair value for any unvested stock options over the remaining service (vesting) period, which resulted in $281,000 and $275,000 of additional stock compensation expense during 2010 and 2009, respectively. The amounts of future stock compensation expense may vary based on the types of awards, vesting periods, estimated fair values of the awards using various assumptions regarding future dividends, interest rates and volatility of the trading prices of our stock.

Related Party Transactions

As part of the Company’s issuance of Notes on August 1, 2008, and in connection with our reorganization, certain members of the Official Committee of Equity Holders of Hancock Fabrics, Inc. (the “Equity Committee”) who were “related persons” as defined in Item 404 of Regulation S-K, participated in a Backstop Arrangement (“Backstop”) in which each party agreed to purchase all of the Notes not purchased by other purchasers during the offering. The Backstop provided for an additional 3,750 warrants to purchase our common stock to be issued to each participant. The related parties purchased approximately $18.0 million of the $20.0 million Note offering. The debt to related parties is subordinate to our revolving credit facility. See Note 17 in the accompanying Consolidated Financial Statements for details regarding each related party Equity Committee member’s participation in the Backstop. We have no other balances with any other related parties, nor has it had any other material transactions with related parties during the fiscal years 2010, 2009 or 2008.

Effects of Inflation

Inflation in labor and occupancy costs could significantly affect our operations.  Many of our employees are paid hourly rates related to federal and state minimum wage requirements; accordingly, any increases in those requirements will affect us.  In addition, payroll taxes, employee benefits, and other employee costs continue to increase.  Health insurance costs, in particular, continue to rise at a high rate in the United States each year, and higher employer contributions to our pension plan could be necessary if investment returns are weak.  Costs of leases for new store locations remain stable, but renewal costs of older leases continue to increase.  We believe the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs, and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

Seasonality

Our business is seasonal.  Peak sales periods occur during the fall and early spring weeks, while the lowest sales periods occur during the summer. Working capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season during the fourth quarter.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 3 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not hold derivative financial or commodity instruments at January 29, 2011.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, all loans under the Revolver bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of January 29, 2011, we had borrowings outstanding of approximately $13.1 million under the Revolver.  If interest rates increased 100 basis points, our annual interest expense would increase approximately $131,000, assuming borrowings under the Revolver of $13.1 million as existed at January 29, 2011.

In addition to the Revolver, we issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters was paid by the issuance of additional Notes at a rate equal to LIBOR plus 5.50%. The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of our assets. Purchasers of the Notes also received a detachable warrant to purchase shares of our common stock.  These warrants representing 9.5 million shares were issued in conjunction with the Notes, and are exercisable upon the date of issuance (August 1, 2008) for $1.12 per share and terminate five years from the anniversary date of issuance (August 1, 2013).  The warrants were valued at $11.7 million using the Black-Scholes option pricing model and were recorded as a discount on Long-term debt obligations and will be amortized to interest expense through the maturity date of the Notes. If interest rates increased 100 basis points, our annual interest expense would increase $216,000, assuming borrowings under the Notes of $21.6 million as existed at January 29, 2011.

Foreign Currency Risk

All of our business is transacted in U.S. dollars and, accordingly, fluctuations in the valuation of the dollar against other currencies will affect product costs. No significant impact was experienced on 2010 results.  As of January 29, 2011, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

Hancock Fabrics, Inc.
Consolidated Balance Sheets

January 29, 2011 and January 30, 2010
(in thousands, except for share and per share amounts)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,372	$2,493
Receivables, less allowance for doubtful accounts	3,841	3,469
Inventories, net	87,804	91,495
Prepaid expenses	2,465	1,485
Total current assets	96,482	98,942

Property and equipment, net	39,335	41,687
Goodwill	3,139	3,210
Other assets	1,967	4,707
Total assets	$140,923	$148,546

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,842	$18,638
Accrued liabilities	14,937	15,113
Other pre-petition obligations	730	1,193
Total current liabilities	33,509	34,944

Long-term debt obligations	28,784	26,942
Capital lease obligations	3,072	3,184
Postretirement benefits other than pensions	2,337	2,150
Pension and SERP liabilities	30,506	27,017
Other liabilities	7,878	7,097

Total liabilities	106,086	101,334

Commitments and contingencies (See Notes 8 and 15)

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 33,466,455 and 33,283,944 issued and 20,068,327 and 19,902,148 outstanding, respectively	335	333
Additional paid-in capital	89,671	89,128
Retained earnings	116,234	126,695
Treasury stock, at cost, 13,398,128 and 13,381,796 shares held, respectively	(153,731)	(153,698)
Accumulated other comprehensive loss	(17,672)	(15,246)
Total shareholders' equity	34,837	47,212
Total liabilities and shareholders' equity	$140,923	$148,546
See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Operations

Years Ended January 29, 2011, January 30, 2010, and January 31, 2009
(in thousands, except per share amounts)	2010	2009	2008

Sales	$275,465	$274,058	$276,381
Cost of goods sold	160,820	152,341	156,802

Gross profit	114,645	121,717	119,579

Selling, general and administrative expenses	115,098	109,681	112,106
Depreciation and amortization	4,495	4,329	4,409

Operating income (loss)	(4,948)	7,707	3,064

Reorganization expense, net	485	755	8,207
Interest expense, net	4,825	5,114	7,038

Income (loss) from continuing operations before income taxes	(10,258)	1,838	(12,181)
Income taxes	232	200	-

Income (loss) from continuing operations	(10,490)	1,638	(12,181)
Income (loss) from discontinued operations (net of taxes of $0, $0, and $0)	29	150	(186)

Net income (loss)	$(10,461)	$1,788	$(12,367)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.53)	$0.08	$(0.64)
Earnings (loss) from discontinued operations	0.00	0.01	(0.01)
Net earnings (loss)	$(0.53)	$0.09	$(0.65)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.53)	$0.08	$(0.64)
Earnings (loss) from discontinued operations	0.00	0.01	(0.01)
Net earnings (loss)	$(0.53)	$0.09	$(0.65)

Weighted average shares outstanding
Basic	19,684	19,349	19,078
Diluted	19,684	20,925	19,078
See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Shareholders' Equity

Years Ended January 29, 2011, January 30, 2010, and January 31, 2009
(in thousands, except number of shares)

			Additional			Accumulated Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
Balance February 2, 2008	32,601,483	$326	$75,324	(13,316,248)	$(153,622)	$4,075	$137,335	$63,438
Comprehensive loss:
Net loss							(12,367)	(12,367)
FAS 158 measurement date adjustment							(61)	(61)
Benefit plans, net of taxes of $0						(16,297)		(16,297)
Total comprehensive loss								(28,725)
Issuance of restricted stock	377,500	4	(4)					-
Cancellation of restricted stock	(28,000)	-	-					-
Stock compensation expense			894					894
Warrants issued with notes			11,685					11,685
Warrants exercised	14,400	-	16					16
Issuance of shares for Directors' fees	119,187	1	(1)					-
Amortization of Directors' fees			103					103
Purchases of treasury stock				(52,019)	(62)			(62)
Balance January 31, 2009	33,084,570	331	88,017	(13,368,267)	(153,684)	(12,222)	124,907	47,349
Comprehensive loss:
Net income							1,788	1,788
Benefit plans, net of taxes of $0						(3,024)		(3,024)
Total comprehensive loss								(1,236)
Stock options exercised	91,874	1	144					145
Issuance of restricted stock	161,000	2	(2)					-
Cancellation of restricted stock	(53,500)	(1)						(1)
Stock compensation expense			866					866
Amortization of directors' stock fees			103					103
Purchases of treasury stock				(13,529)	(14)			(14)
Balance January 30, 2010	33,283,944	333	89,128	(13,381,796)	(153,698)	(15,246)	126,695	47,212
Comprehensive loss:
Net loss							(10,461)	(10,461)
Benefit plans, net of taxes of $0						(2,426)		(2,426)
Total comprehensive loss								(12,887)
Stock options exercised	43,511	-	36					36
Issuance of restricted stock	167,000	2	(2)					-
Cancellation of restricted stock	(28,000)	-	-					-
Stock compensation expense			324					324
Amortization of directors' stock fees			185					185
Purchases of treasury stock				(16,332)	(33)			(33)
Balance January 29,2011	33,466,455	$335	$89,671	(13,398,128)	$(153,731)	$(17,672)	$116,234	$34,837
See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows

Years Ended January 29, 2011, January 30, 2010, and January 31, 2009
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(10,461)	$1,788	$(12,367)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	6,538	6,619	6,630
Amortization of deferred loan costs	246	247	533
Amortization of note discount	2,331	2,331	1,178
Interest on Pre-Petition Obligations	-	-	2,219
Interest paid-in-kind on Notes	-	694	859
Stock compensation expense, including director's fees paid with shares	509	968	997
Inventory valuation reserve	6,650	-	-
Reserve for store closings charges, including interest expense	-	(90)	(1,833)
Impairment on property and equipment, goodwill, and other assets	1,523	-	702
(Gain) loss on disposition of property and equipment	21	(8)	196
Reorganization expense, net	485	755	8,207
(Increase) decrease in assets
Receivables and prepaid expenses	(1,352)	152	1,142
Inventories	(3,023)	12,187	9,691
Income tax refundable	-	-	8,118
Other assets	2,240	(138)	2,941
Increase (decrease) in liabilities
Accounts payable	(900)	(3,559)	2,494
Accrued liabilities	-	322	442
Postretirement benefits other than pensions	(869)	(953)	(6,682)
Long-term pension and SERP liabilities	2,119	3,179	493
Other liabilities	686	(784)	(1,520)
Net cash provided by operating activities before reorganization activities	6,743	23,710	24,440
Net cash used for reorganization activites	(583)	(734)	(7,448)
Net cash provided by operating activities	6,160	22,976	16,992
Cash flows from investing activities:
Additions to property and equipment	(5,392)	(3,084)	(8,447)
Proceeds from the disposition of property and equipment	52	68	136
Net cash used in investing activities	(5,340)	(3,016)	(8,311)
Cash flows from financing activities:
Net (payments) borrowings on revolving credit facility	(489)	(19,060)	29,017
Payments for loan costs	-	-	(1,202)
Payments for Pre-Petition Obligations	(325)	(786)	(36,325)
Net receipts (payments) for other financing activities	(127)	41	(113)
Net cash used in financing activities	(941)	(19,805)	(8,623)
Increase (decrease) in cash and cash equivalents	(121)	155	58
Cash and cash equivalents:
Beginning of period	2,493	2,338	2,280
End of period	$2,372	$2,493	$2,338
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,174	$1,508	$3,081
Income taxes	390	73	1,500
Non-cash activities:
Warrants issued with notes	-	-	11,685
Non-cash change in funded status of benefit plans	(2,426)	(3,024)	(16,358)
Issuance of restricted stock	281	200	760
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of January 29, 2011, Hancock operated 265 stores in 37 states and an internet store under the domain name hancockfabrics.com.  Hancock conducts business in one operating business segment.

Note 2 – Proceedings under Chapter 11 and Related Financings

On March 21, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On August 1, 2008 (the “Effective Date”), the Company’s Plan of Reorganization (the “Plan”) became effective, and the Company emerged from bankruptcy protection. On August 17, 2010, the Final Decree was approved by the United States Bankruptcy Court closing the bankruptcy case of the Company.

Treatment of Claims and Interest

The Plan provides for payment in full in cash plus interest, as applicable, or reinstatement of equity interest in the Company. Therefore, there were no impaired classes of creditors or stockholders.

Exit Financing

On the Effective Date, the Company closed on a $100.0 million senior revolving line of credit facility, as well as issued $20.0 million of floating rate secured notes and warrants to purchase 9,500,000 shares of the common stock of the Company (See Note 7).

Claims Resolution and Plan Distributions

The Company resolved a majority of the claims against it prior to the Effective Date through settlement or by Court order. The claims resolution process continues for the two remaining unresolved claims and will continue until all claims are resolved.

Accounting Impact

Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), ASC 852, “Reorganizations” provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance was implemented in the accompanying consolidated financial statements. Under this guidance, the Company was not required to adopt the “fresh-start reporting” provisions of ASC 852 upon emergence from bankruptcy. Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan. As such, pre-petition liabilities after the Effective Date are presented as other pre-petition obligations.

Subsequent Distribution

During the fifty-two weeks ended January 29, 2011, the Company made cash distributions to creditors for allowed claim amounts totaling approximately $325,000, which was funded from operations. There are approximately $0.7 million of pre-petition obligations as of January 29, 2011, that have not been resolved.

(in thousands)	January 29,	January 30,
	2011	2010
Real estate claims	$5	$468
Professional fee claim	725	725
Total pre-petition obligations	$730	$1,193

Note 3 - Summary of Significant Accounting Policies and Basis of Accounting

Consolidated Financial Statements include the accounts of Hancock and its wholly owned subsidiaries.  All inter-company accounts and transactions are eliminated. The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31.  Fiscal years 2010, 2009 and 2008, as used herein, refer to the years ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively.  The fiscal years 2010, 2009 and 2008 contained 52 weeks.

Financial Statement presentation is in accordance with FASB ASC 852, “Reorganizations,” which provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance for the fiscal years ended January 30, 2010, and January 31, 2009.  Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there is little uncertainty as to the total amount to be distributed under the Plan.  As such, pre-petition liabilities after the Effective Date are no longer presented as subject to compromise (See Note 2 to the accompanying Consolidated Financial Statements).

Discontinued operations are presented and accounted for in accordance with FASB ASC 360, “Property, Plant and Equipment,” (“ASC 360”).  When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction. In determining whether elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur), the Company considers the generation of (or expected generation of) continuing cash flows. Actual or expected continuing cash inflows or outflows result from activities involving the Company and the component. The effect the existence of any continuing cash flows has on the classification of the component as discontinued operations hinges on whether those continuing cash flows are direct or indirect. Both the significance and nature of the continuing cash flows factor into our direct/indirect determination.  Direct continuing cash flows exist if there has been a significant migration of revenues (cash inflows) or costs (cash outflows) from the component to the Company. Also, direct continuing cash flows exist if significant cash inflows or outflows result from the continuation of activities between the entity and the component.  When determining the significance of: (a) revenues (cash inflows) or costs (cash outflows) resulting from migration and (b) cash inflows or outflows resulting from the continuation of activities, the Company considers the cash inflows and outflows that would have been expected if the disposal did not take place and the cash inflows and outflows that are expected after the disposal takes place.

The 2010 earnings from discontinued operations results from the settlement of bankruptcy claims on stores that closed in prior years which qualified for discontinued operations under the requirements of ASC 360.  We have not allocated interest expense to discontinued operations.

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

Revenue recognition occurs at the time of sale of merchandise to Hancock’s customers, in compliance with FASB ASC 605, “Revenue Recognition”.  Sales include the sale of merchandise at the Company’s retail stores and internet store, net of sales taxes collected and net of estimated customer returns.  The Company allows customers to return merchandise under most circumstances.  The reserve for returns was $122,000 at January 29, 2011, and $109,000 at January 30, 2010, and is included in accrued liabilities in the accompanying consolidated balance sheets.  The reserve is estimated based on the Company’s prior experience of returns made by customers after period end of merchandise sold prior to period end.

Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company escheats a portion of unredeemed gift cards according to Delaware escheatment requirements that govern remittance of the cost of the merchandise portion of unredeemed gift cards over five years old. After reflecting the amount to be escheated, any remaining liability after 60 months (referred to as breakage) is relieved and recognized as a reduction of selling, general, and administrative expenses as an offset to the costs of administering the gift card program. The liability for gift cards is recorded in accrued liabilities on the Consolidated Balance Sheets and was $1.3 million at January 29, 2011, and January 30, 2010.

Cost of goods sold includes merchandise, freight, and sourcing and warehousing costs.

Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having an initial maturity of three months or less, are classified as cash and cash equivalents.

Receivables include amounts due from customers for the sale of merchandise, amounts related to insurance claims, and amounts from financial institutions for credit card payments received for the sale of merchandise.  Receivables are stated net of the allowance for doubtful accounts, which was zero for both 2010 and 2009.  Bad debt expense is included in selling, general and administrative expenses and was insignificant in years 2010, 2009 and 2008.  Generally, past due receivables are charged interest and accounts are charged off against the allowance for doubtful accounts when deemed uncollectible.

Inventories consist of fabrics, sewing notions, and patterns held for sale and are stated at the lower of cost or market; cost is determined by the weighted average cost method.  The costs related to sourcing and warehousing as well as freight, duties, and fees related to purchases of inventories are capitalized into ending inventory with the net change recorded as a component of costs of goods sold.  At January 29, 2011, and January 30, 2010, inventories included such capitalized costs for sourcing and warehousing totaling $9.0 million and $8.6 million, respectively.   During fiscal 2010, 2009 and 2008, the Company included in cost of goods sold $12.6 million, $12.4 million and $11.8 million, respectively, related to sourcing and warehousing costs, and $1.9 million, $2.3 million and $2.3 million, respectively, related to depreciation and amortization expense.

Hancock provides for slow-moving or obsolete inventories throughout the year by marking down impacted inventory to its net realizable value.  In addition, Hancock records specific reserves when necessary to the extent that markdowns have not yet been reflected. During the fourth quarter of 2010, the Company initiated an aggressive strategy to address aged and unproductive inventory, which resulted in a charge of $6.7 million.   At January 29, 2011, and January 29, 2010, the amount of such reserves totaled $7.1 million and $0.7 million, respectively.

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

Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Consolidated Statements of Operations.

Asset retirement obligations are created as a result of certain lease requirements that Hancock remove certain assets and restore the properties to their original condition.  The obligations are recorded at the inception of the lease based on estimates of the actions to be taken and related costs.  Adjustments are made when necessary to reflect actual results.

Long-lived asset impairment is assessed when events or changes in circumstances indicate impairment testing is warranted.  The assessment is performed at the individual store level by comparing the carrying value of the assets with their estimated future undiscounted cash flows in accordance with ASC 360, “Property, Plant and Equipment”.  If the undiscounted cash flows are less than the carrying value, the discounted cash flows or comparable fair values are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period.  Fair values are estimated based on the discounted cash flows plus the proceeds from the estimated liquidation values of the assets. During 2010, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent.  The net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $2.3 million for stores deemed to be at least partially impaired, and the Company recorded total impairment charges of $1.5 million primarily due to the operations of the related stores failing to produce adequate cash flows. During 2009, the Company determined there were no events that indicate the need for impairment testing. During 2008, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent.  The net book value of long-lived assets other than goodwill, net of noncurrent liabilities, was $0.5 million for stores deemed to be at least partially impaired, and the Company recorded total impairment charges of $0.5 million due to the declining operations of the related stores and the impact on expected cash flows. Impairment charges are included in selling, general, and administrative expense in the accompanying consolidated statements of operations.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test for impairment.  First, the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any.  In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess not to exceed the carrying amount of the goodwill.  The fair value of the reporting unit is estimated using the discounted present value of future cash flows.  Each of the stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Impairment of goodwill was required due to declining operating results and other factors during 2010 and 2008, and the Company recorded goodwill impairment charges of $71,000 and $187,000, respectively.  Operating results improved during 2009; therefore, no impairment occurred. Additional charges may be required in the future based on changes in the fair value of reporting units as determined by the goodwill impairment evaluation that is performed annually and when events arise indicating potential impairment.  Prior to the implementation of ASC 350, “Intangibles-Goodwill and Other,” the Company amortized goodwill.  Accordingly, goodwill is presented net of accumulated amortization of $1.0 million.

Accounts Payable, as of January 29, 2011, and January 30, 2010, includes $3.7 million and $1.6 million, respectively for checks that are issued and outstanding.

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

Operating leases result in rent expense recorded on a straight-line basis over the expected life of the lease beginning with the point at which the Company obtains control and possession of the lease properties.  The expected life of the lease includes the build-out period where no rent payments are typically due under the terms of the lease, rent holidays, and available lease renewals and option periods reasonably assured of exercise due to economic penalties.  Also, the leases often contain predetermined fixed escalations of the minimum rentals during the term of the lease, which are also recorded on a straight-line basis over the expected life of the lease. The difference between the lease payment and rent expense in any period is recorded as stepped rent accrual in accrued liabilities and other liabilities in the consolidated balance sheets.

The Company records tenant allowances from landlords as lease incentives, which are amortized as a reduction of rent expense over the expected life of the lease.  Furthermore, improvements made by the Company as required by the lease agreements are capitalized by the Company as prepaid rent expense and recorded as prepaid expenses and other noncurrent assets in the consolidated balance sheets and are amortized into rent expense over the expected life of the lease. These improvements are typically the result of negotiations with the landlords which require the Company to make a significant investment to build-out the space for occupancy, which reduces the base rent on the property. Improvements classified as leasehold improvements and amortized into depreciation expense would be those that are routine in nature, necessary to modify the property for our operation and do not result in a reduction in base rent on the property.

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

Advertising, including production costs, is charged to expense in the period in which advertising first takes place. Advertising expense was $10.1 million for 2010, $10.0 million for 2009 and $9.7 million for 2008.

Pre-opening costs of new stores are charged to expense as incurred.

Earnings per share is presented for basic and diluted earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, which represent common shares outstanding, less treasury stock and non-vested restricted shares.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Hancock. For the fiscal years 2010 and 2008, basic and diluted earnings per share are the same because the Company was in a loss position and the effect of additional securities or contracts to purchase additional common stock would be anti-dilutive. Options to purchase 1,156,000 shares in 2009 were excluded from the computation of diluted earnings per share because the respective exercise prices per share of those options were greater than the average market price of our shares of common stock during the year, or because by including the unvested compensation expense associated with the options, the calculation of common stock equivalents under the treasury method would be anti-dilutive. For 2009, using the treasury stock method, the calculation of fully diluted earnings per share includes an additional 1,576,000 shares based upon the impact of outstanding options, restricted shares and warrants deemed “in the money”. As of January 29, 2011, warrants entitling the purchase of an aggregate 9,485,600 shares are outstanding.   See Note 12 to the accompanying Consolidated Financial Statements for a calculation of diluted shares.

Financial Instruments and Fair Value Measurements. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long term debt, and benefit plan liabilities. The fair value of these financial instruments, excluding benefit plan liabilities, approximate the carrying value based upon the short term maturity of the items or the market rate terms and conditions. The Company does not have any financial instruments that are required to be measured at fair value on a recurring basis except for benefit plan liabilities. See Note 14 for detailed information on benefit plan liabilities.

Income taxes are recorded using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We also recognize future tax benefits associated with tax losses and credit carryforwards as deferred tax assets. Our deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the Company expects to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.

Uncertain Tax Positions were accounted for beginning the first day of fiscal 2007 (February 4, 2007) under the provisions of FASB ASC 740, “Income Taxes” (“ASC 740”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The adoption of ASC 740 had no impact on our financial position or results of operation for 2010, 2009 or 2008.

Stock Based Compensation is accounted for in accordance with FASB ASC 718, “Stock Compensation,” which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments.

See Note 13 to the accompanying Consolidated Financial Statements for the key assumptions utilized to determine the fair value of options.

Comprehensive income (loss) and the components of accumulated comprehensive income (loss) include net income (loss) and the changes in minimum pension liabilities, net of taxes.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued ASC 820, Fair Value Measurements (“ASC 820”).  This Standard defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 was effective for fiscal years beginning after November 15, 2007, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  Certain aspects of this standard were effective at the beginning of the first quarter of 2008 and had no impact on the Company.  In January 2010, the FASB issued additional guidance related to ASC 820 on fair value measurements and disclosures that requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  Further, in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies the requirements of reporting fair value measurement for each class of assets and liabilities and explains that a reporting entity should use judgment in determining the appropriate classes of assets and liabilities based on the nature and risks of the investments. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The company has no assets or liabilities measured at fair value on a recurring basis, and, thus the adoption of this guidance had no impact on financial statement disclosures or on the Company’s financial condition or results of operations.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to January 29, 2011. None of these new standards had or is expected to have a significant impact on the Company’s Consolidated Financial Statements.

 Note 4 – Discontinued Operations

The Company closed one store in 2010 and one in 2009, neither of which qualified for discontinued operations treatment in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment”.  The amounts classified as discontinued operations relate to the adjustment of bankruptcy related claims on the 124 stores closed in 2007 that qualified for discontinued operations. Significant components of our results of discontinued operations consisted of the following for the years presented:

Discontinued Operations (in thousands, except per share amounts)

	Sales	Gross Profit	Net Earnings (Loss)	Basic and diluted net earnings (loss) per common share

2010
Discontinued operations	$-	$-	$29	$0.00

2009
Discontinued operations	$-	$-	$150	$0.01

2008
Discontinued operations	$-	$-	$(186)	$(0.01)

Note 5 - Property and Equipment (in thousands)

Property and Equipment consists of the following:

	2010	2009

Buildings and improvements	$25,837	$25,837
Leasehold improvements	5,878	5,634
Fixtures and equipment	67,234	64,628
Assets held for sale	705	705
	99,654	96,804
Accumulated depreciation and amortization	(61,532)	(56,330)
	38,122	40,474
Land	1,213	1,213
Total property and equipment, net	$39,335	$41,687

The Company recorded $4.5 million, $4.3 million, and $4.4 million of depreciation expense for the years ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively.  The Company also expensed $2.0 million, $2.3 million, and $2.3 million of depreciation to cost of sales in 2010, 2009, and 2008 respectively.

Assets held under capital leases amounted to $3.6 million at the end of fiscal years 2010 and 2009. Accumulated depreciation related to these assets at the end of fiscal year 2010 and 2009, totaled $0.8 million and $0.6 million, respectively. Related depreciation expense amounted to $170,000, $168,000, and $167,000 for 2010, 2009 and 2008, respectively.

Note 6 - Accrued Liabilities (in thousands)

Accrued liabilities consist of the following:

	2010	2009

Workers' compensation and deferred compensation	$3,249	$2,632
Property taxes	3,174	2,966
Payroll and benefits	2,047	3,214
Short term lease obligations	1,515	1,435
Gift card / merchandise credit liability	1,327	1,332
Medical claims, customer liability claims and property claims	1,161	978
Sales taxes	949	882
Other	1,515	1,674
	$14,937	$15,113

Note 7 – Long-Term Debt Obligations

On August 1, 2008, the Company and General Electric Capital Corporation (along with certain of its affiliates, "GE Capital") entered into a financing arrangement  whereby GE Capital provided the Company with a revolving line of credit (the "Revolver") in the maximum amount of $100.0 million (the "Maximum Amount"). The Maximum Amount includes a letter of credit sub-facility of up to $20.0 million. There are no financial covenants. The Company is, however, precluded from incurring significant additional debt obligations.

The Revolver has a 60-month term. At the Company's option, all loans under the Revolver bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. The applicable margins range from 0.0% to 2.375% depending on the nature of the borrowing under the Revolver. Starting on January 1, 2009, the applicable margins are subject to adjustment (up or down) prospectively for three calendar month periods based on the Company's average excess availability under the Revolver.

The Revolver is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal tangible and intangible assets of the Company.  As of January 29, 2011, the Company had outstanding borrowings under the Revolver of $13.1 million and amounts available to borrow of $43.8 million.

At January 29, 2011, Hancock had commitments under the above credit facility of $394,000, under documentary letters of credit, which support purchase orders for merchandise.  Hancock also has standby letters of credit to guarantee payment of potential insurance claims.  These letters of credit amounted to $7.1 million as of January 29, 2011.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  The Notes were offered pursuant to a prospectus dated June 17, 2008, to shareholders of common stock.  The non-convertible notes had a $1,000 purchase price.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  For the first four quarters, in lieu of interest payments, additional Notes were allowed to be issued at a rate equal to LIBOR plus 5.50%. The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Purchasers of the Notes also received a detachable warrant to purchase shares of common stock.  These warrants representing 9.5 million shares were issued in conjunction with the Notes and are exercisable upon the date of issuance (August 1, 2008) for $1.12 per share and terminate 5 years from the date of issuance (August 1, 2013).  The warrants were valued at $11.7 million using the Black-Scholes option pricing model (term of 5 years, risk-free interest rate of 3.75%, expected volatility of 72%, and 0% dividend) and were recorded as a discount on Long-term debt obligations.  The balance will be amortized to interest expense through the maturity date of the Notes.  The unamortized discount at January 29, 2011, totaled approximately $5.8 million.

The Company elected to make the first four quarterly interest payments on the Notes by issuing additional Notes which resulted in the capitalization of $0.7 million of interest into the outstanding balance for 2009 and $0.9 million in 2008. As of January 29, 2011, the outstanding balance of the Notes was $21.6 million.

Note 8 - Long-Term Leases

Hancock leases its retail fabric store locations mainly under non-cancelable operating leases expiring at various dates through 2024.  Four of the Company’s stores qualify for capital lease treatment.  Two of the leases expire in 2020; the others expire in 2016 and 2021.

Rent expense consists of the following (in thousands):

	2010	2009	2008

Minimum rent	$21,125	$21,070	$21,037
Common area maintenance	2,055	2,036	2,137
Stepped rent adjustment	108	(156)	(380)
Equipment leases	402	409	417
	$23,690	$23,359	$23,211

Additional rent based on sales	$85	$155	$163

Taxes	4,321	4,332	4,187

Insurance	354	394	354

The amounts shown in the minimum rental table below reflect only future minimum rent payments required under existing store operating leases and income from non-cancelable sublease rentals.  In addition to those obligations, certain of Hancock’s store operating leases require payment of pass-through costs such as common area maintenance, taxes, and insurance.

Future minimum rental payments under all operating and capital leases as of January 29, 2011, are as follows (in thousands):

			Capital
	Operating Leases		Leases
		Sublease
Fiscal Year	Payments	Rentals
2011	$20,906	$(426)	$466
2012	16,557	(206)	472
2013	12,656	(130)	472
2014	8,975	(101)	472
2015	6,910	(54)	472
Thereafter	10,015	(48)	3,756
Total minimum lease payments (income)	$76,019	$(965)	6,110
Less imputed interest			(2,925)
Present value of capital lease obligations			3,185
Less current portion			(113)
Long-term capital lease obligations			$3,072

Note 9 - Income Taxes

The components of income tax expense are as follows (in thousands):

	2010	2009	2008
Currently payable
Federal	$42	$200	$-
State	-	-	-
Total currently payable	$42	$200	$-

Deferred
Federal	$-	$-	$-
State	-	-	-
Total Deferred	$-	$-	$-

Continuing operations expense	$232	$200	$-
Discontinued operations	-	-	-
Total Expense	$232	$200	$-

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	1.3	1.3	1.3
Other permanent differences	(0.2)	12.9	(0.1)
Valuation allowance	(36.1)	(49.2)	(36.2)
Other	(2.3)	10.9	-
Effective tax rate	(2.3)%	10.9%	0.0%

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

The deferred tax assets are comprised of the following (in thousands):

	2010	2009
Deferred tax assets:
NOL carryforward	$12,475	$17,254
Pension and other post retirement benefits	13,632	13,761
Deferred compensation	2,773	2,540
Reserves and accruals	2,664	2,276
Inventory valuation method	2,575	(3,049)
Property and equipment	1,118	(456)
Other	(788)	(1,215)
Total deferred tax asset	34,449	31,111
Valuation allowance	(34,449)	(31,111)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. At January 29, 2011, the Company had useable net operating loss carryforwards of approximately $32.6 million for federal and $80.7 million for state income tax purposes available to offset future taxable income expiring through 2026 and 2016, respectively. During the current year there was not a material change in the valuation allowance.  Upon conversion from the LIFO method of accounting for tax purposes, the Company is obligated to recognize the accumulated LIFO inventory reserve of approximately $36.4 million into taxable income equally over a four year period beginning in fiscal 2008, the remaining $9.1 million will be recognized into taxable income in 2011 and is not reflected in the net operating loss carryforward amount noted above.  The Company recognizes its pension and other post retirements benefit liabilities as a deferred tax asset but since the realization of such tax benefit is contingent upon the future payment of such amounts, a full valuation allowance is established for these deferred tax assets.

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation.  The Company does not currently believe it is subject to any Section 382 limitations.

The Company adopted FASB ASC 740, “Income Taxes,” (“ASC 740”) effective February 4, 2007. In accordance with ASC 740, the Company elected to classify interest and penalties related to uncertain tax positions as a component of tax expense. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of ASC 740. At January 29, 2011, the Company had no unrecognized tax differences which should have impacted the effective tax rate in fiscal 2010.  No interest and penalties were included in the balance sheet or statement of operations as of or for the year ended January 29, 2011. As of January 29, 2011, the Company files tax returns with the Federal government and approximately 37 different states. There currently are no tax audits in process. The Company believes that as part of its emergence from Chapter 11 it is substantially protected against any tax claims made prior to the bankruptcy filing.

Note 10 - Other Liabilities

Other Liabilities consisted of the following (in thousands):

	2010	2009
Long-term workers' compensation and deferred compensation	$5,198	$4,133
Long-term stepped rent accrual	1,855	1,750
Other	825	1,214
	$7,878	$7,097

Note 11 - Shareholders’ Interest

Authorized Capital. Hancock’s authorized capital includes five million shares of $.01 par value preferred stock, none of which have been issued.

Common Stock Purchase Rights.  Hancock amended the Common Stock Purchase Rights Agreement with Continental Stock Transfer & Trust Company as Rights Agent, as amended and restated, on November 13, 2009 (the “Rights Agreement”). The Rights Agreement governs the terms of each right (a “Right”) that has been issued with each share of common stock of Hancock (the “Common Stock”). Each Right initially represents the right to purchase one share of Common Stock.

Hancock adopted the 2009 amendment to the Rights Agreement to preserve the value of the Company’s tax assets, including the Company’s net operating loss carryforwards (“Tax Benefits”) for both the Company and its stockholders. The Company’s ability to fully use its Tax Benefits to offset future income may be limited if it experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986.

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

Stock Repurchase Plan.  In prior years, Hancock has repurchased approximately 13 million shares of its Common Stock.  There are 243,515 shares available for repurchase as of January 29, 2011, under the most recent authorization.

Warrants.  In August 2008, Hancock issued 23,750 warrants which entitle the holder to purchase Common Stock of the Company. The warrants were issued in conjunction with the $20.0 million of Notes (See Note 7) and are detachable from the related note. Each warrant entitles the holder to purchase 400 shares at an exercise price of $1.12 per share and has an expiration date of August 1, 2013. As of January 29, 2011, warrants entitling the purchase of an aggregate 9,485,600 shares are outstanding.

Note 12 – Earnings per Share

A reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share follows (in thousands, except per share amounts):

	Years Ended
	January 29, 2011			January 30, 2010			January 31, 2009
	Net		Per Share	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount	Earnings	Shares	Amount
Basic EPS
Earnings (loss) available to common shareholders	$(10,461)	19,684	$(.53)	$1,788	19,349	$.09	$(12,367)	19,078	$(.65)

Effect of Dilutive Securities
Stock options					64
Restricted stock					126
Warrants					1,386

Diluted EPS
Earnings (loss) available to common shareholders plus conversions	$(10,461)	19,684	$(.53)	$1,788	20,925	$.09	$(12,367)	19,078	$(.65)

Certain options to purchase shares of Hancock’s common stock totaling 494,000; 1,156,000; and 1,206,000 shares were outstanding during the fiscal years 2010, 2009, and 2008, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average price of common shares.  Additionally, securities totaling 10,846,000 and 5,060,000 equivalent shares were excluded in 2010 and 2008; as such shares were anti-dilutive.

Note 13 - Stock Based Compensation

The Company’s stock based compensation consists of compensation for stock options and restricted stock.  Total cost for stock based compensation included in net income was $0.5 million for 2010 and $1.0 million for both 2009 and 2008.

Stock Options. In 2001, Hancock adopted the 2001 Stock Incentive Plan (the “2001 Plan”) which authorized the granting of options or restricted stock to key employees for up to 2,800,000 shares of common stock in total.  In 2005, the 2001 Plan was amended to increase the aggregate number of shares authorized for issuance by 350,000 shares. Additionally, the 2001 Plan was amended and restated pursuant to the Company’s Plan of Reorganization, approved on August 1, 2008, to increase the aggregate number of shares authorized for issuance by 3,150,000, to award each non-employee director installed pursuant to the Plan of Reorganization 50,000 shares of restricted stock, to allow non-employee directors to receive restricted stock and stock options, and to allow directors to elect to receive fees as restricted shares instead of cash. Under the 2001 Plan, as amended and restated, the total shares available for issuance is 6,300,000.  The options granted under the 2001 Plan, as amended and restated, can have an exercise price of no less than 100% of fair market value on the date the options are granted, vest 25% upon the first anniversary of the grant date and 1/36th per month over the next three years, and expire seven years from the grant date. Restricted stock issued under the 2001 Plan, as amended and restated, can vest no sooner than 50% upon the first anniversary and 25% upon the second and third anniversaries.

On April 16, 2009, the Stock Plan Committee of the Company’s Board of Directors amended the 2001 Plan, as amended and restated, to provide for the issuance of stock options under the terms of the Long Term Incentive Plan. In general, the Long Term Incentive Plan provides for the granting of stock options with vesting over three years conditional on achieving annual performance goals as determined by the Board of Directors. If the goals are not achieved, the shares available for vesting that year are forfeited. As of January 29, 2011, a total of 3,173,160 shares remain available for grant under the 2001 Plan, as amended and restated.

On August 7, 2008, the Management Review and Compensation Committee cancelled all or a portion of the outstanding stock options of 49 employees. The exercise prices of these cancelled options were higher than the then current market price, and the Company issued replacement grants in an amount determined by the employees’ current position in the Company. The replacement grants were issued from the 2001 Plan, as amended and restated, and had an incremental value of $0.5 million.

A summary of stock option activity in the plan for the years ended January 29, 2011, January 30, 2010, and January 31, 2009 follows:
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,545,804	$3.17	1,260,075	$4.21	1,137,300	$10.68

Granted	168,593	$1.75	717,329	$.92	950,500	$1.52

Forfeited / canceled	(293,204)	$2.99	(339,726)	$2.65	(827,725)	$9.96

Exercised	(43,511)	$.84	(91,874)	$1.58	-	$-

Shares outstanding, vested, and expected to vest at end of year	1,231,789	$3.41

Outstanding at end of year	1,377,682	$3.19	1,545,804	$3.17	1,260,075	$4.21

Exercisable at end of year	677,586	$5.13	474,221	$7.69	321,200	$12.13

The total intrinsic value of shares exercised during the years 2010 and 2009 was $23,000 and $154,000, respectively.  Cash proceeds from stock options exercised were $36,000 during the year 2010. The tax benefit related to stock option exercises will not be recognized until the net operating loss carryforward has been utilized. There were no stock options exercised during fiscal year 2008.

For shares outstanding, vested, and expected to vest the intrinsic value is $270,000 and the weighted average remaining contractual life is 4.43 years at January 29, 2011.

The weighted average grant-date fair value of options granted during 2010, 2009, and 2008 was $1.75, $0.92, and $1.52, respectively.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2010, 2009, and 2008 respectively: dividend yields of 0%, 0%, and 0%; average expected volatility of 1.02, 0.95, and 0.68; risk-free interest rates of 1.5%, 1.93%, and 3.11%; and an average expected life of 3.98 years, 4.50 years, 4.84 years.

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

Expected Lives — This is the period of time over which the options granted are expected to remain outstanding and is based on the simplified method as outlined in the SEC Staff Accounting Bulletin 110. The Company will continue to estimate expected lives based on the simplified method until reliable historical data becomes available. An increase in the expected life will increase compensation expense.

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

A summary of the outstanding and exercisable options as of January 29, 2011, follows:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number	Average	Average	Number	Average	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Remaining	Exercise
Exercise Prices	at 1/29/11	Life (Years)	Price	at 1/29/11	Life (Years)	Price
$0.40 to $0.65	286,667	4.71	$0.63	91,157		$0.44
$0.88 to $1.45	318,265	5.80	$1.16	84,970		$1.07
$1.58 to $2.43	514,252	4.46	$1.60	289,959		$1.59
$3.225 to $7.50	90,498	3.62	$5.12	43,500		$7.03
$12.20 to $18.09	168,000	2.22	$15.22	168,000		$15.22
$0.40 to $18.09	1,377,682	4.53		677,586	3.78

Intrinsic value	$310,000			$102,000

Restricted Stock.  The 2001 Plan, as amended and restated, authorized the granting of up to 6,300,000 shares of restricted stock or stock options. During 2010, 2009, and 2008, restricted shares totaling 167,000, 161,000, and 496,687, respectively, were issued to directors, officers and key employees under the Plan. Compensation expense related to restricted shares issued is recognized over the period for which restrictions apply.

A summary of the status of the Company’s non-vested restricted shares as of January 29, 2011, and changes during 2010, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares at January 30, 2010	335,500	$1.81
Granted	167,000	$1.68
Vested	(182,700)	$2.17
Forfeited	(28,000)	$1.71
Nonvested shares at January 29, 2011	291,800	$1.52

As of January 29, 2011, there was $342,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of shares vested during the years ended January 2010, 2009, and 2008 was $0.4 million, $1.1 million, and $1.4 million, respectively.

Note 14 – Employee Benefit Plans

Defined Benefit Plans

Effective February 3, 2007, the Company began recognizing the funded status of its defined benefit plans in accordance with FASB ASC 715, “Compensation-Retirement Benefits,” (“ASC 715”). ASC 715 requires the Company to display the net over-or-under funded position of a defined benefit plan as an asset or liability with any unrecognized prior service costs, transition obligations, or actuarial gains/losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Retirement Plans.  Hancock has maintained a noncontributory qualified defined benefit retirement plan and an unfunded nonqualified Supplemental Retirement Benefit Plan (“SERP”) that afforded certain benefits that could not be provided by the qualified plan. Together, these plans provided eligible full-time employees with pension and disability benefits based primarily on years of service and employee compensation. During 2004, employees under the age of 40 were transitioned from the defined benefit plan into the 401(k) Plan, and employees age 40 or older were given a choice between continuing to accrue pension benefits or participating in the 401(k) Plan.  Full-time employees hired after December 31, 2004, are eligible only for the 401(k) Plan.  The 401(k) Plan provides for a voluntary match of employee contributions up to 2% and a discretionary contribution of 3%.  The Company suspended its voluntary match of employee contributions on March 1, 2009, and chose not to make the discretionary contribution for 2010 or 2009. The Company recognized $39,000 of expense for its 401(k) match in 2009.

The qualified benefit and SERP plans were frozen effective December 31, 2008; thereafter, participants do not accrue additional benefits for service.  The service cost amounts shown in the table below reflect administrative expenses paid out of the pension trust.

Changes in projected benefit obligation and fair value of plan assets (in thousands)

	Retirement Plan		SERP
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$79,993	$66,476	$988	$855
Service cost	428	652	-	-
Interest cost	4,563	4,854	52	61
Benefits paid	(4,857)	(4,637)	(76)	(74)
Plan expenses paid	(506)	(428)	-	-
Actuarial loss	4,397	13,076	36	146
Benefit obligation at end of year	$84,018	$79,993	$1,000	$988

Change in plan assets
Fair value of plan assets at beginning of year	$53,889	$45,552
Actual return on plan assets	5,912	13,402
Plan expenses paid	(506)	(428)
Benefits paid	(4,857)	(4,637)
Fair value of plan assets at end of year	$54,438	$53,889

Funded Status

The funded status and the amounts recognized in Hancock’s consolidated balance sheet for the retirement plans based on an actuarial valuation were as follows (in thousands):

	Retirement Plan		SERP
	2010	2009	2010	2009

Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$-	$-	$74	$75
Non-current liabilities	29,580	26,104	926	913
Net Liability at end of year	$29,580	$26,104	$1,000	$988

Amounts recognized in accumulated other comprehensive income
Prior service credit	$-	$-	$-	$-
Net actuarial (gain) loss	30,420	29,080	167	223
Total	$30,420	$29,080	$167	$223

The actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the following fiscal year is $882,000 for the Retirement Plan and $8,000 for the SERP and the estimated prior service cost/(credit) for both plans will be zero.

Components of net periodic benefit cost (in thousands)

	Retirement Plan			SERP
	2010	2009	2008	2010	2009	2008

Service cost	$428	$651	$1,027	$-	$-	$-
Interest cost	4,563	4,854	4,687	53	61	60
Expected return on plan assets	(3,831)	(3,199)	(5,317)	-	-	-
Amortization of prior service cost	-	-	(73)	-	-	(1)
Actuarial loss	976	887	879	6	-	4
Curtailment gain	-	-	(560)	-	-	(7)
Net periodic benefit cost	$2,136	$3,193	$643	$59	$61	$56

Other changes in plan assets and benefit obligation recognized in other comprehensive loss (in thousands)

	Retirement Plan		SERP
	2010	2009	2010	2009

Net actuarial (gain)/loss	$2,316	$2,874	$36	$146
Reversal of amortization - net actuarial gain	(976)	(887)	(6)	-
Total recognized in other comprehensive loss	$1,340	$1,987	$30	$146

Accumulated benefit obligation

The accumulated benefit obligation for the retirement plan was $84.0 million and $80.0 million at the measurement dates of January 29, 2011, and January 30, 2010, respectively.  The accumulated benefit obligation for the SERP was $1.0 million  at both measurement dates of January 29, 2011, and January 30, 2010.

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	Retirement Plan		SERP
	2010	2009	2010	2009

Discount rate	5.52%	5.80%	5.22%	5.55%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

Weighted-average actuarial assumptions used in the valuations to determine net periodic benefit cost were as follows:

	Retirement Plan			SERP
	2010	2009	2008	2010	2009	2008

Discount rate	5.80%	7.55%	6.58%	5.55%	7.46%	6.58%
Rate of increase in compensation levels	N/A	N/A	2.29%	N/A	N/A	2.29%
Expected long-term rate of return on assets	7.50%	7.50%	8.44%	N/A	N/A	N/A

The discount rate is the rate used to determine the present value of the Company’s future benefit obligation for its Retirement Plan and SERP.  The discount rate selected for each plan was developed using the expected cash flows and the Hewitt Top Quartile Curve at the plan’s measurement date.

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

Plan Assets

Hancock’s retirement plan weighted-average asset and target allocations were as follows:

(in thousands)	Plan Assets
	January 29,		January 30,		Target
Asset Category	2011		2010		Allocation
Equity securities	$33,127	60.9%	$32,529	60.4%	65%
Fixed income securities	21,311	39.1%	21,360	39.6%	35%
	$54,438	100.0%	$53,889	100.0%	100%

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

Fair values of plan assets are determined based on valuation techniques categorized as follows:  Level 1 uses inputs from quoted prices in active markets for identical assets or liabilities; Level 2 uses inputs of quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3 uses inputs that are unobservable. The fair value of the retirement plan assets assigned to each class of asset category as defined by FASB ASC 715 for both years presented is as follows:

(in thousands)	Plan Assets
	January 29, 2011
	Level 1	Level 2	Total
Equity securities
Technology	$6,946	$-	$6,946
Services	6,226	-	6,226
Financial	4,331	-	4,331
Hedge fund of funds	-	3,155	3,155
Healthcare	3,036	-	3,036
Consumer Goods	2,932	-	2,932
Basic Materials	2,859	-	2,859
Industrial Goods	2,011	-	2,011
Other	1,631	-	1,631
	29,972	3,155	33,127

Fixed Income
Mutual funds	17,915	-	17,915
Cash and Equivalents	3,396	-	3,396
	21,311	-	21,311

Total	$51,283	$3,155	$54,438

	Plan Assets
	January 30, 2010
	Level 1	Level 2	Total
Equity securities
Technology	$5,892	$-	$5,892
Services	5,159	-	5,159
Financial	3,326	-	3,326
Hedge fund of funds	-	5,618	5,618
Healthcare	3,468	-	3,468
Consumer Goods	3,237	-	3,237
Basic Materials	2,203	-	2,203
Industrial Goods	1,531	-	1,531
Other	2,095	-	2,095
	26,911	5,618	32,529

Fixed Income
Mutual funds	10,244	-	10,244
Cash and Equivalents	11,116	-	11,116
	21,360	-	21,360

Total	$48,271	$5,618	$53,889

Contributions

Hancock expects to make contributions of $5.7 million to the retirement plan during 2011.  This estimate is based on many assumptions including asset values, actual rates of return on plan assets, assumed discount rates, projected census data, and recently passed legislation regarding funding requirements.  Accordingly, actual contribution amounts could vary greatly from the estimated amounts.

Contributions to the SERP are made as benefits are paid.

Estimated Future Benefit Payments (in thousands)

	Retirement
	Plan	SERP
2011	$4,943	$74
2012	5,054	74
2013	5,226	74
2014	5,349	74
2015	5,484	74
Years 2016 through 2020	29,019	369

Postretirement Benefit Plan.  Hancock maintained an unfunded postretirement medical/dental/life insurance plan for all full-time employees and retirees hired before January 1, 2003.  Eligibility for the plan was limited to employees completing 15 years of credited service while being eligible for the Company’s employee medical benefit program.  Effective December 31, 2008, Hancock revised its policy respecting postretirement benefits. Retirees that are Medicare eligible no longer receive medical benefits, and all eligible present or future retirees must pay the estimated cost of medical/dental/life insurance coverage provided by the Company.

Changes in Accumulated Postretirement Benefit Obligation (in thousands)

	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$2,312	$2,469
Service cost	75	49
Interest cost	132	140
Benefits paid	(287)	(345)
Actuarial (gain)/loss	7	(257)
Plan participant contributions	251	256
Total	$2,490	$2,312

Funded Status

The funded status and the amounts recognized in Hancock’s consolidated balance sheets for other postretirement benefits based on an actuarial valuation were as follows (in thousands):

	2010	2009
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$153	$162
Non-current liabilities	2,337	2,150
Net liability at end of year	$2,490	$2,312

Amounts recognized in Accumulated other comprehensive income
Prior service credit	$(5,340)	$(6,135)
Net actuarial (gain)/loss	(2,443)	(2,704)
Total	$(7,783)	$(8,839)

Components of net periodic benefit cost (in thousands)

	2010	2009	2008

Service costs	$75	$49	$179
Interest costs	132	140	523
Amortization of prior service credits	(795)	(801)	(947)
Amortization of net actuarial gain	(254)	(317)	(192)
Curtailment income	-	-	(5,633)
Net periodic postretirement costs gain	$(842)	$(929)	$(6,070)

The estimated prior service credit and actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the following fiscal year are $724,000 and $264,000, respectively.

Other changes in the benefit obligation recognized in other comprehensive loss (in thousands)

	2010	2009

Net actuarial (gain)/loss	$7	$(257)
Reversal of amortization - net actuarial loss	254	317
Reversal of amortization - prior service cost	795	801
Total recognized in other comprehensive loss	$1,056	$861

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	2010	2009

Discount rate	5.61%	5.84%
Rate of increase in compensation levels	2.50%	2.50%

Weighted-average actuarial assumptions used in the valuations to determine net periodic benefit cost were as follows:

	2010	2009	2008

Discount rate	5.84%	7.52%	6.58%
Expected return on plan assets	N/A	N/A	N/A
Rate of increase in compensation levels	2.50%	2.50%	2.50%

The discount rate is the rate used to determine the present value of the Company’s future benefit obligation for its postretirement benefit plan.  The discount rate selected for the plan was developed using the expected cash flows and the Hewitt Top Quartile Curve at the plan’s measurement date.

Assumed Health Care Cost Trend Rates

	2010		2009
	Employees	Employees	Employees	Employees
	under age 65	age 65 or older	under age 65	age 65 or older
Health care cost trend rate assumed for next year	8.50%	N/A	8.25%	N/A
Rate that the cost trend rate gradually declines to	5.00%	N/A	5.00%	N/A
Year that the rate reaches the rate at which it is assumed to remain	2018	N/A	2014	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage	One-Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest costs	$12	$(11)
Effect on postretirement benefit obligation	$108	$(97)

Contributions

Hancock currently contributes to the plan as medical and dental benefits are paid. The Company expects to continue to do so in 2011 for all eligible present or future retirees electing to pay the estimated cost of medical/dental/life insurance coverage provided by the Company.  Claims paid in 2010, 2009, and 2008, net of employee contributions, totaled $37,000, $89,000, and $579,000, respectively.  Such claims include, in the case of postretirement life benefits, actual claims paid by a life insurance company and, in the case of medical and dental benefits, actual claims paid by the Company on a self-insured basis.

Estimated Future Benefit Payments (in thousands)

Net
Payments
2011	$152
2012	139
2013	159
2014	168
2015	176
Years 2016 through 2019	1,022

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

Note 16 – Asset Retirement Obligations

The Company has adopted the provisions of ASC 410, “Asset Retirement and Environmental Obligations,” (“ASC 410”). ASC 410 requires the capitalization of any retirement obligation costs as part of the carrying amount of the long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. The Company has determined that certain leases require that the premises be returned to its original condition upon lease termination. As a result, the Company will incur costs, primarily related to the removal of signage from its retail stores, at the lease termination. ASC 410 requires that these costs be recorded at their fair value at lease inception.

At January 29, 2011 and January 30, 2010, the Company had a liability pertaining to the asset retirement obligation in noncurrent liabilities on its consolidated balance sheet. The following is a reconciliation of the beginning and ending carrying amount of the Company’s asset retirement obligations (in thousands):

	2010	2009
Asset retirement obligation, beginning of period	$314	$313
Asset retirement obligation settled, incurred, and accretion expense	-	1
Asset retirement obligation, end of period	$314	$314

Related capitalized property and equipment, net of accumulated depreciation	$33	$44

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

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the fiscal years 2010, 2009, or 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
   Stockholders of Hancock Fabrics, Inc.

We have audited the accompanying consolidated balance sheets of Hancock Fabrics, Inc. (a Delaware Corporation) (the “Company”) as of January 29, 2011 and January 30, 2010, and the related statements of operations, shareholders’ equity, and cash flows for the years ended January 29, 2011, January 30, 2010, and January 31, 2009.  Our audits also included the financial statement schedule listed in  Item 15(a) (2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hancock  Fabrics, Inc. as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for the years ended January 29, 2011, January 30, 2010, and January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion,  the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
April 22, 2011

QUARTERLY FINANCIAL DATA (unaudited)
Years ended January 29, 2011 and January 30, 2010
(in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010
Sales	$63,103	$60,455	$73,454	$78,453

Gross profit	27,733	28,859	32,218	25,835 (a)

Selling, general and administrative expense	26,644	27,172	28,254	33,028 (b)
Depreciation and amortization	1,072	1,097	1,144	1,182

Reorganization expense, net	196	158	131	-
Interest expense	1,144	1,196	1,329	1,156

Income tax expense	-	-	-	232

Earnings (loss) from continuing operations, net of tax	(1,323)	(764)	1,360	(9,763)

Earnings from discontinued operations, net of tax	22	7	-	-
Net earnings (loss)	$(1,301)	$(757)	$1,360	$(9,763)

Basic earnings (loss) per share (1)	$(0.07)	$(0.04)	$0.07	$(0.49)

Dilutive earnings (loss) per share (1)	$(0.07)	$(0.04)	$0.06	$(0.49)

(a)	Includes one-time non-comparable charge of $6,674 for inventory obsolescence.
(b)	Includes one-time non-comparable charges of $1,272 for severance related costs and $1,523 for asset impairment.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009
Sales	$64,069	$59,581	$72,730	$77,678

Gross profit	28,912	27,316	33,784	31,705

Selling, general and administrative expense	27,181	26,919	28,211	27,370
Depreciation and amortization	1,089	1,127	1,064	1,049

Reorganization expense, net	239	171	182	163
Interest expense	1,334	1,376	1,234	1,170

Income tax expense	-	-	64	136

Earnings (loss) from continuing operations, net of tax	(931)	(2,277)	3,029	1,817

Earnings from discontinued operations, net of tax	49	-	3	98
Net earnings (loss)	$(882)	$(2,277)	$3,032	$1,915

Basic earnings (loss) per share (1)	$(0.05)	$(0.12)	$0.16	$0.10

Dilutive earnings (loss) per share (1)	$(0.05)	$(0.12)	$0.15	$0.08

(1)	Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of the end of the period covered by this report (January 29, 2011), the Company’s management, under the supervision and with the participation of the Company’s interim President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of January 29, 2011.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 29, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hancock’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 29, 2011.

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

Note to Exhibits: Any representations and warranties of a party set forth in any agreement (including all exhibits and schedules thereto) filed with this Annual Report on Form 10-K have been made solely for the benefit of the other party to the agreement. Some of those representations and warranties were made only as of the date of the agreement or such other date as specified in the agreement, may be subject to a contractual standard of materiality different from what may be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. Such agreements are included with this filing only to provide investors with information regarding the terms of the agreements, and not to provide investors with any other factual or disclosure information regarding the registrant or its business.

3.1	a		Amended and Restated Certificate of Incorporation
3.2	a		Amended and Restated By-Laws
4.1	m	ª	Amendment to Amended and Restated Rights Agreement dated November 13, 2009
4.2	b	ª	Amendment No. 2, dated March 20, 2006, to the Amended and Restated Rights Agreement
4.3	b	ª	Amended and Restated Rights Agreement with Continental Stock Transfer & Trust Company as amended through March 20, 2006
4.4	c		Specimen representing the Common Stock, par value $0.01 per share, of Hancock Fabrics, Inc..
4.5	c		Indenture between Hancock Fabrics, Inc. and Deutsche Bank National Trust Company
4.6	c		Master Warrant Agreement between Hancock Fabrics, Inc. and Continental Stock Transfer & Trust Company
4.7	c		Specimen representing the Floating Rate Secured notes of Hancock Fabrics, Inc.
4.8	c		Specimen representing the Warrants of Hancock Fabrics, Inc.
4.9	c		Form of Subscription Certificate for Rights
10.2	l		Form of Indemnification Agreements (Directors and Executive Officers)
10.3	d	ª	Form of Agreement (deferred compensation) with William A. Sheffield, Jr., dated June 13, 1996
10.5	e	ª	Supplemental Retirement Plan, as amended
10.8	g	ª	Amended and Restated 2001 Stock Incentive Plan
10.9	n	ª	Amended and Restated 2001 Stock Incentive Plan, dated June 8, 2010
10.10	l	ª	Employment Agreement with Jane F. Aggers, effective as of August 1, 2008

10.13	*	+
Loan and Security Agreement, dated August 1, 2008, by and among Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Inc., Hancock Fabrics, LLC, as Borrowers; HF Enterprises, Inc. and HF Resources, Inc. as Guarantors; General Electric Capital Corporation, as Agent, Issuing Bank and Syndication Agent; and GE Capital Markets, Inc., as Sole Lead Arranger, Manager and Bookrunner

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

10.18	l	+	Deposit Account Control Agreement, dated August 1, 2008, by and among BancorpSouth Bank, Hancock Fabrics, Inc. and General Electric Capital Corporation, in its capacity as agent
10.19	l	+	Deposit Account Control Agreement (Elavon Account), dated August 1, 2008 by and among BancorpSouth Bank, Hancock Fabrics, Inc. and General Electric Capital Corporation, in its capacity as agent
10.25	k	ª	Form of Amendment to the Deferred Compensation Agreement for William A. Sheffield, Jr.
10.26	l	ª	Form of Amendment to the Deferred Compensation Agreement for William A. Sheffield, Jr.
10.27	c		Subscription Agent Agreement, dated June 17, 2008 between Hancock Fabrics, Inc. and Wunderlich Securities, Inc.
10.29	*	ª	Form of Change in Control Agreement (SVP)
10.31	*	ª	Form of Restricted Stock Agreement
10.32	*	ª	Form of Nonqualified Stock Option Agreement
10.33	*	ª	Form of Nonqualified Stock Option Agreement (Performance Vesting)
10.34	*	ª	Second Amendment to the Hancock Fabrics, Inc. Supplemental Retirement Benefit Plan
10.35	*	ª	Amended and Restated 2001 Stock Incentive Plan, effective as of January 30, 2011
10.36	*	ª	Short Term Incentive Plan, effective as of January 30, 2011
10.37	*	ª	Form of Third Amendment to the Deferred Compensation Agreement
10.38	*	ª	Form of Change in Control Agreement (Executive Vice Presidents)
10.39	*	ª	Confidential Separation Agreement and General Release with Jane F. Aggers
10.40	o	ª	Employment Letter Agreement with Susan van Benten
18.1	*		Preferability Letter from Burr, Pilger & Mayer LLP – an Independent Registered Public Accounting Firm
21	*		Subsidiaries of the Registrant.
23.1	*		Consent of Burr Pilger Mayer, Inc. – an Independent Registered Public Accounting Firm
31.1	*		Certification of Chief Executive Officer.
31.2	*		Certification of Chief Financial Officer.
32	*		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*  Filed herewith.

+	Information redacted pursuant to a confidential treatment request. Omitted portions have been filed separately with the SEC.

Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a	Form 8–K filed July 31, 2008
b	Form 8–K filed March 22, 2006
c	Form S-1/A filed June 19, 2008
d	Form 10–K filed April 23, 1997 (File No. 001-09482)
e	Form 10–K filed April 25, 1995 (File No. 001-09482)
f	Form 10–K filed April 27, 2000 (File No. 001-09482)
g	Form 10-Q filed September 15, 2008
h	Form 10-K filed April 15, 2005
i	Form S-8 filed April 15, 2005
j	Form 8-K filed December 9, 2005
k	Form 10–K filed April 17, 2008
l	Form 10–K filed April 10, 2009
m	Form 8–K filed November 17, 2009
n	Form 8–K filed June 9, 2010
o	Form 8–K filed September 21, 2010

ª	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK FABRICS, INC.

By	/s/ Steven R. Morgan
Steven R. Morgan
Director and interim President and
Chief Executive Officer
(Principal Executive Officer)
April 26, 2011

By	/s/ Robert W. Driskell
Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting
Officer)
April 26, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Steven R. Morgan	April 26, 2011
Steven R. Morgan
Director and interim President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert W. Driskell	April 26, 2011
Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Steven D. Scheiwe	April 26, 2011
Steven D. Scheiwe
Director

/s/ Sam P. Cortez	April 26, 2011
Sam P. Cortez
Director

/s/ Neil S. Subin	April 26, 2011
Neil S. Subin
Director

HANCOCK FABRICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS 2010, 2009, AND 2008
(In thousands)

		Additions
		Charged	Charged
	Balance	to Costs	to		Balance
	Beginning of	and	Other		Ending of
	Year	Expenses	Accounts	Deductions	Year
For the year ended January 29, 2011
Allowance for doubtful accounts	$-	$-	$-	$-	$-
Reserve for sales returns	109	13	-	-	122
Reserves for store closings	346	-	-	(257)	89
Asset retirement obligations	314	1	-	(1)	314

For the year ended January 30, 2010
Allowance for doubtful accounts	$-	$-	$-	$-	$-
Reserve for sales returns	126	-	-	(17)	109
Reserves for store closings	1,219	-	2	(875)	346
Asset retirement obligations	313	1	-	-	314

For the year ended January 31, 2009
Allowance for doubtful accounts	$56	$-	$-	$(56)	$-
Reserve for sales returns	128	-	-	(2)	126
Reserves for store closings	5,396	(1,842)	9	(2,344)	1,219
Asset retirement obligations	319	-	-	(6)	313