Form 10-K/A
period 2011-01-29
HANCOCK FABRICS INC
filed 2011-05-26
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

(Amendment No.1)

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

As of May 1, 2011, there were 20,068,543 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended January 29, 2011, originally filed on April 26, 2011 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended January 29, 2011. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as set forth above, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are members of our Board of Directors.  Each Director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his or her successor is elected and qualified.  Under our bylaws, the size of the Board of Directors is established by resolution of the Board and is currently set at five directors.   We have four directors currently in office, and one vacancy that has not yet been filled.  Our bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his or her successor is elected and qualified.  The Board of Directors elects officers annually and their terms of office are at the discretion of the Board.

Set forth below are the name, age, positions held with the Company and business experience during the past five years of each director of the Company.

Name	Age	Office Presently Held and Business Experience During the Last Five Years

Sam P. Cortez	47
A director of Hancock Fabrics, Inc., since August 2008, Mr. Cortez serves on the Audit Committee of the Board of Directors and is the Chair of the Management Review and Compensation Committee of the Board.  He is currently the principal of KCL Development LLC, a provider of corporate finance and advisory services.  He is also a director of Delta Apparel, Inc. an international company that features branded and private label active wear, and has held that position since November 2010. He was formerly a director, audit committee chair, and member of the compensation and budget committees of World Waste Technologies, Inc., a development stage technology company, from 2005 to 2009.

Mr. Cortez joined the Board of Directors nearly three years ago.  He has experience providing business consulting and financial advisory services, primarily to growth companies and new business ventures, as well as previous board service with other companies, including the audit and compensation committees of such boards.  Mr. Cortez’s business experience and insight into compensation dynamics are truly beneficial to the Board of Directors.  These experiences, together with Mr. Cortez’s financial acumen qualify him well to serve on the Audit and Management Review and Compensation Committees of the Board of Directors.

Name	Age	Office Presently Held and Business Experience During the Last Five Years

Steven R. Morgan	59
A director of Hancock Fabrics, Inc. since June 2010, Mr. Morgan is currently serving as interim President and Chief Executive Officer. He also serves on the Management Review and Compensation Committee of the Board of Directors. Mr. Morgan is an Operating Partner with Verite Capital Partners, a private equity and consulting firm. Formerly, he was President of GameStop Corporation from 2005 to 2008, a fortune 500 company, and held the position of President of North American Operations at Electronic Boutiques, as well as President of EB Games-Canada.  Mr. Morgan has also served as a director of Movie Gallery, Inc., a home entertainment specialty retailer and held various senior executive roles with May Department Stores and Federated Department Stores-where he began his retail career.

		Mr. Morgan’s thirty plus years of retail experience and board service complements that of other members and makes him a valuable member of the Board of Directors.

Steven D. Scheiwe	50
The Non-executive Chairman of Hancock Fabrics, Inc. since August, 2009 and a director since August 2008, Mr. Scheiwe serves on the Audit Committee and Management Review and Compensation Committee of the Board of Directors.  He is currently the President of Ontrac Advisors, Inc., which provides analysis and business management services to public and private entities.  He is also a director and member of the audit and compensation committees of FiberTower Corporation, a wireless backhaul services provider, and has held those positions since 2006, and a director and member of the audit, compensation, and nominating and corporate governance committees of Primus Telecommunications Group, Inc., since August 2010.  Mr. Scheiwe was formerly a director and member of the audit committee of Movie Gallery, Inc., a home entertainment specialty retailer.

Mr. Scheiwe has extensive business management experience with both public and private companies.  Mr. Scheiwe also has served on the boards of several organizations of varying sizes.  Mr. Scheiwe’s business management experience and experience serving on various audit and compensation committees are a valuable asset to the Board of Directors of the Company and qualifies him well to serve on the Audit and Management Review and Compensation Committees of the Board of Directors.

Name	Age	Office Presently Held and Business Experience During the Last Five Years

Neil S. Subin	46
A director of Hancock Fabrics, Inc., since August 2009, Mr. Subin serves on the Audit Committee of the Board of Directors.  He is President and Managing Director of Trendex Capital Management, an investment firm focusing primarily on distressed and troubled companies.    He has also been a director and member of the audit and compensation committees of Primus Telecommunications Group, Inc., since July 2009, a director of Institutional Financial Markets, Inc. since December 2010, a director of Phosphate Holdings, Inc. since November 2010, and a director and member of the audit committee of Federal Mogul Corporation, since January 2008. Mr. Subin formerly served as a director and member of the compensation committee of Movie Gallery, Inc., a home entertainment specialty retailer and as a director of FiberTower Corporation.

Mr. Subin has considerable experience and insight regarding distressed and troubled companies and has provided the Board of Directors with a valuable and balanced perspective.  Additionally, Mr. Subin’s experience serving on other boards and on the audit and compensation committees of such boards is a great contribution to the Board of Directors of the Company and well qualifies Mr. Subin to serve on the Audit Committee of the Board of Directors.

Set forth below are the name, age, position and business experience of each executive officer of the Company.

Name	Age	Office Presently Held and Business Experience During the Last Five Years

Steven R. Morgan	59	Interim President and Chief Executive Officer. For additional information concerning Mr. Morgan, see above.

Robert W. Driskell	36
Executive Vice President since June 2009, Chief Financial Officer and Secretary since February 2008.  Sr. Vice President from February 2008 to June, 2009.  Formerly Chief Financial Officer, from January 2005 to January 2008, of Reeves Williams, LLC, a residential real estate developer. Formerly Audit Manager with KPMG, LLP.

William A. Sheffield	64	Senior Vice President – Distribution since December 2000 and Vice-President – Distribution from June 1996 to December 2000.

Name	Age	Office Presently Held and Business Experience During the Last Five Years

Susan Van Benten	55
Senior Vice President – Merchandising since September 2010.  Formerly Senior Vice President General Merchandising with Books-a-Million from May 2008 to September 2010. Vice President/Divisional Merchandise Manager with Michael’s Store for product categories including crafts and home accents, from March 2005 to March 2008.

Susan D. Zewicke	50
Senior Vice President – Store Operations since May 2009. Formerly President of Devyn Larkham Associates, a retail/airport consulting firm from June 2008 to May 2009. Vice President of Operations with Borders Group, Inc., from June 2003 to June 2008.

BOARD OF DIRECTORS

The Board of Directors holds regular meetings on a quarterly basis and on other occasions when required by special circumstances.  The Board of Directors held five meetings during the last fiscal year.  The Board of Directors delegates certain of its functions to its standing Audit Committee, Management Review and Compensation Committee and the Nominating and Corporate Governance Committee.  The Board of Directors conducts an annual self-evaluation to determine whether it and its committees are functioning effectively. All of the directors attended at least 75% of the meetings of the Board and of committees on which he served. The Company does not have a policy regarding directors’ attendance of the annual meetings of stockholders.

Steven D. Scheiwe has served as the Non-executive Chairman of the Board since August 4, 2009.  The roles of the Non-executive Chairman and the Chief Executive Officer are very distinct.  The Chief Executive Officer is responsible for oversight of the day-to-day operations and business affairs of the Company, including the business conducted by the employees, managers and officers of the Company.  The Non-executive Chairman of the Board is responsible for leading the Board of Directors in its duty to oversee the management of the business and affairs of the Company and ensuring that he and the other directors act in the best interest of the Company and its stockholders.  The Non-executive Chairman of the Board also presides over executive sessions of the Board.  The Board of Directors held three executive sessions during the last fiscal year.  The Board believes this leadership structure has enhanced the Board’s oversight of, and independence from, Company management and the ability of the Board to carry out its roles and responsibilities on behalf of the stockholders, including risk oversight of the Company.

Risk oversight of the Company is the responsibility of the Board of Directors.  It administers this oversight function by evaluating various components of risks to the Company at each meeting of the Board.  The current leadership structure of the Board of Directors is appropriate for the Company and facilitates careful oversight of risk for the Company.  The structure of the Board of Directors provides strong oversight by those directors that meet the Company’s Independent Standards, with such directors meeting frequently in executive sessions of the Board of Directors without management.  These executive sessions allow the Board of Directors to review key decisions and discuss matters in a manner that is independent of senior management.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee.  The Audit Committee of the Board of Directors, which operates pursuant to a charter adopted by the Board of Directors, is charged with oversight of the Company’s accounting and financial reporting process and the audits of its financial statements.  The Audit Committee also assists the Board in monitoring the integrity of the Company’s financial statements, the independent auditors’ qualifications and independence, the performance of the Company’s internal audit function, the Company’s compliance with laws and regulations and with the Code of Business Conduct and Ethics for both employees and the CEO and Senior Financial Officers.  The Audit Committee has sole authority for the appointment or replacement and pre-approval of the services and fees of the Company’s independent auditors (see “Principal Accountant Fees and Services”).  The Audit Committee is composed of Steven D. Scheiwe (Chair), Sam P. Cortez and Neil S. Subin. The Board of Directors has determined that each member of the Audit Committee meets its Independence Standards and Section 10A(m)(3) of the Securities and Exchange Act of 1934 (“the Exchange Act”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), and that Mr. Scheiwe qualifies as a financial expert as defined in rules promulgated by the SEC under the Exchange Act, as interpreted by the Board.  The Audit Committee met seven times during the last fiscal year.

In order to ensure the integrity of the Company’s financial reports, the Audit Committee welcomes and encourages employees to report directly to it any practice, policy or act that could impair the integrity of the Company’s financial records or reports.  If any employee has information that would be beneficial to the Audit Committee in fulfilling its oversight responsibilities, he or she is encouraged to contact the Audit Committee at the address below.  The identity of any employee submitting information to the Audit Committee will be held in confidence, as required by the Sarbanes-Oxley Act.

Audit Committee
Steven D. Scheiwe
4407 Manchester Ave., Ste. 204
Encinitas, CA 92024

Management Review and Compensation Committee.  The Management Review and Compensation Committee of the Board of Directors (“Compensation Committee”), which operates pursuant to a charter adopted by the Board of Directors, is charged with responsibilities relating to the evaluation and compensation of the Company’s officers and employees, including establishing compensation plans, evaluating the performance of and determining and approving the compensation of the CEO and other senior executives of the Company, administering the Company’s retirement plans, 2001 Stock Incentive Plan and other incentive compensation program, and making recommendations to the Board respecting policies of the Board related to those plans.  The Compensation Committee is composed of Sam P. Cortez (Chair), Steven R. Morgan and Steven D. Scheiwe, all of whom meet the Independence Standards established by the Board of Directors for fiscal year 2010.  The Compensation Committee met five times during the last fiscal year.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee of the Board of Directors, which operates pursuant to a charter adopted by the Board of Directors, recommends nominees for election to the Board by the stockholders at the annual meeting, evaluates and reports to the Board of Directors on CEO performance and management succession and makes recommendations to the Board of Directors regarding corporate governance matters and practices. The Nominating and Corporate Governance Committee, is composed of Neil S. Subin (Chair), Sam P. Cortez, Steven R. Morgan, and Steven D. Scheiwe, all of whom meet the Independence Standards established by the Board of Directors for fiscal year 2010.  The Nominating and Corporate Governance Committee met once during the last fiscal year.

NOMINATION OF DIRECTORS

The Nominating and Corporate Governance Committee of the Board, or, in its absence the members of the Board of Directors meeting the Board’s Independence Standards, selects nominees for election as directors. The independent members of the Board of Directors or the Nominating and Corporate Governance Committee, as the case may be, review and evaluate candidates submitted by directors, management and by the Company’s stockholders.  They identify Board candidates based upon both their criteria for evaluation and the candidate’s previous service on the Board.  Additionally, they may use the services of a search company in identifying nominees.  Although they have not determined specific minimum qualifications for nominees, they evaluate candidates based upon:

•	character, personal and professional ethics, integrity and values;
•	executive level business experience and acumen;
•	relevant business experience or knowledge (although preference may be shown for experience in or knowledge of specialty retail industries, it is not a prerequisite);
•	skills and expertise necessary to make significant contributions to the Company, its Board and its stockholders;
•	business judgment;
•	availability and willingness to serve on the Board;
•	our Independence Standards;
•	potential conflicts of interest with the Company or its stockholders taken as a whole; and
•	accomplishments within the candidate’s own field.

The Committee believes that the Board as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to the Company’s operations and interests. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and evolving needs of the business. The Committee seeks directors with strong reputations and experience in areas relevant to the strategy and operations of the Company’s business. The Committee also believes that each of the nominees has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of origin, backgrounds, experience, and thought; and the commitment to devote significant time and energy to service on the Board and its committees.

The Committee does not have a formal policy with regard to the consideration of diversity in identifying Director nominees, but the Committee strives to nominate Directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate breadth of talent, skills and expertise to oversee the Company’s business.

Stockholder Nominations.  Nominations of individuals for election to the Board at any meeting of stockholders at which Directors are to be elected may be made by any Company stockholder entitled to vote for the election of Directors at that meeting by complying with the procedures set forth in Article I, Section 7 of the Company’s bylaws.  Section 7 of the bylaws provides that notice of proposed stockholder nomination must be given to the Secretary of the Company at the Company’s principal executive offices not less than thirty days prior to the meeting at which Directors are to be elected, unless the notice of meeting or public disclosure of the date of the meeting is given less than 40 days prior to the meeting, in which case the notice of nomination must be received by the Secretary of the Company not later than the close of business on the tenth day following the date on which the notice of meeting was first mailed to Company stockholders or such public disclosure otherwise was made.  The notice of nomination must contain information about each proposed nominee, including age, address, principal occupation, the number of shares of stock of the Company beneficially owned by such nominee, and such other information as would be required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with any acquisition of shares by such nominee or in connection with the solicitation of proxies by such nominee for his or her election as a Director, and must include each such proposed nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected.  Information must also be disclosed by and about the stockholder proposing to nominate that person. The chairman of a stockholder meeting may refuse to acknowledge any nomination not made in compliance with the foregoing procedures.

A nominee submitted to the Company by a qualified stockholder must satisfy the minimum qualifications for Director described above. In addition, in evaluating stockholder nominees for inclusion in the Board’s slate of nominees, if any, the Board and the Nominating and Corporate Governance Committee may consider any relevant information, including: the factors described above; whether there are or will be any vacancies on the Board; the size of the nominating stockholder’s Company holdings and the length of time such stockholder has owned such holdings; whether the nominee is independent of the nominating stockholder and able to represent the interests of the Company and its stockholders as a whole; and the interests and/or intentions of the nominating stockholder.

In general, the Board of Directors will evaluate a candidate identified by a stockholder using the same standards as it uses for candidates it identifies.  Before recommending a stockholder’s candidate, the Board of Directors may also:

•	consider whether the stockholder candidate will significantly add to the range of talents, skills and expertise of the Board;
•	conduct appropriate verifications of the background of the candidate; and
•	interview the candidate or ask the candidate for additional information.

STOCKHOLDER COMMUNICATIONS WITH DIRECTORS

Stockholder or interested party communications with an individual director, the non-management directors as a group, the Non-executive Chairman of the Board, or the Board of Directors as a group should be addressed to “Hancock – Director Communications,” ATTN: Steven D. Scheiwe, 4407 Manchester Ave., Suite 204, Encinitas, CA 92024.

ADDITIONAL CORPORATE GOVERNANCE INFORMATION

The Company has a code of ethics that applies to all employees of the Company, including the chief executive officer and senior financial officers, as well as a separate code of ethics that applies specifically and solely to the Company’s chief executive officer and senior financial officers. The following corporate governance materials, including the code of ethics that applies to the Company’s chief executive officer and senior financial officers, are available free of charge in the “Investor Relations – Corporate Governance” section of the Company’s website at www.hancockfabrics.com.  We will also provide copies of these documents upon request, free of charge.

•	Code of Business Conduct and Ethics for the CEO and Senior Financial Officers;
•	Charters of the Audit Committee, Management Review and Compensation Committee and Nominating and Corporate Governance Committee.

The Company will post any material amendments or waivers to the Code of Business Conduct and Ethics for the CEO and Senior Financial Officers to its website.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC.  Copies of such reports must also be furnished to the Company.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended January 29, 2011, all Section 16(a) filing requirements were met.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the fiscal years ended January 29, 2011 (“Fiscal 2010”) and January 30, 2010 to: (a) our chief (principal) executive officer; (b) each of our two other highest paid executive officers who was awarded, earned or we paid more than $100,000; and (c) up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at January 29, 2011.  We refer to these officers as the “Named Executive Officers”.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)(1)	Option Awards($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonquali- fied Deferred Compensa- tion Earnings ($)(2)	All Other Compen- sation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jane F. Aggers, Chief	2010	$450,000	—	—	—	—	—	$9,000	$459,000
Executive Officer(4)	2009	$450,000	—	—	$45,440	$279,444	—	$11,137	$786,021

Robert W. Driskell,	2010	$226,461	—	—	—	—	—	—	$226,461
Executive Vice	2009	$218,725	—	—	$63,733	$130,107	—	$17,923	$430,488
President and Chief Financial Officer

Susan Van Benten,	2010	$70,648	$10,000	$36,250	$64,964	$21,923	—	—	$203,785
Senior Vice President –
Merchandising (5)

(1)
The amounts shown do not reflect compensation actually received by the Named Executive Officers.  Instead, the amounts shown as Stock and Option Awards are the aggregate grant date fair value as determined pursuant to ASC 718.  The assumptions used to calculate the value of these stock and option awards are set forth under Note 13 to the accompanying Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  For the material terms of the stock awards and option awards, see the table below captioned “Outstanding Equity Awards at Fiscal Year End.”

(2)	None of the Named Executive Officers participates in the Company’s pension plan.
(3)	All Other Compensation is itemized in the following table.
(4)	Ms. Aggers’ employment with the Company was terminated effective January 28, 2011.
(5)	Ms. Van Benten’s compensation is shown from her hire date of September 20, 2010.

ALL OTHER COMPENSATION DETAIL
Name	Year	Perquisites and Personal Benefits	Company Contributions to Defined Contribution Plans(A)	Other(B)
Jane F. Aggers	2010	$9,000	—	—
	2009	$9,000	$2,137	—

Robert W. Driskell	2010	—	—	—
	2009	—	—	$17,923

(A)	Represents an employer contribution to the Company’s 401(k) plan, Hancock Fabrics, Inc. Retirement Savings Plan.
(B)	The amount shown for Mr. Driskell represents payment for moving related costs.

INCENTIVE COMPENSATION

In April 2009, the Board of Directors approved the format of a new Short-Term Incentive Program (the “Cash Incentive Program”) and a Long-Term Incentive Program (the “Long-Term Program”).

For Fiscal 2010, the Board of Directors set the metric for the Cash Incentive Program and the Long-Term Program goals to be earnings before interest, taxes, depreciation and amortization before reorganization costs (“EBITDA”) and cash flow from operations before reorganization, each to be counted equally toward any award. Minimum, Target, and Maximum goals were set, based on the Company’s business plan for the year.  The potential bonus payable to each participant is then determined based on the percentage of individual goals achieved during the year.   The individual goals of the Named Executive Officers were approved by the Compensation Committee when the metric for the fiscal year was determined.

Payouts, if any, cap at a percentage of salary for the positions shown in the table below, depending on whether the Minimum, Target or Maximum goal is reached. For Fiscal 2010 the Company failed to achieve the minimum of either goal, and therefore no amounts were paid to the Named Executive Officers, except Ms. Van Benten who was paid a predetermined amount agreed to when she accepted the position.

	Minimum	Target	Maximum
Chief Executive Officer	40%	60%	120%
Executive Vice President	35%	50%	100%
Senior Vice President	30%	40%	80%

The Compensation Committee believes that the Cash Incentive Program and the Long-Term Program discussed below are important in linking performance with pay.  The Compensation Committee will continue to focus on this critical issue as it moves forward.

Long-term Incentives

To more closely align the interests of the Company’s stockholders and the executive officers, and to focus management’s attention on long-term strategic objectives which will enhance stockholder value, the Compensation Committee grants stock options and awards restricted stock.  All grants and awards contain vesting provisions of one to four years to encourage continued employment with the Company and continued attention to long-term objectives and share appreciation.  The exercise price for the stock options granted is equal to the fair market value of the underlying stock on the date of grant.  Therefore, the ultimate value of these equity incentives to the executive officers and other recipients is directly related to the market value of the common stock.

In April 2009, as part of the Long-Term Program, the Board amended the 2001 Stock Incentive Plan (the “2001 Plan”) in order to add a performance-based feature to stock option vestings.  Prior to the amendment, stock option vesting was contingent on the employee staying with the Company for a given period of time.  However, the Board believes it is also important to have a portion of such grants be contingent on the Company achieving certain financial goals.  All employees at our corporate office and distribution center who are classified as “Senior Manager” and above are eligible to participate in the Long-Term Program.  Each participant received an option to purchase shares of our common stock, with vesting of the first third of the grant contingent upon achieving the performance metric outlined above, with Minimum and Target goals. If the goals were not achieved for Fiscal 2010, the second third of the grant was forfeited.

On April 16, 2009 stock options with an exercise price of $0.65, the average of the high and low market prices on that date, were granted to Ms. Aggers, for 100,000 shares and to Mr. Driskell for 40,000 shares.  Ms. Van Benten was granted an option under the Long-Term Plan for 17,720 shares on September 20, 2010 at an exercise price of $1.45, the first year vesting to be prorated for the partial year. Mr. Driskell was granted an additional 30,000 shares at an exercise price of $1.15 upon his promotion to Executive Vice President on June 2, 2009. The aggregate grant date fair value of options granted to the Named Executive Officers is listed in column (f) of the Summary Compensation Table, shown above. For Fiscal 2010, the Company failed to achieve the minimum of either goal therefore the portion of the stock options granted under the Long-Term Program were forfeited by all participants, including the Named Executive Officers.

The following table sets forth summary information concerning the outstanding equity awards as of fiscal year end for those Named Executive Officers of the Company for which such disclosure is required.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards								Stock Awards
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable		Number Of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units Of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)		(e)	(f)	(g)	(h)	(i)	(j)
Jane F. Aggers	48,750	(1)	71,250	(1)	—		$1.58	8/7/2015	—	—	—	—
Robert W. Driskell	12,500	(3)	12,500	(3)	—		$0.88	2/25/2018	15,000	$21,300	—	—
	39,271	(1)	25,729	(1)	—		$1.58	8/7/2015	—	—	—	—
	13,322	(2)	—		13,336	(2)	$0.65	4/16/2016	—	—	—	—
	9,895	(1)	15,105	(1)	—		$1.15	6/2/2016	—	—	—	—
	10,000	(2)	—		10,000	(2)	$1.15	6/2/2016	—	—	—	—
Susan Van Benten	—		50,000	(1)	—		$1.45	9/20/2017	25,000	$35,500	—	—
	—		—		13,320	(2)	$1.45	9/20/2017	—	—	—	—

(1)	Stock options were granted under the 2001 Stock Incentive Plan and vest 25% on the first anniversary of the grant date and monthly over the next 36 months, with a 7 year life.
(2)	Stock options were granted under the 2001 Stock Incentive Plan, as a Long-Term Incentive Plan grant. Annual vesting is contingent upon achieving predetermined performance goals, with a 7 year life.
(3)	Stock options were granted under the 2001 Stock Incentive Plan and vest in equal installments on the first four anniversaries of the grant date, with a 10 year life.

EMPLOYMENT CONTRACTS AND OTHER ARRANGEMENTS

Pension Plans

The Company maintained a noncontributory retirement program under which retirement benefits were provided by a qualified defined benefit pension plan supplemented by a nonqualified unfunded plan affording certain benefits that could not be provided by the qualified plan.  Participation in the pension plans was frozen to employees with a hire date on or after January 1, 2005, and on December 31, 2008, the plans were frozen so as not to allow credit for additional years of service.  In this description, the qualified and nonqualified plans are treated as one “Plan.” None of the Named Executive Officers qualified for benefits as provided in the Plan as all were hired subsequent to January 1, 2005.

For each year of credited service, a Plan participant accrued a retirement benefit calculated under a formula based on covered compensation for that year.  Covered compensation is defined in the Plan documents.  It includes, generally, all wages, salary and cash incentive payments actually received, plus contributions that the participant elects to be made on his or her behalf pursuant to a “cafeteria plan,” as defined in Section 125 of the Internal Revenue Code of 1986, as amended (the “Code”), or to a “qualified cash or deferred arrangement,” as defined in Section 401(k) of the Code.

Under the Plan formula, the annual retirement benefit payable at normal retirement age as a straight life annuity is the sum of:  (1) for years of credited service through 1992, 1% of average annual compensation during the five years ending December 31, 1992, multiplied by years of credited service through 1992, plus 0.33% of such average annual compensation in excess of $50,640 multiplied by years of credited service through 1992 up to a maximum of 30 years, and (2) for each year of credited service following 1992, 1% of annual compensation for that year, plus (for years of credited service up to a maximum of 30 years) 0.33% of such annual compensation in excess of the Social Security maximum wage base for that year.

Change in Control Agreements

The Company has entered into substantially identical contingent change in control arrangements (the “Change in Control Agreements”) with Mr. Driskell and Ms. Van Benten (the “Executives”) which were effective until March 10, 2011. The Change in Control Agreement for Ms. Van Benten provides that, if during one year following a change of control of the Company (as defined in the Change in Control Agreements), the employment of the Executive is terminated by  the employer other than for cause, disability, or death, or the Executive terminates employment for good reason (as defined in the Change in Control Agreements), the Executive will receive a lump sum payment equal to the sum of (i) their annual base salary through the termination date (to the extent not yet paid) and (ii) the sum of (a) 1.5x her annual base salary at the rate in effect when employment was terminated or, if higher, at the highest rate in effect within 90 days preceding the change of control and (b) 1.5x the cash incentive paid or payable to the Executive for the prior year preceding the change of control.  The Executive is also entitled to a continuation of family health and insurance benefits for eighteen months. Mr. Driskell’s agreement provides the Executive will receive a lump sum payment equal to the sum of (i) his annual base salary through the termination date (to the extent not yet paid) and (ii) the sum of (a) 2.0x his annual base salary at the rate in effect when his employment was terminated or, if higher, at the highest rate in effect within 90 days preceding the change of control and (b) 2.0x the cash incentive paid or payable to Mr. Driskell for the prior year preceding the change of control. Subsequent to fiscal year end, the Company has extended the Change in Control Agreements to remain in effect for one-year from the current date on substantially the same terms. The Change in Control Agreements also provide that if any tax under Section 4999 of the Internal Revenue Code, or any comparable provision is imposed on any payment made or benefit provided to the Executive, then the amount of such payment or benefit will be increased to the extent necessary to compensate the Executive fully for the imposition of such tax.

Under the 2001 Plan change in control provisions (as defined in the 2001 Plan), outstanding options become fully vested and all restricted shares held upon the occurrence of a change in control become fully vested, and may be cashed out at the highest market price occurring during a 60-day period prior to the date of the change of control.

The following table sets forth the amounts payable to the Named Executive Officers in the event of a Change in Control as of January 29, 2011:

Name(1)	Salary	Cash Incentive Payment	Benefits	Market Value of Equity Vesting (2)	Total Value of Severance Agreements
Robert W. Driskell	$456,000	—	$21,508	$21,300	$498,808
Susan Van Benten	$300,000	$32,885	$16,131	$35,500	$384,516

(1)  The tax benefits provided in the agreements have not been determined.
(2)  Based on closing market value of $1.42 on January 28, 2011.

Employment Agreements

Ms. Aggers.  On April 9, 2009, the Company entered into an Amended and Restated Employment Agreement (the “Agreement”) with Jane F. Aggers, who served as the Company’s CEO until the termination of her employment effective January 28, 2011.  The Agreement was effective as of August 1, 2008 and has a 30-month initial term, extended automatically for successive additional one-day periods unless either party were to elect not to extend the Agreement.  During the term of the Agreement, Ms. Aggers received an annual base salary of $450,000, subject to increase at the discretion of the Board of Directors, an automobile allowance of $750 per month, and benefits as provided to other employees of the Company, such as medical and life insurance.  The Agreement provides, in general, that in the event of a change of control or death, all time-vested equity awards are immediately vested and not subject to forfeiture.

Under the Agreement, termination will have the following effect on the compensation provided:

•	if employment is voluntarily terminated, salary and benefits would be paid through date of separation and stock benefits will be governed by the provisions of the respective stock plan;

•	if employment is terminated by death or disability, compensation would be the same as provided above, except the cash incentive payment would be prorated for the period of employment;

•	in the case of termination for cause, salary, benefits, and vesting of stock awards would cease at the date of termination;

•
if employment is terminated without cause, salary, benefits and stock award vesting would continue for the remaining term of the Agreement and the cash incentive payable will be prorated through the date employment was terminated; and

•
if employment is involuntarily terminated without cause during a Change in Control Period (as defined by the Agreement), Ms. Aggers would receive a prorated cash incentive payment for the year in which the change in control occurs and a lump sum payment, which is equal to two and one-half times her annual base salary, two and one-half times the cash incentive paid for the year immediately prior to the year in which the change of control occurred and thirty times the monthly cost of benefits.

The change in control provision also provides for a tax equalization payment which would prevent Ms. Aggers from incurring a tax penalty under Section 4999 of the Internal Revenue Code of 1986, or successor statute which is greater that 10% of the total payment.

Effective January 28, 2011, Ms. Aggers employment was terminated without cause and the Agreement was terminated, entitling her to 30 months of benefits as provided in the Agreement.

Mr. Morgan.  In connection with Mr. Morgan’s appointment as the Company’s interim President and Chief Executive Officer, the Board, upon the recommendation of the Compensation Committee of the Board, has determined that while serving in this interim position Mr. Morgan will receive the same compensation that Ms. Aggers was receiving as of January 7, 2011.

Mr. Driskell.  The Company and Mr. Driskell entered into a letter agreement on January 29, 2008 that sets forth Mr. Driskell’s compensation and benefits.  Pursuant to the terms of such letter agreement, Mr. Driskell received an annual base salary of $190,000.  The Company also granted Mr. Driskell (i) 25,000 shares of restricted common stock of the Company that will vest annually in 20% tranches, beginning on the first anniversary of the grant date, and (ii) options to purchase 25,000 shares of common stock.  Mr. Driskell was also eligible to participate in the Company’s, then in effect, Annual Cash Bonus Plan and 2008 Long Term Restricted Stock Plan.

Ms. Van Benten.  The Company and Ms. Van Benten entered into a letter agreement on September 11, 2010 that sets forth Ms. Van Benten’s compensation and benefits.  Pursuant to the terms of such letter agreement, Ms. Van Benten receives an annual base salary of $200,000.  The Company also granted Ms. Van Benten (i) 25,000 shares of restricted common stock of the Company that will vest annually in 20% tranches, beginning on the first anniversary of the grant date, (ii) options to purchase 50,000 shares of common stock and (iii) options to purchase 17,720 shares of common stock under the Company’s Long Term Stock Plan.  Ms. Van Benten is also eligible to participate in the Company’s Short Term Incentive Plan.  As an inducement to join the Company, Ms. Van Benten was paid a $10,000 signing bonus.

EQUITY COMPENSATION PLANS

The following table provides certain information as of January 29, 2011, with respect to the compensation plan under which shares of the Company’s common stock may be issued.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)

Equity compensation plans approved by security holders	1,377,682	$3.19	3,173,160

(1)	These securities include shares available under the Company’s 2001 Stock Incentive Plan.

On March 4, 2001, the Board adopted, and the stockholders subsequently approved, the 2001 Stock Incentive Plan (the “2001 Plan).  The 2001 Plan provides for the award of long-term incentives to those key employees and directors who make substantial contributions to the growth of the Company and to retain them in the employ of the Company or its subsidiaries by providing opportunities for ownership of the Company’s common stock.  The 2001 Plan provides for the issuance of Nonqualified Stock Options (NSO’s) and awards of restricted stock, stock appreciation rights and restricted stock units.  Shares available under the 2001 Plan may be awarded until March 4, 2021.

The 2001 Plan is administered by the Stock Plan Committee (the “Committee”) selected by the Board of Directors which must consist of two or more directors of the Company who are “outside directors” as described in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).  All members of the Management Review and Compensation Committee currently serve as the Stock Plan Committee. The provisions of the 2001 Plan, and all actions and transactions under and pursuant to it, are intended to comply with all applicable conditions of rules promulgated under Section 16 of the Exchange Act, or its successors, with respect to reporting persons, including the Company’s executive officers.  The aggregate number of shares of the $.01 par value common stock of the Company that may be issued or reserved for issuance pursuant to the 2001 Plan may consist, in whole or in part, of authorized but unissued shares or shares reacquired by the Company (and not reserved for any other purpose) and shares subject to any previous award under the 2001 Plan that have been forfeited.  The 2001 Plan contains antidilution provisions, allowing for adjustments in the number of shares in case of stock dividends and other changes in the Company’s capital structure.

As originally approved, the 2001 Plan provided for 2,800,000 shares available for issuance and on June 9, 2005 the stockholders approved an increase in the authorized shares to 3,150,000.  Additionally, the 2001 Plan was amended and restated pursuant to the Company’s Plan of Reorganization, effective August 1, 2008, to increase the aggregate number of shares authorized for issuance by 3,150,000, to award each non-employee director installed pursuant to the Plan of Reorganization 50,000 shares of restricted stock, to allow non-employee directors to receive restricted stock and stock options, and to allow directors to elect to receive fees as restricted shares instead of cash.  Under the 2001 Plan, as amended and restated, the total number of shares available for issuance is 6,300,000.  On April 16, 2009 the Committee approved an amendment to the 2001 Plan to provide for the issuance of stock options under the terms of the Long-Term Incentive Plan.  In general, the Long-Term Incentive Plan provides for the granting of stock options with vesting over three years, conditional on achieving annual performance goals as determined by the Board of Directors.  If the goals are not achieved, the shares available for vesting that year are forfeited. As of May 1, 2011, there are 3,362,082 shares remaining available for issuance under the 2001 Plan.

COMPENSATION OF DIRECTORS

The following table shows the compensation paid to the non-employee directors during the fiscal year ended January 29, 2011.  Ms. Aggers did not receive fees for serving as a director of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
(a)	(b)	(c)	(h)
Sam P. Cortez	$73,000	$33,500	$106,500
Steven R. Morgan	$54,143	$84,250	$138,393
Steven D. Scheiwe	$107,000	$33,500	$140,500
Harry D. Schulman(2)	$28,857	—	$28,857
Neil S. Subin	$61,000	$33,500	$94,500

(1)
As provided in the Company’s 2001 Stock Incentive Plan, as amended and restated, directors Cortez, Scheiwe and Subin were each awarded 20,000 shares of restricted stock on August 1, 2010 and director Morgan was awarded 50,000 shares of restricted stock on June 8, 2010, all of which vest over three years.  The amounts shown reflect the aggregate grant date fair value as determined pursuant to ASC 718.

(2)	Mr. Schulman’s term on the Board expired at the annual stockholders meeting in June 2010.

During the fiscal year ended January 29, 2011, each eligible director earned a base director fee of $45,000 and a chair fee of $50,000, $20,000 or $10,000 for chairing the Board, Audit and Management Review and Compensation Committees, respectively.  Each non-employee director could elect, at the beginning of a term, to receive all or a portion of the base director fee and chair fee in restricted shares based on the market price on the date of election.  Restrictions on these shares lapsed ratably over the next 12 months. Directors not electing to receive base director fees and chair fees in stock were paid in cash on a quarterly basis.  In addition, eligible directors received $2,000 for each meeting attended, paid quarterly. Board and Committee meetings that occur consecutively were counted as one meeting.  The directors elected to receive 100% of their base and chair fees in cash for the term that began in August, 2010.

As of January 29, 2011, each non-employee director held the following number of outstanding stock awards that are restricted:

Director	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested $
Sam P. Cortez	42,500	$60,350
Steven D. Scheiwe	42,500	$60,350
Steven R. Morgan	50,000	$71,000
Neil S. Subin	45,000	$63,900

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of May 1, 2011 by (i) each person known to the Company to be the beneficial owner of more than five percent of our common stock, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.  Unless otherwise noted below, the address for each person listed in the table is the principal executive offices of the Company.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)

Aspen Advisors LLC (2) 152 West 57th Street New York, NY, 10019	6,668,075	28.0%

Carl E. Berg (3) 10050 Bandley Dr. Cupertino, CA 95014	6,265,400	26.4%

Lightpointe Communications, Inc. (4) 10050 Bandley Dr. Cupertino, CA 95014	3,648,400	15.4%

Berg & Berg Enterprises, LLC (5) 10050 Bandley Dr. Cupertino, CA 95014	2,617,000	13.0%

Trellus Management Company, LLC (6) 350 Madison Avenue, 9th Floor New York, New York 10017	1,975,900	9.2%

Kennedy Capital Management, Inc. (7) 10829 Olive Blvd. St. Louis, Missouri 63141	1,518,026	7.6%

Sam P. Cortez	110,000	*

Steven R. Morgan	50,000	*

Steven D. Scheiwe	116,163	*

Neil S. Subin (8)	303,250	1.5%

Robert W. Driskell (9)	125,623	*

Susan Van Benten	25,000	*

All Directors and Executive Officers as a Group (6 persons)	730,036	3.6%

*	Less than 1%.
(1)
Based on 20,068,543 shares of common stock outstanding as of May 1, 2011 and shares the beneficial owner has the right to acquire, which includes shares that may be acquired upon exercise of warrants and stock options that will be vested as of June 30, 2011. As of May 1, 2011, there are outstanding warrants for 9,485,600 shares, with an exercise price of $1.12, and stock options for 1,318,646 shares with a weighted average exercise price of $3.17.

(2)
This information is based on a Schedule 13D/A filed on January 12, 2011 by Aspen Advisors LLC (“Aspen Advisors”), Lenado, Capital Advisors, LLC, formerly known as Sopris Capital Advisors, LLC (“Lenado Advisors”), Lenado, Partners, Series A of Lenado Capital Partners, L.P., formerly known as Sopris Partners Series A, of Sopris Capital Partners, L.P. (“Lenado Partners”), Lenado Capital, LLC, formerly know as Sopris Capital, LLC (“Lenado Capital”), EnterAspen Limited (“EnterAspen”), Owl Creek Capital LLC (“Owl Creek”), SPV UNO, LLC (“SPV UNO”), SPV Quatro, LLC (“SPV Quatro”) and Nikos Hecht (each a “Reporting Person” and collectively the “Reporting Persons”).  The Schedule 13D/A reported that each Reporting Person has the following powers to vote, direct the vote, dispose of or direct the disposition of shares of common stock:

Reporting Person	Sole power to vote or direct the vote	Shared power to vote or direct the vote	Sole power to dispose of or direct the disposition of	Shared power to dispose of or direct the disposition of
Aspen Advisors	0	1,349,679	0	1,349,679
Lenado Advisors	0	5,143,859	0	5,143,859
Lenado Partners	0	3,383,930	0	3,383,930
Lenado Capital	0	3,808,678	0	3,808,678
EnterAspen	0	2,684,860	0	2,684,860
SPV UNO	0	174,537	0	174,537
Owl Creek	0	174,537	0	174,537
SPV Quatro	0	2,684,860	0	2,684,860
Nikos Hecht	0	6,668,075	0	6,668,075

The shares reported on Schedule 13D/A included 3,736,475 shares that may be issued pursuant to warrants. Of the shares reported as beneficially owned in this Schedule 13D/A, 3,383,930 shares are owned directly by Lenado Partners, 424,748 shares are owned directly by a private investment partnership with Lenado Capital as its general partner and Lenado Advisors as its manager, 174,537 shares are owned directly by SPV UNO, 2,684,860 shares are owned by EnterAspen, of which 1,349,679 are owned through an account managed by Aspen Advisors and of which 1,335,181 are owned through an account managed by Lenado Advisors. Lenado Capital is the general partner of Lenado Partners and the private investment partnership and, as such, may be deemed to share beneficial ownership of the Common Stock owned directly by such parties. Each of Aspen Advisors and Lenado Advisors is an Attorney−in−Fact of EnterAspen. Mr. Hecht is the managing member of each of Owl Creek, Aspen Advisors and Lenado Advisors and the sole member of the managing member of Lenado Capital. As the managing member of Owl Creek, SPV Quatro and Lenado Advisors, the sole member of the managing member of SPV UNO, Aspen Advisors and Lenado Capital and the owner, directly or indirectly, of a majority of the membership interests in each of Owl Creek, SPV UNO, SPV Quatro, Lenado Capital, Aspen Advisors and Lenado Advisors, Mr. Hecht may be deemed to be the controlling person of Owl Creek, SPV UNO, SPV Quatro, Lenado Capital, Aspen Advisors and Lenado Advisors, and through Lenado Capital, Lenado Partners and the private investment partnership. Each of Aspen Advisors and Lenado Advisors, as investment manager for their respective private clients, and with respect to Lenado Advisors, also as investment manager for Lenado Partners and the private investment partnership, has discretionary investment authority over the Common Stock held by their respective private clients and Lenado Partners and the private investment partnership, as applicable. Accordingly, Mr. Hecht may be deemed to be the beneficial owner of the Common Stock held by Lenado Partners, the private investment partnership, SPV UNO, SPV Quatro and the private clients of Aspen Advisors and Lenado Advisors, including EnterAspen. Each of Lenado Advisors and Lenado Capital disclaims any beneficial interest in the Common Stock owned by the accounts managed by Lenado Advisors and Aspen Advisors. The principal business office of Aspen Advisors is 152 West 57th Street, New York, NY, 10019. The principal business office of EnterAspen is First Caribbean House, 4th Floor, P.O. Box 487, Grand Cayman, Cayman Islands, KY1−1106. The principal business office of each of Lenado Partners, Lenado Capital, Lenado Advisors, Owl Creek, SPV UNO, SPV Quatro and Mr. Hecht is 314 S. Galena Street, Suite 300, Aspen, CO 81611.

(3)
Includes 2,617,000 shares which are held by Berg & Berg Enterprises, LLC and warrants for 3,648,000 shares which are held by Lightpointe Communication, Inc., both of which Mr. Berg reports as indirectly owned.

(4)	Represents warrants for 3,648,400 shares which Lightpointe Communications, Inc. has the right to acquire upon exercise of the warrants.
(5)
The information as to beneficial ownership is based on a Schedule 13G/A filed by Berg & Berg Enterprises, LLC with the SEC on February 10, 2010, reflecting beneficial ownership of the Company’s common stock.

(6)
This information is based on a Schedule 13G/A filed on February 14, 2011 by Trellus Management Company, LLC (“Trellus”), Trellus Partners, L.P. (“Trellus Partners”), Trellus Partners II, L.P. (“Trellus Partners II”), Trellus Offshore Fund Limited (“Trellus Offshore”)  and Adam Usdan.  The Schedule 13G/A reported that, as of December 31, 2010, (i) Trellus had shared power to vote or direct the vote of 1,975,900 shares and shared power to dispose of or direct the disposition of 1,975,900 shares; (ii) Trellus Partners had shared power to vote or direct the vote of 398,526 shares and shared power to dispose of or direct the disposition of 398,526 shares; (iii) Trellus Partners II had shared power to vote or direct the vote of 27,492 shares and shared power to dispose of or direct the disposition of 27,492 shares; (iv) Trellus Offshore had shared power to vote or direct the vote of 241,482 shares and shared power to dispose of or direct the disposition of 241,482 shares;  and Mr. Usdan had shared power to vote or direct the vote of 1,975,900 shares and shared power to dispose of or direct the disposition of 1,975,900 shares.  The shares reported on Schedule 13G/A include 1,306,400 shares that may be issued pursuant to warrants.

(7)
The information as to beneficial ownership is based on a Schedule 13G filed by Kennedy Capital Management, Inc. with the SEC on February 14, 2011, reflecting sole voting power or to direct the vote of 1,395,590 shares and sole power to dispose or to direct the disposition of 1,518,026 shares.

(8)	Includes 233,250 shares held by Broadbill Investment Corp. which Mr. Subin reports as indirectly owned.
(9)	Includes 100,623 shares which Mr. Driskell has the right to acquire upon exercise of stock options on or before June 30, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS

As part of the Company’s issuance of promissory notes (the “Notes”) on August 1, 2008 in connection with the Company’s emergence from bankruptcy, certain members of the Official Committee of Equity Holders of Hancock Fabrics, Inc. who were “related persons,” as defined in Item 404 of Regulation S-K, participated in a Backstop Arrangement (“Backstop”) in which each party agreed to purchase all of the Notes not purchased during the offering.  The Backstop provided for an additional 3,750 warrants to purchase the Company’s common stock to be issued to each participant. Interest on the Notes is payable quarterly at LIBOR plus 4.50%.   The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Company’s senior revolving credit facility, and are secured by a junior lien on all of the Company’s assets.   The Notes purchased and the warrants issued to each related person are detailed below.

Carl E. Berg– Former Non-executive Chairman of the Board of Hancock Fabrics, Inc., and beneficial owner of more than 10% of the Company’s common stock through either controlling or majority interest and/or controlling investment management in the following entities: Berg & Berg Enterprises, LLC and Lightpointe Communications, Inc.

Mr. Berg participated in the Backstop in the following manner:

Notes purchased: 7,503

Purchase amount: $7,503,000

Common stock warrants issued: 9,121

Stockholder’s shares underlying warrants: 3,648,400

Nikos Hecht – Beneficial owner of more than 10% of the Company’s common stock through either controlling or majority interest and/or controlling investment management in the following entities: Sopris Capital Advisors, LLC; Sopris Partners Series A, Sopris Capital, LLC; Aspen Advisors LLC; EnterAspen Ltd.; The Richmond Fund LP.

Mr. Hecht participated in the Backstop in the following manner:

Notes purchased: 7,724

Purchase amount: $7,724,000

Common stock warrants issued: 9,341

Stockholder’s shares underlying warrants: 3,736,400

During the fiscal years ended January 29, 2011 and January 30, 2010, Interest was paid on the Notes beneficially owned by Mr. Berg and Mr. Hecht.

The Company does not have any other transactions with related parties.

DIRECTOR INDEPENDENCE

The Board of Directors has reviewed the relationships between the Company and each of its directors and has determined that all of the directors were “independent” during the last fiscal year, other than Jane F. Aggers, who served as the Company’s President and Chief Executive Officer until her termination January 28, 2011.  In connection with her termination, Ms. Aggers resigned from the Board effective January 28, 2011.  Effective with Ms. Aggers termination, Steven R. Morgan was elected by the Board to serve as the Company’s interim President and Chief Executive Officer and can no longer be considered “independent”.  The Board of Directors has affirmatively determined that no director, other than Ms. Aggers during the most recently ended fiscal year and Mr. Morgan during the current fiscal year, had or has a material relationship with the Company.  In making this determination, the Board has broadly considered all relevant facts and circumstances.  In addition, the Board has adopted as specific independence requirements (a) the independence requirements of applicable law and any securities exchange upon which the Company elects to have its stock listed, (b) the requirements of an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and (c) the requirements of a “non-employee director” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, (collectively, the “Independence Standards”), which are available on the Company’s website at www.hancockfabrics.com under the “Investor Relations – Corporate Governance” link.

With respect to any relationship that is not covered by the categorical Independence Standards, the members of the Board who satisfy the requirements of the Independence Standards will evaluate such relationship and make a determination, based on all relevant facts and circumstances, as to whether or not the relationship is material, and therefore whether the director who has the relationship will be considered independent.  The Company will disclose and explain the basis for any determination that such a relationship is not material in its next proxy statement following such a determination, as applicable.  Similarly, the Company will disclose and explain the basis for any determination of independence for a director who does not satisfy the categorical Independence Standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by Burr Pilger Mayer, Inc. (“BPM”), the Company’s independent auditor, in the fiscal years ended January 29, 2011 and January 30, 2010, respectively, were as follows (in thousands):

	Year Ended January 29, 2011	Year Ended January 30, 2010
Audit Fees(1)	$535	$563
Audit-Related Fees	10	-
Tax Fees	-	-
All Other Fees	1	-
Total	$546	$563

(1)      Reflects actual fees paid to date and fees anticipated.

For purposes of the above table, in accordance with the rules and regulations promulgated by the SEC, “Audit Fees” are fees billed to the Company for professional services for the audit of the Company Consolidated Financial Statements included in Form 10-K and review of financial statements included in Forms 10-Q, or for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements.  “Audit Related Fees” are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company financial statements.  “Tax fees” are fees billed for tax compliance, tax advice, and tax planning. “All Other Fees” are fees related to filings on Forms S-1 and S-8, and assistance with SEC correspondence.

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

AUDIT COMMITTEE REPORT

In fulfilling its oversight responsibilities, the Audit Committee reviewed with management the financial statements in the Annual Report on Form 10-K for the year ended January 29, 2011, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.  The Audit Committee reviewed with BPM, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Committee under generally accepted auditing standards.  In addition, the Committee has discussed with BPM the matters required to be discussed by Statement on Auditing Standard No. 114, The Auditor’s Communication With Those Charged With Governance.  The Audit Committee has received the written disclosures and the letter from BPM required by applicable requirements of the Public Company Accounting Oversight Board regarding BPM’s communications with the Audit Committee concerning independence, and has discussed with BPM their independence.  The Audit Committee also considered the compatibility of non-audit services with BPM’s independence.

The Audit Committee discussed with BPM the overall scope and plans for their audit.  The Audit Committee meets with BPM, with and without management present, to discuss the results of their examination, their evaluation of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for the year ended January 29, 2011, for filing with the SEC.  The Audit Committee and the Board approved the selection of BPM as the Company’s independent registered public accounting firm for 2010 and has approved the retention of BPM as the principal accounting firm to be used by the Company throughout the 2011 fiscal year.

Steven D. Scheiwe, Chair
Sam P. Cortez
Neil S. Subin

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibits listed below are filed as part of this Form 10-K/A and are meant to supplement the exhibits listed and/or filed in the Original Filing:

31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK FABRICS, INC.

By	/s/ Steven R. Morgan
Steven R. Morgan
Director and interim President and
Chief Executive Officer
(Principal Executive Officer)
May 26, 2011

By	/s/ Robert W. Driskell
Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
May 26, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Steven R. Morgan	May 26, 2011
Steven R. Morgan
Director and interim President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert W. Driskell	May 26, 2011
Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Steven D. Scheiwe	May 26, 2011
Steven D. Scheiwe
Director

/s/ Sam P. Cortez	May 26, 2011
Sam P. Cortez
Director

/s/ Neil S. Subin	May 26, 2011
Neil S. Subin
Director