Form 10-Q
period 2011-04-30
HANCOCK FABRICS INC
filed 2011-06-10
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes ☒     No ☐

As of May 28, 2011, there were 20,066,760, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	April 30,	May 1,	January 29,
(in thousands, except for share amounts)	2011	2010	2011(1)
Assets
Current assets:
Cash and cash equivalents	$2,363	$2,573	$2,372
Receivables, less allowance for doubtful accounts	3,203	3,165	3,841
Inventories, net	86,729	93,003	87,804
Prepaid expenses	2,416	2,162	2,465
Total current assets	94,711	100,903	96,482

Property and equipment, net	38,279	41,700	39,335
Goodwill	3,139	3,210	3,139
Other assets	1,850	4,325	1,967
Total assets	$137,979	$150,138	$140,923

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,758	$23,271	$17,842
Accrued liabilities	13,390	12,859	14,937
Other pre-petition obligations	725	824	730
Total current liabilities	33,873	36,954	33,509

Long-term debt obligations, net	28,847	27,627	28,784
Capital lease obligations	3,040	3,159	3,072
Postretirement benefits other than pensions	2,392	2,199	2,337
Pension and SERP liabilities	29,376	27,286	30,506
Other liabilities	7,699	6,892	7,878
Total liabilities	105,227	104,117	106,086

Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 33,468,455, 33,308,944, and 33,283,944 issued and 20,068,543, 19,915,813 and 19,902,148 outstanding, respectively	335	333	335
Additional paid-in capital	89,764	89,293	89,671
Retained earnings	114,082	125,394	116,234
Treasury stock, at cost, 13,399,912 13,393,131, and 13,381,796 shares held, respectively	(153,733)	(153,723)	(153,731)
Accumulated other comprehensive loss	(17,696)	(15,276)	(17,672)
Total shareholders' equity	32,752	46,021	34,837
Total liabilities and shareholders' equity	$137,979	$150,138	$140,923

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year January 29, 2011.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 30,	May 1,
(in thousands, except per share amounts)	2011	2010
Net Sales	$61,977	$63,103
Cost of goods sold	34,605	35,370
Gross profit	27,372	27,733
Selling, general and administrative expense	27,340	26,644
Depreciation and amortization	1,037	1,072
Operating income (loss)	(1,005)	17
Reorganization expense, net	-	196
Interest expense, net	1,147	1,144
Loss from continuing operations before income taxes	(2,152)	(1,323)
Income taxes	-	-
Loss from continuing operations	(2,152)	(1,323)
Earnings from discontinued operations (net of tax expense of $0 and $0)	-	22
Net loss	$(2,152)	$(1,301)
Basic and diluted loss per share:
Loss from continuing operations	$(0.11)	$(0.07)
Earnings from discontinued operations	-	-
Net loss	$(0.11)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	19,781	19,590

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

							Accumulated
(in thousands, except for			Additional				Other	Total
number of shares)	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance January 29, 2011	33,466,455	$335	$89,671	$116,234	(13,398,128)	$(153,731)	$(17,672)	$34,837
Comprehensive loss:
Net loss				(2,152)				(2,152)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							(24)	(24)
Total comprehensive loss								(2,176)
Issuance of restricted stock	4,000		(1)					(1)
Cancellation of restricted stock	(2,000)
Purchase of treasury stock					(1,784)	(2)		(2)
Stock compensation expense			94					94
Balance April 30, 2011	33,468,455	$335	$89,764	$114,082	(13,399,912)	$(153,733)	$(17,696)	$32,752

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Thirteen Weeks Ended
	April 30,	May 1,
(in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(2,152)	$(1,301)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	1,557	1,567
Amortization of deferred loan costs	62	62
Amortization of bond discount	583	583
Stock compensation expense	94	157
Reserve for store closings credits, including interest expense	-	(33)
Inventory valuation reserve	(860)	91
Other	78	42
Reorganization expense, net	-	196
(Increase) decrease in assets
Receivables and prepaid expenses	802	(373)
Inventory at current cost	1,901	(1,602)
Other noncurrent assets	10	320
Increase (decrease) in liabilities
Accounts payable	1,916	4,633
Accrued liabilities	(1,550)	(2,315)
Postretirement benefits other than pensions	(192)	(222)
Long-term pension and SERP liabilities	(907)	510
Other liabilities	(227)	(234)
Net cash provided by operating activities before reorganization activities	1,115	2,081
Net cash provided by (used for) reorganization activities	-	(244)
Net cash provided by operating activities	1,115	1,837
Cash flows from investing activities:
Additions to property and equipment	(607)	(1,599)
Proceeds from the disposition of property and equipment	31	9
Net cash used for investing activities	(576)	(1,590)
Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	(520)	102
Payments for pre-petition liabilities and other	(28)	(269)
Net cash used for financing activities	(548)	(167)
Increase (decrease) in cash and cash equivalents	(9)	80
Cash and cash equivalents:
Beginning of period	2,372	2,493
End of period	$2,363	$2,573
Supplemental disclosures:
Cash paid during the period for:
Interest	$486	$509
Income taxes	35	200
Non-cash activities:
Noncash change in funded status of benefit plans	$(24)	$(30)

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of April 30, 2011, Hancock operated 264 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to first quarter 2011 and first quarter 2010 are for the 13 week periods ended April 30, 2011 and May 1, 2010, respectively.

Basis of Presentation

We maintain our financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31.

The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 29, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 26, 2011. The accompanying (a) consolidated balance sheet as of January 29, 2011, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of April 30, 2011, and May 1, 2010, and our consolidated results of operations and cash flows for the thirteen weeks ended April 30, 2011, and May 1, 2010.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an update to Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  This update became effective for the Company beginning the 13-weeks ended May 1, 2010, and the disclosure on the roll forward activities for Level 3 fair value measurements became effective for the Company beginning with the 13-weeks ended April 30, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

The FASB issued Accounting Standards Update 2010-12 (ASU), which codifies an SEC Staff Announcement relating to accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act under ASC 740, “Income Taxes.” Management completed its assessment and adoption of ASU 2010-12 in the first quarter of fiscal 2010, and determined it has no impact on the Company.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to April 30, 2011. None of these new standards had or is expected to have a significant impact on Hancock’s Consolidated Financial Statements.

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

Pre-petition obligations (in thousands):

	April 30,	May 1,	January 29,
	2011	2010	2011
Real estate claims	$-	$99	$5
Professional fee claim	725	725	725
Total pre-petition claims	$725	$824	$730

NOTE 3 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen weeks ended April 30, 2011 and May 1, 2010 (in thousands):

	Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	April 30,	May 1,	April 30,	May 1,
	2011	2010	2011	2010
Service costs	$127	$107	$21	$17
Interest cost	1,138	1,139	34	33
Expected return on assets	(1,012)	(959)	-	-
Amortization of prior service costs	-	-	(181)	(199)
Recognized net actuarial (gain) loss	254	240	(66)	(72)
Net periodic benefit cost	$507	$527	$(192)	$(221)

At April 30, 2011, the fair value of the assets held by the pension plan was $57.8 million reflecting a $3.4 million increase from January 29, 2011. A cash contribution to the pension plan of $1.4 million is included in that increase.

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

As of April 30, 2011, there were outstanding warrants for 9,485,600 shares with an exercise price of $1.12 and stock options for 1,320,246 shares with a weighted average exercise price of $3.18, which would be included in the computation of common stock equivalents for diluted earnings per share, if the impact was not anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended
per share amounts)	April 30,	May 1,
	2011	2010
Basic and diluted loss per share:
Net loss	$(2,152)	$(1,301)

Weighted average number of common shares outstanding during period	19,781,280	19,590,236

Basic and diluted loss per share	$(0.11)	$(0.07)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 11.1 million and 6.5 million for the first quarter of 2011 and 2010.

NOTE 5 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

The carrying amounts of certain of the Company’s financial instruments, which are not required to be valued at fair value on a recurring basis, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt, approximate fair value due to their short maturities or the nature and terms of the obligation.

NOTE 6 – LONG-TERM DEBT OBLIGATIONS

At April 30, 2011, the Company had outstanding borrowings of $12.5 million under its revolving credit facility (the “Revolver”) with General Electric Capital Corporation, which has a maturity date of August 1, 2013. Outstanding standby letters of credit were $7.1 million, outstanding documentary letters of credit were $0.4 million and availability was $42.6 million at April 30, 2011. The Revolver is collateralized by a fully perfected first priority security interest in all real and personal, tangible and intangible assets of the Company.  The Company is not subject to any financial covenants pursuant to the Revolver.

At the Company’s option, any portion of the outstanding borrowings under the Revolver can bear interest at LIBOR - based rates plus an applicable margin, or a floating interest rate plus the applicable margins. At April 30, 2011, the Company had $9.0 million of its outstanding borrowings at a LIBOR-based interest rate of 1.85%

In addition to the Revolver, the Company has $21.6 million of Floating Rate Secured Notes (the “Notes”) outstanding at April 30, 2011. The Notes mature on August 1, 2013, are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Interest on the Notes is payable quarterly at a rate of LIBOR plus 4.5%. Approximately $0.6 million of interest expense has been recorded in the first quarter of 2011 and 2010 related to the amortization of the discount recorded at the time of issuance of the Notes. As of April 30, 2011 the balance of the unamortized discount was $5.3 million.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which this report was issued and determined there were no subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended April 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen weeks ended April 30, 2011, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  Our fiscal year ends on the Saturday closest to January 31 and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2010” or “2010” refers to the fiscal year ended January 29, 2011).  Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise.  References herein to first quarter 2011 and first quarter 2010 are for the 13 week periods ended April 30, 2011 and May 1, 2010, respectively.

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

The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed in our Annual Report on Form 10-K filed with the SEC on April 26, 2011 under Item 1A. Risk Factors.  Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.  Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We are one of the largest fabric retailers in the United States, operating as of April 30, 2011, 264 stores in 37 states and an internet store under the domain name hancockfabrics.com.  Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects.

Overview

Financial Summary:

•
Net sales for the first quarter of fiscal 2011 were $62.0 million compared to $63.1 million for first quarter of fiscal 2010, and comparable store sales decreased 1.3% in the first quarter of 2011 and decreased 2.0% in the first quarter of 2010.

•	Our online sales for the first quarter of fiscal 2011, which are included in the comparable sales number above, increased 1.8% to $1.0 million.

•	Gross margin for the first quarter of fiscal 2011 was 44.2% compared with 43.9% for the first quarter of fiscal 2010.

•	Operating loss was $1.0 million in the first quarter of fiscal 2011 compared to operating income of $17,000 in the first quarter of fiscal 2010.

•	Net loss was $2.2 million, or $0.11 per basic share, in the first quarter of fiscal 2011 compared to a net loss of $1.3 million, or $0.07 per share in the first quarter of fiscal 2010.

•
The amount of cash generated from operations before reorganization activities decreased by $1.0 to $1.1 million during the first thirteen weeks of fiscal 2011 compared to $2.1 million for the same period of fiscal 2010.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010

Net sales (in thousands)	$61,977	$63,103

Gross margin percentage	44.2%	43.9%

Number of stores
Open at end of period(1)	264	266
Comparable stores at period end (2)	264	264

Sales growth
All retail outlets	(1.8)%	(1.5)%
Comparable retail outlets (3)	(1.3)%	(2.0)%

Total store square footage at period end (in thousands)	3,780	3,809

Net sales per total square footage	$16.40	$16.57

(1)	Open store count does not include the internet store.

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

	Thirteen Weeks Ended
(as percent of sales)	April 30,	May 1,
	2011	2010
Net Sales	100.0%	100.0%
Cost of goods sold	55.8	56.1
Gross profit	44.2	43.9
Selling, general and administrative expense	44.1	42.2
Depreciation and amortization	1.7	1.7
Operating income (loss)	-1.6	0.0
Reorganization expense, net	0.0	0.3
Interest expense, net	1.9	1.8
Loss from continuing operations before income taxes	(3.5)	(2.1)
Income taxes	-	-
Income from discontinued operations	-	0.0
Net loss	(3.5)%	(2.1)%

Net Sales

	Thirteen Weeks Ended
(in thousands)	April 30,	May 1,
	2011	2010
Retail comparable store base	$60,951	$61,793
E-Commerce	1,026	1,008
Comparable sales	61,977	62,801
New stores	-	-
Closed stores	-	302

Total net sales	$61,977	$63,103

The retail comparable store base above consists of the stores which were included in the comparable sales computation for the current period. The first quarter 2011 comparable sales (excluding e-commerce) decrease of 1.4% was the result of a 2.4% decrease in transaction count and a 1.0% improvement in average ticket. Sales were adversely impacted by a reduction in promotional activity, as compared to the prior year, which had a positive effect on gross margin and advertising expense.

Sales provided by our e-commerce channel increased 1.8% in the first quarter of fiscal 2011. As in the retail locations, a reduction in promotional activity as compared to the prior year occurred.

Two stores have closed since the first quarter of 2010, due to lease expirations in declining markets where we chose not to extend or relocate. The sales from these locations are included in net sales.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010

Apparel Fabrics	28%	27%
Home Decorating	19%	20%
Quilting/Craft	26%	26%
Notions and Accessories	27%	27%
	100%	100%

Gross Margin

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the first quarter of fiscal 2011 and 2010 are as follows:

	Thirteen Weeks Ended
	April 30,	% of	May 1,	% of
(dollars in thousands)	2011	Sales	2010	Sales

Net sales	$61,977	100.0%	$63,103	100.0%

Merchandise cost	29,018	46.8%	30,258	48.0%
Freight	2,113	3.4%	1,999	3.2%
Sourcing and warehousing	3,474	5.6%	3,113	4.9%

Gross Profit	$27,372	44.2%	$27,733	43.9%

We experienced a decrease of 120 basis points in the direct cost of merchandise compared to the first quarter of 2010.  This is a result of a decrease in promotional activity during the first quarter of 2011 as compared to the same period of the prior year.

Freight expense increased by 20 basis points in the first quarter 2011 compared to the first quarter 2010.  This increase was the result of incremental fuel surcharges which impact the cost of inbound freight as well as shipments from the Company’s distribution center to its retail locations.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period and the rate at which inventory is shipped out, or inventory turns. The cost difference for the first quarter of 2011 compared to the same period in 2010 is primarily due to the change in inventory turns during those periods, which influence the amount of sourcing and warehousing costs capitalized in inventory.

In total, gross margin increased by 30 basis points in the first quarter 2011 from first quarter 2010 levels.

Sales, General & Administrative Expenses

Sales, general & administrative expenses include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of sales, general & administrative expenses include:

	Thirteen Weeks Ended
	April 30,	% of	May 1,	% of
(dollars in thousands)	2011	Sales	2010	Sales

Retail store labor costs	$10,038	16.2%	$9,985	15.8%
Advertising	1,885	3.0%	2,418	3.8%
Store occupancy	7,631	12.3%	7,321	11.6%
Retail SG&A	5,132	8.3%	4,694	7.4%
Corp SG&A	2,654	4.3%	2,226	3.6%

Total SG&A	$27,340	44.1%	$26,644	42.2%

Retail Store Labor Costs – The Company store labor costs increased during the first thirteen weeks of 2011 with two fewer stores in operation as compared to the same period in 2010.  This increase resulted from an increase in benefit costs related to medical claims.

Advertising – The variance in advertising expense for the first quarter 2011 compared to the same period in 2010 is due to a reduction in promotional activity by shifting events to the seasonally more productive second half of the year.

Store Occupancy – The Company’s store occupancy expense increased during the first thirteen weeks of 2011 primarily due to enhanced store maintenance standards and an increase in weather related common area maintenance charges, which were incurred early in the quarter.

Retail SG&A – First quarter 2011 expenses compared to first quarter 2010 increased primarily due to additional cost incurred to improve our store standards, and an increase in the number of physical inventories.

Corporate SG&A – The first quarter 2011 corporate SG&A increased due to additional personnel related costs.

Interest Expense, Net

	Thirteen Weeks Ended
(dollars in thousands)	April 30,	% of	May 2,	% of
	2011	Sales	2009	Sales
Interest expense, net	$1,147	1.9%	$1,144	1.8%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases.  Our current credit facilities consist of both an asset-based facility and a subordinated-debt facility.  Interest expense for the first quarter 2011 and first quarter 2010 include $0.6 million of non-cash expense for note discount amortization.  Excluding these non-cash items, interest expense for the first quarter of 2011 and 2010 was $0.6 million or 0.9% of sales.

Income Taxes

The Company did not recognize any income tax benefit during the first quarter of fiscal 2011 or 2010 given the uncertainty in realizing the future benefit. As of April 30, 2011, January 29, 2011 and May 1, 2010 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

We anticipate that we will be able to satisfy our working capital requirements, planned capital expenditures, planned funding of retirement plans, and debt service requirements with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility and other sources of financing.  We expect to generate adequate cash flow from operating activities to sustain current levels of operations.

Hancock’s cash flow related information as of the first thirteen weeks of fiscal 2011 and 2010 follows:

	Thirteen Weeks Ended
(in thousands)	April 30,	May 1,
	2011	2010

Net cash flows provided (used):
Operating activites	$1,115	$1,837
Investing activities	(576)	(1,590)
Financing activites	(548)	(167)

Operating Activities

Net cash inflows provided by operating activities during the first thirteen weeks of 2011 decreased by $0.7 million compared to the first thirteen weeks of 2010.  The cash generated from improved accounts receivable balances and inventory reductions was more than offset by a larger net loss and less accounts payable support combined with a significant pension fund contribution.

Investing Activities

Cash used for investing activities consists primarily of purchases of property and equipment.  Capital expenditures during the first thirteen weeks 2011 decreased by $1 million from the first thirteen weeks of 2010. Expenditures in the current year consisted primarily of store fixtures related to one relocation and maintenance capital expenditures. The prior year consisted of fixtures for new product lines and three store remodels.

Financing Activities

Cash provided by operations for the first thirteen weeks of 2011 were used to reduce the Revolver balance by $0.5 million as well as to finance store capital expenditures.

Credit Facilities

The following should be read in conjunction with Note 6 to the Consolidated Financial Statements included in this report and Note 7 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2011.

As of April 30, 2011, the Company had outstanding borrowings under the Revolver of $12.5 million and outstanding letters of credit of $7.5 million.  Additional amounts available to borrow at that time were $42.6 million.

As of April 30, 2011, the Note balance was $21.6 million and the unamortized discount on Notes Payable related to warrants issued was $5.3 million.

Off-Balance Sheet Arrangements

Hancock has no off-balance sheet financing arrangements. Hancock leases its retail fabric store locations mainly under non-cancelable operating leases.  Four of the Company’s store leases qualified for capital lease treatment and are reflected on the Company’s balance sheet. Future payments under the operating leases are excluded from the Company’s balance sheet.

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit.  At April 30, 2011, Hancock had commitments of $0.4 million on documentary letters of credit under the facility, which support purchase orders for merchandise.  Hancock also has $7.1 million on standby letters of credit to guarantee payment of potential insurance claims.  Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

The Company has no standby repurchase obligations or guarantees of other entities' debt.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Related Party Transactions

See Note 17 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2011, for details regarding the sole related party transaction that the Company has entered into.

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the thirteen week periods ended April 30, 2011 and May 1, 2010.

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

Hancock did not hold derivative financial or commodity instruments at April 30, 2011.

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

As of April 30, 2011, the Company had borrowings outstanding of approximately $12.5 million under the Revolver.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $125,000, assuming borrowings under the Revolver of $12.5 million as existed at April 30, 2011.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters after the Notes were issued was paid by the issuance of additional notes at a rate equal to LIBOR plus 5.50%, which resulted in the capitalization of $1.6 million into the balance.

The Company will pay the subsequent interest payments on the Notes in cash, the next payment date being July 1, 2011.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase $216,000, based on balance of the Notes of $21.6 million at April 30, 2011.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the thirteen week period ended April 30, 2011. As of April 30, 2011, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of April 30, 2011, the Company’s management, under the supervision and with the participation of the Company’s interim President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

“Item 3. Legal Proceedings” of our Form 10-K includes a discussion of other legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K.

ITEM 1A. RISK FACTORS

The risk factors listed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the Company’s business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,485 shares purchased under this authorization through April 30, 2011, and the number of shares that may yet be purchased under this authorization is 243,515.

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

Date:    June 10, 2011

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