Form 10-Q
period 2011-07-30
HANCOCK FABRICS INC
filed 2011-09-13
CIK 812906

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

As of August 27, 2011, there were 20,165,494 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Table of Contents

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	July 30,	July 31,	January 29,
(in thousands, except for share amounts)	2011	2010	2011 (1)
Assets
Current assets:
Cash and cash equivalents	$2,873	$3,163	$2,372
Receivables, less allowance for doubtful accounts	3,239	3,082	3,841
Inventories, net	98,087	104,598	87,804
Prepaid expenses	2,784	2,228	2,465
Total current assets	106,983	113,071	96,482

Property and equipment, net	39,355	41,944	39,335
Goodwill	3,139	3,210	3,139
Other assets	1,973	4,084	1,967
Total assets	$151,450	$162,309	$140,923

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$23,205	$23,530	$17,842
Accrued liabilities	14,068	13,933	14,937
Pre-petition obligations	725	730	730
Total current liabilities	37,998	38,193	33,509

Long-term debt obligations, net	43,233	38,959	28,784
Capital lease obligations	3,007	3,132	3,072
Postretirement benefits other than pensions	2,458	2,243	2,337
Pension and SERP liabilities	28,566	27,553	30,506
Other liabilities	7,304	6,835	7,878
Total liabilities	122,566	116,915	106,086

Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 33,491,788, 33,364,125 and 33,466,455 issued and 20,089,380, 19,967,163 and 20,068,327 outstanding, respectively	335	334	335
Additional paid-in capital	89,850	89,460	89,671
Retained earnings	110,156	124,637	116,234
Treasury stock, at cost, 13,402,408, 13,396,962 and 13,398,128 shares held, respectively	(153,736)	(153,730)	(153,731)
Accumulated other comprehensive loss	(17,721)	(15,307)	(17,672)
Total shareholders' equity	28,884	45,394	34,837
Total liabilities and shareholders' equity	$151,450	$162,309	$140,923

See accompanying notes to consolidated financial statements.

(1)	From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 29, 2011.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(in thousands, except per share amounts)	2011	2010	2011	2010

Sales	$57,789	$60,455	$119,766	$123,558
Cost of goods sold	32,418	31,596	67,023	66,966
Gross profit	25,371	28,859	52,743	56,592

Selling, general and administrative expense	27,084	27,172	54,424	53,816
Depreciation and amortization	1,029	1,097	2,066	2,169
Operating income (loss)	(2,742)	590	(3,747)	607

Reorganization expense, net	-	158	-	354
Interest expense, net	1,184	1,196	2,331	2,340

Loss from continuing operations before income taxes	(3,926)	(764)	(6,078)	(2,087)
Income taxes	-	-	-	-

Loss from continuing operations	(3,926)	(764)	(6,078)	(2,087)
Earnings from discontinued operations (net of taxes)	-	7	-	29
Net loss	$(3,926)	$(757)	$(6,078)	$(2,058)

Basic and diluted loss per share:
Loss from continuing operations	$(0.20)	$(0.04)	$(0.31)	$(0.10)
Earnings from discontinued operations	-	-	-	-
Net loss	$(0.20)	$(0.04)	$(0.31)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	19,804	19,649	19,792	19,627

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
Balance January 29, 2011	33,466,455	$335	$89,671	$116,234	(13,398,128)	$(153,731)	$(17,672)	$34,837
Comprehensive loss:
Net loss				(6,078)				(6,078)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							(49)	(49)
Total comprehensive loss								(6,127)
Stock options exercised	1,333		1					1
Issuance of restricted stock	28,000							-
Cancellation of restricted stock	(4,000)							-
Stock compensation expense			178					178
Purchase of treasury stock					(4,280)	(5)		(5)
Balance July 30, 2011	33,491,788	$335	$89,850	$110,156	(13,402,408)	$(153,736)	$(17,721)	$28,884

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Twenty-six Weeks Ended
	July 30,	July 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(6,078)	$(2,058)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	2,948	3,222
Amortization of deferred loan costs	123	124
Amortization of discount on notes	1,165	1,165
Amortization of pre-paid rent	105	93
Stock compensation expense	178	318
Inventory valuation reserve	(3,578)	(27)
Other	45	81
Reorganization expense, net	-	354
Change in assets and liabilities
Receivables and prepaid expenses	283	(371)
Inventory at current cost	(6,625)	(13,147)
Other noncurrent assets	(234)	406
Accounts payable	5,363	4,802
Accrued liabilities	(851)	(1,148)
Postretirement benefits other than pensions	(373)	(448)
Long-term pension and SERP liabilities	(1,495)	1,016
Other liabilities	(604)	(345)
Net cash used in operating activities before reorganization activities	(9,628)	(5,963)
Net cash used for reorganization activities	-	(385)
Net cash used in operating activities	(9,628)	(6,348)
Cash flows from investing activities:
Additions to property and equipment	(3,420)	(3,451)
Proceeds from the disposition of property and equipment	323	17
Net cash used in investing activities	(3,097)	(3,434)
Cash flows from financing activities:
Net borrowings on revolving credit facility	13,284	10,852
Payments for pre-petition liabilities and other	(58)	(400)
Net cash provided by financing activities	13,226	10,452
Increase in cash and cash equivalents	501	670
Cash and cash equivalents:
Beginning of period	2,372	2,493
End of period	$2,873	$3,163
Supplemental disclosures:
Cash paid during the period for:
Interest	$938	$1,014
Income taxes	35	300
Non-cash activities:
Noncash change in funded status of benefit plans	(49)	(61)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of July 30, 2011, Hancock operated 265 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to second quarter 2011 and second quarter 2010 are for the 13 week periods ended July 30, 2011 and July 31, 2010, respectively. References to twenty-six weeks 2011, first half 2011 or 2011, and twenty-six weeks 2010, first half 2010 or 2010 are for the 26 week periods ended July 30, 2011 and July 31, 2010, respectively.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of July 30, 2011, and July 31, 2010, and our consolidated results of operations and cash flows for the twenty-six weeks ended July 30, 2011, and July 31, 2010.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends ASC 220-10, Comprehensive Income, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 is effective for the first interim or annual reporting period beginning on or after December 15, 2011. Early adoption is permitted, but the Company does not plan to adopt until its first quarter 2012.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to July 30, 2011. None of these new standards had or is expected to have a significant impact on Hancock’s Consolidated Financial Statements.

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

Pre-petition obligations (in thousands):

	July 30,	July 31,	January 29,
	2011	2010	2011
Real estate claims	$-	$5	$5
Professional fee claim	725	725	725
Total pre-petition claims	$725	$730	$730

NOTE 3 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The determination of the obligation and expense for Hancock’s defined benefit pension retirement plan and postretirement health care benefit plan is dependent on the Company’s selection of assumptions used by actuaries in calculation those amounts.  Those assumptions are described in the Company’s 2010 Annual Report on Form 10-K and include the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs, in addition to other disclosures. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other postretirement obligations and future expense.

The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 (in thousands):

	Retirement Plan		Postretirement Benefit Plan		Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Service costs	$127	$107	$21	$17	$253	$214	$43	$34
Interest cost	1,138	1,139	34	33	2,277	2,278	68	65
Expected return on assets	(1,012)	(959)	-	-	(2,025)	(1,918)	-	-
Amortization of prior service costs	-	-	(181)	(199)	-	-	(362)	(398)
Recognized net actuarial (gain) loss	254	240	(66)	(72)	507	480	(132)	(144)
Net periodic benefit cost (gain)	$507	$527	$(192)	$(221)	$1,012	$1,054	$(383)	$(442)

At July 30, 2011, the fair value of the assets held by the pension plan was $56.8 million reflecting a $2.4 million increase from January 29, 2011.

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

As of July 30, 2011, there were outstanding warrants for 9,485,600 shares with an exercise price of $1.12 and stock options for 1,156,751 shares with a weighted average exercise price of $3.16, which would be included in the computation of common stock equivalents for diluted earnings per share, if the impact was not anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended		Twenty-six Weeks Ended
per share amounts)	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Basic and diluted loss per share:
Net loss	$(3,926)	$(757)	$(6,078)	$(2,058)

Weighted average number of common shares outstanding during period	19,803,648	19,648,694	19,792,464	19,626,553

Basic and diluted loss per share	$(0.20)	$(0.04)	$(0.31)	$(0.10)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 10.9 and 4.7 million for the second quarters and 11.0 and 5.6 million for the twenty-six weeks of 2011 and 2010, respectively.

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

NOTE 6 – LONG-TERM DEBT OBLIGATIONS

At July 30, 2011, the Company had outstanding borrowings of $26.4 million under its revolving credit facility (the “Revolver”) with General Electric Capital Corporation, which has a maturity date of August 1, 2013. Outstanding standby letters of credit were $5.7 million, outstanding documentary letters of credit were $1.4 million and availability was $36.5 million at July 30, 2011. The Revolver is collateralized by a fully perfected first priority security interest in all real and personal, tangible and intangible assets of the Company.  The Company is not subject to any financial covenants pursuant to the Revolver.

At the Company’s option, any portion of the outstanding borrowings under the Revolver can bear interest at LIBOR - based rates plus an applicable margin, or a floating interest rate plus the applicable margins. At July 30, 2011, the Company had $20.0 million of its outstanding borrowings at a LIBOR-based interest rate of 1.81%

In addition to the Revolver, the Company has $21.6 million of Floating Rate Secured Notes (the “Notes”) outstanding at July 30, 2011. The Notes mature on August 1, 2013, are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Interest on the Notes is payable quarterly at a rate of LIBOR plus 4.5%. An additional $1.2 million of interest expense was recorded for the first half of 2011 and 2010 related to the amortization of the discount recorded at the time of issuance of the Notes. As of July 30, 2011 the balance of the unamortized discount was $4.8 million.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which this report was issued and determined there were no subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended July 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 30, 2011, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  Our fiscal year ends on the Saturday closest to January 31 and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2010” or “2010” refers to the fiscal year ended January 29, 2011).  Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to second quarter 2011 and second quarter 2010 are for the 13 week periods ended July 30, 2011 and July 31, 2010, respectively.

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

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We are one of the largest fabric retailers in the United States, operating 265 stores in 37 states and an internet store under the domain name hancockfabrics.com as of July 30, 2011.  Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects.

Overview

Financial summary:

•
Sales for the second quarter of fiscal 2011 were $57.8 million compared to $60.5 million for the second quarter of fiscal 2010, and comparable store sales decreased 4.1% in the second quarter of 2011 compared to an increase of 0.7% in the second quarter of 2010.

•	Our online sales for the second quarter of fiscal 2011, which are included in the sales number and comparable sales percentage above, increased 1.2% to $0.8 million.

•	Gross margin for the second quarter of fiscal 2011 was 43.9% compared with 47.7% for the second quarter of fiscal 2010.

•	Operating loss was $2.7 million in the second quarter of fiscal 2011 compared to income of $0.6 million in the second quarter of fiscal 2010.

•	Net loss was $3.9 million, or $0.20 per basic share, in the second quarter of fiscal 2011 compared to a net loss of $0.8 million, or $0.04 per basic share in the second quarter of fiscal 2010.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	July 30,		July 31,	July 30,		July 31,
	2011		2010	2011		2010

Sales (in thousands)	$57,789		$60,455	$119,766		$123,558

Gross margin percentage	43.9%		47.7%	44.0%		45.8%

Number of stores
Open at end of period (1)	265		266	265		266
Comparable stores at period end (2)	264		264	264		264

Sales growth
All retail outlets	(4.4	) %	1.5%	(3.1	) %	(0.1	) %
Comparable retail outlets (3)	(4.1	) %	0.7%	(2.7	) %	(0.7	) %

Total store square footage at period end (in thousands)	3,775		3,816	3,775		3,816

Sales per total square footage	$15.31		$15.84	$31.73		$32.38

(1)	Open store count does not include the internet store.

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

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30,		July 31,		July 30,		July 31,
	2011		2010		2011		2010
Sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	56.1		52.3		56.0		54.2
Gross profit	43.9		47.7		44.0		45.8
Selling, general and administrative expense	46.9		44.9		45.4		43.6
Depreciation and amortization	1.8		1.8		1.7		1.7
Operating income (loss)	(4.8)		1.0		(3.1)		0.5
Reorganization expense, net	0.0		0.3		0.0		0.3
Interest expense, net	2.0		2.0		2.0		1.9
Loss from continuing operations before income taxes	(6.8)		(1.3)		(5.1)		(1.7)
Income taxes	-		-		-		-
Income from discontinued operations	-		-		-		-
Net loss	(6.8	) %	(1.3	) %	(5.1	) %	(1.7	) %

Sales

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Retail comparable store base	$56,879	$59,335	$117,778	$121,103
E-Commerce	817	807	1,843	1,815
Comparable sales	57,696	60,142	119,621	122,918
New stores	93	-	93	-
Closed stores	-	313	52	640

Total sales	$57,789	$60,455	$119,766	$123,558

The retail comparable store base above consists of the stores which were included in the comparable sales computation for the current period. The second quarter 2011 retail comparable sales decrease of 4.1% was the result of a 3.5% decrease in transaction count and a 0.5% decline in average ticket. Sales improvement in home decorating and non-sewing products were offset by declines in apparel and craft fabrics, and sewing accessories.

Sales provided by our e-commerce channel increased 1.2% in the second quarter and have increased 1.5% in the first half of fiscal 2011.

Since the second quarter of 2010, we closed two stores, due to lease expirations in declining markets where we chose not to extend or relocate, and opened one new store. The sales from these locations are included in sales

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Apparel and Craft Fabrics	41%	43%	42%	42%
Home Decorating Fabrics	14%	12%	14%	14%
Sewing Accessories	30%	31%	30%	31%
Non-Sewing Products	15%	14%	14%	13%
	100%	100%	100%	100%

Gross Profit

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the second quarter and first twenty-six weeks of fiscal 2011 and 2010 are as follows:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30,	% of	July 31,	% of	July 30,	% of	July 31,	% of
(dollars in thousands)	2011	Sales	2010	Sales	2011	Sales	2010	Sales

Total sales	$57,789	100.0%	$60,455	100.0%	$119,766	100.0%	$123,558	100.0%

Merchandise cost	27,449	47.5%	27,442	45.5%	56,467	47.1%	57,700	46.7%
Freight	2,253	3.9%	1,713	2.8%	4,366	3.7%	3,712	3.0%
Sourcing and warehousing	2,716	4.7%	2,441	4.0%	6,190	5.2%	5,554	4.5%

Gross Profit	$25,371	43.9%	$28,859	47.7%	$52,743	44.0%	$56,592	45.8%

Merchandise cost increased 200 basis points in the second quarter of 2011 compared to the same period of 2010, due to clearance activity in slow moving product lines. For the first half of 2011 merchandise cost was 40 basis points higher than 2010 as the clearance activity in the second quarter more than offset the benefit of reduced promotional activity achieved in the first quarter of this year.

Freight expense increased by 110 basis points in the second quarter 2011 compared to the second quarter 2010. This increase was the result of higher fuel surcharges and additional freight charges which resulted from the rollout of the expanded craft assortment.

Sourcing and warehousing costs for the Company vary based on the volume of inventory received and the rate at which inventory is shipped out during any period, and inventory turns. Although warehousing and distribution cost incurred declined for both the second quarter and twenty-six weeks of 2011 due to a reduction of receipts, inventory turns drove the amount expensed as cost of sales higher than the prior year amounts.

In total, gross margin declined by 380 basis points in the second quarter 2011 from second quarter 2010, and by 180 basis points for the first twenty-six weeks of 2011 over the first twenty-six weeks of 2010.

Selling, General & Administrative Expenses

Selling, general & administrative expenses (SG&A) include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy, including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of selling, general & administrative expenses include:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30,	% of	July 31,	% of	July 30,	% of	July 31,	% of
(dollars in thousands)	2011	Sales	2010	Sales	2011	Sales	2010	Sales

Retail store labor costs	$9,921	17.2%	$10,013	16.6%	$19,959	16.7%	$19,998	16.2%
Advertising	2,057	3.6%	2,236	3.7%	3,942	3.3%	4,654	3.8%
Store occupancy	7,656	13.2%	7,359	12.2%	15,287	12.8%	14,681	11.9%
Retail SG&A	5,396	9.3%	5,168	8.5%	10,524	8.8%	9,861	8.0%
Corp SG&A	2,054	3.6%	2,396	3.9%	4,712	3.8%	4,622	3.7%

Total SG&A	$27,084	46.9%	$27,172	44.9%	$54,424	45.4%	$53,816	43.6%

Retail Store Labor Costs – The retail store labor costs were lower during the second quarter and consistent with prior year for the first twenty-six weeks of 2011, but due to lower revenue such costs increased as a percentage of sales.

Advertising – The variances in advertising expense for the second quarter and first half of 2011 compared to the same periods in 2010 are attributable to shifting events to the seasonally more productive second half of the year.

Store Occupancy – The increase in occupancy cost is related to maintenance expenditures to improve the appearance and operating standard for the retail store units. Real estate related costs have remained constant year over year as we’ve made significant efforts to restructure rents as a result of the current commercial real estate market.  These efforts in some cases resulted in rent reductions, concessions on future escalations, and term extensions.

Retail SG&A – Expenditures for supplies and housekeeping related to enhanced store standards and the craft assortment rollout drove the increase in retail SG&A in the second quarter 2011. Utility cost also contributed to the increase over last year.

Corporate SG&A –Corporate overhead was lower for the second quarter due to a reduction in professional fees and compensation related accruals, while year over year twenty-six week amounts were comparable.

Interest Expense, Net

	Thirteen Weeks Ended				Twenty-six Weeks Ended
(dollars in thousands)	July 30,	% of	July 31,	% of	July 30,	% of	July 31,	% of
	2011	Sales	2010	Sales	2011	Sales	2010	Sales
Interest expense, net	$1,184	2.0%	$1,196	2.0%	$2,331	2.0%	$2,340	1.9%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases.  Our current credit facilities consist of both an asset-based facility and a subordinated-debt facility.  Interest expense for each of the second quarters and the first twenty-six weeks of 2011 and 2010 included note discount amortization of $0.6 million and $1.2 million, respectively. Excluding this non-cash item, interest expense was 1.0% of sales for each of the periods presented above.

Income Taxes

The Company did not recognize any income tax benefit during the first half of fiscal 2011 or 2010 given the uncertainty in realizing the future benefit. As of July 30, 2011, January 29, 2011 and July 31, 2010 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

Hancock’s cash flow related information for the first twenty-six weeks of fiscal 2011 and 2010 follows (in thousands):

	Twenty-six Weeks Ended
	July 30,	July 31,
	2011	2010

Net cash flows provided by (used in):
Operating activites	$(9,628)	$(6,348)
Investing activities	(3,097)	(3,434)
Financing activites	13,226	10,452

Operating Activities

Net cash used in operating activities during the first twenty-six weeks of 2011 increased by $3.3 million compared to the first twenty-six weeks of 2010.  The reduced inventory buildup as compared to the prior year was offset by a larger net loss for the period, a reduction in the inventory valuation reserve and a required cash contribution to the pension.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.  Capital expenditures during the first twenty-six weeks 2011 were $3.1 million compared to $3.4 million for the first twenty-six weeks of 2010. Expenditures for 2011 consist primarily of fixtures, for one new store, three relocations and the expanded craft assortment introduced in 42 locations, compared to fixtures for new product lines and point of sale (POS) equipment upgrades completed during the first twenty-six weeks of 2010.

Financing Activities

Borrowings from the Revolver of $13.3 million were used to provide working capital and fund capital expenditures during the first twenty-six weeks of 2011.

Credit Facilities

The following should be read in conjunction with Note 6 to the Consolidated Financial Statements included in this report and Note 7 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2011.

As of July 30, 2011, the Company had outstanding borrowings under the Revolver of $26.4 million and outstanding letters of credit of $7.1 million.  Additional amounts available to borrow at that time were $36.5 million.

As of July 30, 2011, the balance of the Company’s Floating Rate Secured Notes was $21.6 million and the unamortized discount on Notes Payable related to warrants issued was $4.8 million.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit.  At July 30, 2011, Hancock had commitments of $1.4 million on documentary letters of credit under the facility, which support purchase orders for merchandise.  Hancock also has $5.7 million on standby letters of credit to guarantee payment of potential insurance claims.  Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

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

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during either of the twenty-six week periods ended July 30, 2011 and July 31, 2010.

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

Hancock did not hold derivative financial or commodity instruments at July 30, 2011.

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

As of July 30, 2011, the Company had borrowings outstanding of approximately $26.4 million under the Revolver.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $264,000, assuming borrowings under the Revolver of $26.4 million as existed at July 30, 2011.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters was paid by the issuance of additional notes at a rate equal to LIBOR plus 5.50%, which resulted in the capitalization of $1.6 million into the balance.

The Company will pay the subsequent interest payments on the Notes in cash, the next payment date being November 1, 2011.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase $216,000, based on balance of the Notes of $21.6 million at July 30, 2011.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs, although this risk did not significantly impact the twenty-six week period ended July 30, 2011. As of July 30, 2011 the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of July 30, 2011, the Company’s management, under the supervision and with the participation of the Company’s interim President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,485 shares purchased under this authorization through July 30, 2011, and the number of shares that may yet be purchased under this authorization is 243,515. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares.

The Company did not sell any unregistered equity securities during the period covered by this Quarterly Report.

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

Date: September 13, 2011

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