Form 10-Q
period 2011-10-29
HANCOCK FABRICS INC
filed 2011-12-09
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒     No ☐

As of November 26, 2011, there were 20,183,482 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	October 29,	October 30,	January 29,
(in thousands, except for share amounts)	2011	2010	2011 (1)
Assets
Current assets:
Cash and cash equivalents	$3,040	$3,702	$2,372
Receivables, less allowance for doubtful accounts	4,364	3,412	3,841
Inventories, net	110,300	106,328	87,804
Prepaid expenses	2,724	2,794	2,465
Total current assets	120,428	116,236	96,482

Property and equipment, net	38,924	42,047	39,335
Goodwill	3,139	3,210	3,139
Other assets	1,823	2,330	1,967
Total assets	$164,314	$163,823	$140,923

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$29,297	$28,462	$17,842
Accrued liabilities	14,562	12,776	14,937
Pre-petition obligations	-	730	730
Total current liabilities	43,859	41,968	33,509

Long-term debt obligations, net	52,395	35,039	28,784
Capital lease obligations	2,972	3,103	3,072
Postretirement benefits other than pensions	2,359	2,262	2,337
Pension and SERP liabilities	26,745	27,848	30,506
Other liabilities	7,000	6,731	7,878
Total liabilities	135,330	116,951	106,086

Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 33,586,188, 33,449,125 and 33,466,455 issued and 20,183,482, 20,051,861 and 20,068,327 outstanding, respectively	336	334	335
Additional paid-in capital	89,946	89,581	89,671
Retained earnings	110,116	125,997	116,234
Treasury stock, at cost, 13,402,706, 13,397,264 and 13,398,128 shares held, respectively	(153,736)	(153,730)	(153,731)
Accumulated other comprehensive loss	(17,678)	(15,310)	(17,672)
Total shareholders' equity	28,984	46,872	34,837
Total liabilities and shareholders' equity	$164,314	$163,823	$140,923

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 29, 2011.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Sales	$70,790	$73,454	$190,556	$197,012
Cost of goods sold	39,984	41,236	107,007	108,202

Gross profit	30,806	32,218	83,549	88,810

Selling, general and administrative expense	28,517	28,254	82,941	82,070
Depreciation and amortization	1,046	1,144	3,112	3,313

Operating income (loss)	1,243	2,820	(2,504)	3,427

Reorganization expense, net	-	131	-	485
Interest expense, net	1,283	1,329	3,614	3,669

Income (loss) from continuing operations before income taxes	(40)	1,360	(6,118)	(727)
Income taxes	-	-	-	-

Income (loss) from continuing operations	(40)	1,360	(6,118)	(727)

Income from discontinued operations (net of taxes)	-	-	-	29

Net income (loss)	$(40)	$1,360	$(6,118)	$(698)

Basic income (loss) per share:
Income (loss) from continuing operations	$-	$0.07	$(0.31)	$(0.04)
Income from discontinued operations	-	-	-	-
Net Income (loss)	$-	$0.07	$(0.31)	$(0.04)

Diluted income (loss) per share:
Income (loss) from continuing operations	$-	$0.06	$(0.31)	$(0.04)
Income from discontinued operations	-	-	-	-
Net Income (loss)	$-	$0.06	$(0.31)	$(0.04)

Weighted average shares outstanding:
Basic	19,896	19,739	19,827	19,676
Diluted	19,896	22,327	19,827	19,676

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
Balance January 29, 2011	33,466,455	$335	$89,671	$116,234	(13,398,128)	$(153,731)	$(17,672)	$34,837
Comprehensive loss:
Net loss				(6,118)				(6,118)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							(6)	(6)
Total comprehensive loss								(6,124)
Stock options exercised	1,333		1					1
Issuance of restricted stock	128,000	1	(1)					-
Cancellation of restricted stock	(9,600)							-
Stock compensation expense			275					275
Purchase of treasury stock					(4,578)	(5)		(5)
Balance October 29, 2011	33,586,188	$336	$89,946	$110,116	(13,402,706)	$(153,736)	$(17,678)	$28,984

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Thirty-nine Weeks Ended
	October 29,	October 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(6,118)	$(698)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	4,336	4,887
Amortization of deferred loan costs	185	185
Amortization of discount on notes	1,747	1,748
Amortization of pre-paid rent	179	137
Stock compensation expense	275	439
Inventory valuation reserve	(4,264)	51
Other	(590)	163
Reorganization expense, net	-	485
Change in assets and liabilities
Receivables and prepaid expenses	(782)	(1,252)
Inventory at current cost	(18,034)	(15,040)
Other noncurrent assets	(220)	2,055
Accounts payable	11,455	9,685
Accrued liabilities	(322)	(2,270)
Postretirement benefits other than pensions	(722)	(684)
Long-term pension and SERP liabilities	(3,023)	1,563
Other liabilities	(902)	(433)
Net cash provided by (used in) operating activities before reorganization activities	(16,800)	1,021
Net cash used for reorganization activities	-	(558)
Net cash provided by (used in) operating activities	(16,800)	463
Cash flows from investing activities:
Additions to property and equipment	(4,656)	(5,209)
Proceeds from the disposition of property and equipment	348	42
Net cash used in investing activities	(4,308)	(5,167)
Cash flows from financing activities:
Net borrowings on revolving credit facility	21,864	6,349
Payments for pre-petition liabilities and other	(88)	(436)
Net cash provided by financing activities	21,776	5,913
Increase in cash and cash equivalents	668	1,209
Cash and cash equivalents:
Beginning of period	2,372	2,493
End of period	$3,040	$3,702
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,556	$1,669
Income taxes	185	350

Noncash change in funded status of benefit plans	(6)	(64)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of October 29, 2011, Hancock operated 265 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to third quarter 2011 and third quarter 2010 are for the thirteen week periods ended October 29, 2011 and October 30, 2010, respectively. References to thirty-nine weeks 2011 or 2011, and thirty-nine weeks 2010 or 2010 are for the thirty-nine week periods ended October 29, 2011 and October 30, 2010, respectively.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of October 29, 2011, and October 30, 2010, and our consolidated results of operations and cash flows for the thirty-nine weeks ended October 29, 2011 and October 30, 2010.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”).  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments in this standard are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, which would be the first quarter of fiscal 2012 for the Company.  The Company does not believe ASU 2011-04 will have a significant impact on its Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends ASC 220-10, Comprehensive Income, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 is effective for the first interim or annual reporting period beginning on or after December 15, 2011. Early adoption is permitted, but the Company does not plan to adopt until its first quarter 2012.

In September 2011, the FASB issued ASU 2011-08, Intangible – Goodwill and Others. ASU 2011-08 amends ASC 350-20, Testing Goodwill for Impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for interim or annual goodwill impairment test performed for fiscal years beginning on or after December 15, 2011, early adoption is permitted. The Company does not believe ASU 2011-08 will have a significant impact on its Consolidated Financial Statements.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to October 29, 2011. None of these new standards had or is expected to have a significant impact on Hancock’s Consolidated Financial Statements.

NOTE 2 – PROCEEDINGS UNDER CHAPTER 11 AND RELATED FINANCINGS

On March 21, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On August 1, 2008 (the “Effective Date”), the Company’s Plan of Reorganization (the “Plan”) became effective and the Company emerged from bankruptcy protection. On August 17, 2010 the Final Decree was approved by the United State Bankruptcy Court closing the bankruptcy case of the Company. On October 17, 2011 the bankruptcy case of the Company was reopened, in order to settle the one remaining pre-petition claim, and closed on November 14, 2011.

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

FASB ASC 852, “Reorganizations” (“ASC 852”), provides financial reporting guidance for entities that are reorganizing under the United States Bankruptcy Code. The Company implemented this guidance for all periods presented.  Pursuant to ASC 852, estimated claims were presented as Liabilities Subject to Compromise due to the uncertainty of the eventual settlement amount.  Due to the Plan becoming effective and the claims reconciliation process being substantially complete, there was little uncertainty as to the total amount to be distributed under the Plan.  Therefore, after the Effective Date, pre-petition liabilities are no longer presented as Liabilities Subject to Compromise.

As of October 29, 2011, the Company has settled all known pre-petition obligations.

Pre-petition obligations (in thousands):

	October 29,	October 30,	January 29,
	2011	2010	2011
Real estate claims	$-	$5	$5
Professional fee claim	-	725	725
Total pre-petition claims	$-	$730	$730

NOTE 3 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The determination of the obligation and expense for Hancock’s defined benefit pension retirement plan and postretirement health care benefit plan is dependent on the Company’s selection of assumptions used by actuaries in calculation of those amounts.  Those assumptions are described in the Company’s 2010 Annual Report on Form 10-K and include the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs, in addition to other disclosures. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other postretirement obligations and future expense.

The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 (in thousands):

	Retirement Plan		Postretirement Benefit Plan		Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Service costs	$126	$107	$8	$21	$379	$321	$51	$55
Interest cost	1,138	1,169	31	34	3,415	3,447	99	99
Expected return on assets	(1,006)	(957)	-	-	(3,031)	(2,875)	-	-
Amortization of prior service costs	-	-	(180)	(200)	-	-	(542)	(597)
Recognized net actuarial (gain) loss	231	251	(70)	(55)	738	731	(202)	(199)
Net periodic benefit cost (gain)	$489	$570	$(211)	$(200)	$1,501	$1,624	$(594)	$(642)

At October 29, 2011, the fair value of the assets held by the pension retirement plan was $55.8 million, which includes $4.5 million of required cash contributions made in the first thirty-nine weeks of 2011. Including the contributions less benefit payments and plan expenses, pension retirement plan assets have increased by $1.4 million since January 29, 2011.

Based on management’s assessment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) as they relate to the Company’s postretirement health care benefit plan, management does not believe the impact of this legislation is a significant event to the Company and believes the Acts will not materially impact costs in subsequent periods.

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

As of October 29, 2011, there were outstanding warrants for 9,485,600 shares with an exercise price of $1.12 and stock options for 1,188,932 shares with a weighted average exercise price of $3.07, which would be included in the computation of common stock equivalents for diluted earnings per share, if the impact was not anti-dilutive.

COMPUTATION OF INCOME (LOSS) PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended		Thirty-nine Weeks Ended
per share amounts)	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Basic income (loss) per share:
Net income (loss)	$(40)	$1,360	$(6,118)	$(698)

Weighted average number of common shares outstanding during period	19,896,396	19,739,148	19,827,108	19,675,566

Basic income (loss) per share	$-	$0.07	$(0.31)	$(0.04)

Diluted income (loss) per share:
Net income (loss)	$(40)	$1,360	$(6,118)	$(698)

Weighted average number of common shares outstanding during period	19,896,396	19,739,148	19,827,108	19,675,566
Stock options	-	141,904	-	-
Warrants to purchase common stock	-	2,433,503	-	-
Restricted stock	-	12,539	-	-
Weighted average number of common shares outstanding during period adjusted for dilutive securities	19,896,396	22,327,094	19,827,108	19,675,566

Diluted income (loss) per share	$-	$0.06	$(0.31)	$(0.04)

Using the Treasury Stock method, the number of shares excluded from the diluted earnings (loss) per share calculation totaled approximately 10.9 and 1.0 million for the third quarters and 11.0 and 11.0 million for the thirty-nine weeks of 2011 and 2010, respectively.

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

NOTE 6 – LONG-TERM DEBT OBLIGATIONS

At October 29, 2011, the Company had outstanding borrowings of $34.9 million under its revolving credit facility (the “Revolver”) with General Electric Capital Corporation, which has a maturity date of August 1, 2013. Outstanding standby letters of credit were $5.7 million, outstanding documentary letters of credit were $0.5 million and availability was $42.2 million at October 29, 2011. The Revolver is collateralized by a fully perfected first priority security interest in all real and personal, tangible and intangible assets of the Company.  The Company is not subject to any financial covenants pursuant to the Revolver.

At the Company’s option, any portion of the outstanding borrowings under the Revolver can bear interest at LIBOR - based rates plus an applicable margin, or a floating interest rate plus the applicable margins. At October 29, 2011, the Company had $31.0 million of its outstanding borrowings at a LIBOR-based interest rate of 1.87%

In addition to the Revolver, the Company has $21.6 million of Floating Rate Secured Notes (the “Notes”) outstanding at October 29, 2011. The Notes mature on August 1, 2013, are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Interest on the Notes is payable quarterly at a rate of LIBOR plus 4.5%. An additional $1.7 million of interest expense was recorded for the thirty-nine weeks of 2011 and 2010 related to the amortization of the discount recorded at the time of issuance of the Notes. As of October 29, 2011 the balance of the unamortized discount was $4.1 million.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which this report was issued and determined there were no subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended October 29, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements as of and for the thirteen and thirty-nine weeks ended October 29, 2011, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  Our fiscal year ends on the Saturday closest to January 31 and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2010” or “2010” refers to the fiscal year ended January 29, 2011).  Fiscal years consist of 52 weeks, comprised of four thirteen week fiscal quarters, unless noted otherwise. References herein to third quarter 2011 and third quarter 2010 are for the thirteen week periods ended October 29, 2011 and October 30, 2010, respectively.

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

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to serving creative enthusiasts with a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We are one of the largest fabric retailers in the United States, operating 265 stores in 37 states and an internet store under the domain name hancockfabrics.com as of October 29, 2011.  Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects.

Overview

Financial summary:

•
Sales for the third quarter of fiscal 2011 were $70.8 million compared to $73.5 million for the third quarter of fiscal 2010, and comparable store sales decreased 3.5% in the third quarter of 2011 compared to an increase of 0.3% in the third quarter of 2010.

•	Our online sales for the third quarter of fiscal 2011, which are included in the sales number and comparable sales percentage above, declined by 13.8% to $1.2 million.

•	Gross margin for the third quarter of fiscal 2011 was 43.5% compared with 43.9% for the third quarter of fiscal 2010.

•	Operating income was $1.2 million in the third quarter of fiscal 2011 compared to $2.8 million in the third quarter of fiscal 2010.

•	Net loss was $40,000, or $0.00 per basic share, in the third quarter of fiscal 2011 compared to net income of $1.4 million, or $0.07 per basic share in the third quarter of fiscal 2010.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010

Sales (in thousands)	$70,790	$73,454	$190,556	$197,012

Gross margin percentage	43.5%	43.9%	43.8%	45.1%

Number of stores
Open at end of period (1)	265	266	265	266
Comparable stores at period end (2)	264	265	264	265

Sales growth
All retail outlets	(3.6)%	1.0%	(3.3)%	0.3%
Comparable retail outlets (3)	(3.5)%	0.3%	(3.0)%	(0.3)%

Total store square footage at period end (in thousands)	3,774	3,816	3,774	3,816

Sales per total square footage	$18.76	$19.25	$50.49	$51.63

(1)	Open store count does not include the internet store.

(2)
A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable sales.

(3)	Sales growth for comparable retail outlets also includes net sales derived from e-commerce.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.  This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	October 29,		October 30,	October 29,		October 30,
	2011		2010	2011		2010
Sales	100.0%		100.0%	100.0%		100.0%
Cost of goods sold	56.5		56.1	56.2		54.9
Gross profit	43.5		43.9	43.8		45.1
Selling, general and administrative expense	40.3		38.5	43.5		41.7
Depreciation and amortization	1.5		1.6	1.6		1.7
Operating income (loss)	1.7		3.8	(1.3)		1.7
Reorganization expense, net	-		0.2	-		0.2
Interest expense, net	1.8		1.8	2.0		1.9
Income (loss) from continuing operations before income taxes before income taxes	(0.1)		1.8	(3.3)		(0.4)
Income taxes	-		-	-		-
Income from discontinued operations	-		-	-		-
Net income (loss)	(0.1	) %	1.8%	(3.3	) %	(0.4	) %

Sales

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Retail comparable store base	$69,298	$71,648	$187,096	$192,751
E-Commerce	1,234	1,431	3,077	3,246
Comparable sales	70,532	73,079	190,173	195,997
New stores	258	-	331	-
Closed stores	-	375	52	1,015

Total sales	$70,790	$73,454	$190,556	$197,012

The retail comparable store base above consists of the stores which were included in the comparable sales computation for the current period. The third quarter 2011 retail comparable sales decrease of 3.5% was the result of a 3.9% decrease in transaction count and a 0.4% increase in average ticket. Sales improvement in home decorating and non-sewing products were offset by declines in apparel and craft fabrics.

Sales provided by our e-commerce channel declined 13.8% in the third quarter and have decreased 5.2% for the thirty-nine weeks of fiscal 2011.

Since the third quarter of 2010, we closed two stores, due to lease expirations in declining markets where we chose not to extend or relocate, and opened one new store. The sales from these locations are included in total sales. In addition, six stores have been relocated in existing markets to locations which we believe have greater opportunity for sales and earnings growth. The sales from these locations are included in comparable sales.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010

Apparel and Craft Fabrics	44%	47%	43%	44%
Home Decorating Fabrics	12%	11%	13%	13%
Sewing Accessories	30%	30%	31%	32%
Non-Sewing Products	14%	12%	13%	11%
	100%	100%	100%	100%

Gross Profit

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the third quarter and thirty-nine weeks of fiscal 2011 and 2010 are as follows:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 29,	% of	October 30,	% of	October 29,	% of	October 30,	% of
(dollars in thousands)	2011	Sales	2010	Sales	2011	Sales	2010	Sales

Total sales	$70,790	100.0%	$73,454	100.0%	$190,556	100.0%	$197,012	100.0%

Merchandise cost	34,828	49.2%	35,374	48.2%	91,295	47.9%	93,074	47.2%
Freight	2,458	3.5%	2,303	3.1%	6,824	3.6%	6,015	3.1%
Sourcing and warehousing	2,698	3.8%	3,559	4.8%	8,888	4.7%	9,113	4.6%

Gross Profit	$30,806	43.5%	$32,218	43.9%	$83,549	43.8%	$88,810	45.1%

Merchandise cost increased 100 basis points in the third quarter of 2011 compared to the same period of 2010, due to clearance activity in slow moving product lines and product cost increases which were not passed on to our customers. For the thirty-nine weeks of 2011 merchandise cost was 70 basis points higher than 2010 as the clearance activity in the second and third quarters, and product cost increases more than offset the benefit of reduced promotional activity achieved in the first quarter of this year.

Freight expense increased by 40 basis points in the third quarter 2011 compared to the third quarter 2010. This increase resulted from the timing of shipments from our distribution center to our retail locations as compared to the prior year. The 50 basis point increase for the thirty-nine weeks of 2011 as compared to the same period of 2010 was the result of higher fuel surcharges and additional freight charges which resulted from the rollout of the expanded craft assortment.

Sourcing and warehousing costs for the Company vary based on the volume of inventory received and the rate at which inventory is shipped out during any period, and inventory turns. Due to the timing of merchandise receipts, warehousing and distribution cost incurred actually increased for the third quarter and were up slightly for the thirty-nine weeks of 2011, as compared to the same periods of the prior year. However, inventory turns drove the amount expensed as cost of sales lower than the prior year amounts.

In total, gross margin declined by 40 basis points in the third quarter 2011 from third quarter 2010, and by 130 basis points for the thirty-nine weeks of 2011 over the thirty-nine weeks of 2010.

Selling, General & Administrative Expenses

Selling, general & administrative expenses (SG&A) include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy, including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of selling, general & administrative expenses include:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 29,	% of	October 30,	% of	October 29,	% of	October 30,	% of
(dollars in thousands)	2011	Sales	2010	Sales	2011	Sales	2010	Sales

Retail store labor costs	$10,521	14.9%	$10,575	14.4%	$30,480	16.0%	$30,573	15.5%
Advertising	2,786	3.9%	2,557	3.5%	6,728	3.5%	7,211	3.7%
Store occupancy	7,659	10.9%	7,467	10.2%	22,946	12.1%	22,148	11.2%
Retail SG&A	5,685	8.0%	5,551	7.6%	16,209	8.5%	15,412	7.9%
Corp SG&A	1,866	2.6%	2,104	2.8%	6,578	3.4%	6,726	3.4%

Total SG&A	$28,517	40.3%	$28,254	38.5%	$82,941	43.5%	$82,070	41.7%

Retail Store Labor Costs – The retail store labor costs were consistent with prior year for the third quarter and thirty-nine weeks of 2011, but due to lower revenue these costs increased as a percentage of sales.

Advertising – The variances in advertising expense for the third quarter of 2011 and the thirty-nine weeks of 2011 compared to the same periods of 2010 are attributable to shifting events to the seasonally more productive second half of the year.

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

Retail SG&A – Expenditures for utilities and housekeeping drove the increase in retail SG&A in the third quarter 2011. These expenditures in addition to store supplies related to the craft assortment rollout drove the increase in retail SG&A for the thirty-nine weeks of 2011.

Corporate SG&A –Corporate overhead was lower for the third quarter and thirty-nine weeks of 2011 due to the write-off of the one remaining pre-petition obligation and a reduction in compensation related accruals, which were partially offset by increases in corporate payroll and professional fees.

Interest Expense, Net

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(dollars in thousands)	October 29,	% of	October 30,	% of	October 29,	% of	October 30,	% of
	2011	Sales	2010	Sales	2011	Sales	2010	Sales
Interest expense, net	$1,283	1.8%	$1,329	1.8%	$3,614	2.0%	$3,669	1.9%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases.  Our current credit facilities consist of both an asset-based facility and a subordinated-debt facility.  Interest expense for each of the third quarters and the thirty-nine weeks of 2011 and 2010 included note discount amortization of $0.6 million and $1.8 million, respectively. Excluding this non-cash item, interest expense was 1.0% of sales for each of the periods presented above.

Income Taxes

The Company did not recognize any income tax benefit during the thirty-nine weeks of fiscal 2011 or 2010 given the uncertainty in realizing the future benefit. As of October 29, 2011, January 29, 2011 and October 30, 2010 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

We anticipate that we will be able to satisfy our working capital requirements, required cash contributions to the pension retirement plan,  planned capital expenditures and debt service requirements with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility (the “Revolver”) and other sources of financing.

Hancock’s cash flow related information for the thirty-nine weeks of fiscal 2011 and 2010 follows (in thousands):

	Thirty-nine Weeks Ended
	October 29,	October 30,
	2011	2010

Net cash flows provided by (used in):
Operating activites	$(16,800)	$463
Investing activities	(4,308)	(5,167)
Financing activites	21,776	5,913

Operating Activities

Net cash used in operating activities during the thirty-nine weeks of 2011 increased by $17.3 million compared to the thirty-nine weeks of 2010.  A larger net loss, required cash contributions to the pension retirement plan, a reduction in the inventory valuation reserve, and inventory for the expanded craft assortment and seasonal buildup were reduced by an increase in accounts payable.

Investing Activities

Cash used for investing activities consists of purchases and sales of property and equipment.  Capital expenditures during the thirty-nine weeks 2011 were $4.3 million compared to $5.2 million for the thirty-nine weeks of 2010. Expenditures for 2011 consist primarily of store fixtures for one new store, five relocations, the expanded craft assortment introduced in numerous locations and IT equipment upgrades, compared to store fixtures for six relocations, new product lines and point of sale (POS) equipment upgrades completed during the thirty-nine weeks of 2010.

Financing Activities

Additional borrowings from the Revolver of $21.9 million were used to provide working capital and fund capital expenditures during the thirty-nine week period ended October 29, 2011.

Credit Facilities

The following should be read in conjunction with Note 6 to the Consolidated Financial Statements included in this Quarterly Report and Note 7 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2011.

As of October 29, 2011, the Company had outstanding borrowings under the Revolver of $34.9 million and outstanding letters of credit of $6.2 million.  Additional amounts available to borrow at that time were $42.2 million.

As of October 29, 2011, the balance of the Company’s Floating Rate Secured Notes (the “Notes”) was $21.6 million and the unamortized discount on Notes payable related to warrants issued in connection with the Notes was $4.1 million.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit.  At October 29, 2011, Hancock had commitments of $0.5 million on documentary letters of credit under the facility, which support purchase orders for merchandise.  Hancock also has $5.7 million on standby letters of credit to guarantee payment of potential insurance claims.  Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

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

Related Party Transactions

See Note 17 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2011, for details regarding the sole related party transaction into which the Company has entered.

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during either of the thirty-nine week periods ended October 29, 2011 and October 30, 2010.

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

Hancock did not hold derivative financial or commodity instruments at October 29, 2011.

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

As of October 29, 2011, the Company had borrowings outstanding of $34.9 million under the Revolver.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $349,000, assuming borrowings under the Revolver of $34.9 million as existed at October 29, 2011.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters was paid by the issuance of additional Notes at a rate equal to LIBOR plus 5.50%, which resulted in the capitalization of $1.6 million into the balance.

Interest payments on the Notes subsequent to the payments made for the first four quarters are payable in cash, the next payment date being February 1, 2012.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase $216,000, based on balance of the Notes of $21.6 million at October 29, 2011.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs, although this risk did not significantly impact the thirty-nine week period ended October 29, 2011. As of October 29, 2011 the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of October 29, 2011, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 29, 2011.

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

ITEM 1A. RISK FACTORS

The risk factors listed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,497 shares purchased under this authorization through October 29, 2011, and the number of shares that may yet be purchased under this authorization is 243,503. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares and purchase one odd-lot account from a shareholder of the Company.

The Company did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANCOCK FABRICS, INC.
(Registrant)

By:	/s/ Robert W. Driskell
Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:    December 9, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.