Form 10-K
period 2012-01-28
HANCOCK FABRICS INC
filed 2012-04-20
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended January 28, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Our common stock is traded through broker-to-broker exchanges on the OTC Markets (formerly known as the “Pink Sheets”), a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities. The aggregate market value of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates, based on 19,484,967 shares of common stock outstanding and the price of $1.28 per share on July 29, 2011 (the last business day of the Registrant’s most recently completed second quarter) was $24,940,758. Such aggregate market value was computed by reference to the closing sale price of our common stock as reported on the OTC Markets on such date. For purposes of making this calculation only, we have defined “affiliates” as including all directors and executive officers, but excluding any institutional stockholders owning more than ten percent of our common stock.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of April 15, 2012, there were 20,735,130 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after January 28, 2012.

With the exceptions of those portions that are not specifically incorporated herein by reference, the aforesaid document is not deemed filed as part of this report.

HANCOCK FABRICS, INC.

2011 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “anticipates,” “believes,” “could,” “approximates,” “estimates,” “expects,” “may,” “intends,” “predicts,” “projects,” “plans,” or “will” or the negative of those words or other terminology. Forward-looking statements involve inherent risks and uncertainties; our actual results could differ materially from those expressed in our forward-looking statements. The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are referred to in Item 1A. “Risk Factors” in this annual report on Form 10-K. Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations. Forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise any forward-looking statement.

PART I

Except as otherwise stated, the information contained in this report is given as of January 28, 2012, the end of our latest fiscal year. The words “Hancock Fabrics, Inc.,” “Hancock,” the “Company,” “we,” “our” and “us” refer to Hancock Fabrics, Inc. and, unless the context requires otherwise, to our subsidiaries. Our fiscal year ends on the Saturday closest to January 31 and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2011” or “2011” refers to the fiscal year ended January 28, 2012). Fiscal years consist of 52 weeks, unless noted otherwise.

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

The Company is one of the largest fabric retailers in the United States, with 2011 sales of $272.0 million. We are a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We believe that providing a large assortment of fabric and other items, combined with expert in-store sewing advice, provides us with a competitive advantage. We operated 263 stores in 37 states and an internet store located on our website with the domain name www.hancockfabrics.com as of January 28, 2012.

Operations

Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics and home accent pieces), quilting materials, and notions (which include sewing aids and accessories such as zippers, buttons, threads, sewing machines, and patterns).

Our stores are primarily located in strip shopping centers. During 2011, we closed three stores, opened one store, remodeled 45 stores, and relocated five existing stores.

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

We use promotional advertising, primarily direct mail, email, and newspaper inserts, to reach our target customers.

Distribution and Supply

Our retail stores are served by our corporate headquarters and a 650,000 square foot warehouse and distribution facility in Baldwyn, Mississippi.

Contract trucking firms, common carriers, and parcel delivery are used to deliver merchandise to our warehouse. These types of carriers are also used to deliver merchandise from our warehouse and vendors to our retail stores.

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 4% of our merchandise from any one supplier during 2011. We purchased approximately 15.5% of our merchandise from our top five suppliers in fiscal year 2011.

Competition

We are among the largest fabric retailers in the United States, serving our customers in their quest for apparel and craft sewing, quilting, home decorating, and other artistic undertakings. Our stores compete with other specialty fabric and craft retailers, such as Jo-Ann Stores, Inc., and selected mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics and craft supply items. In addition, alternative methods of selling fabrics and crafts, such as internet based sales, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. We compete on the basis of price, selection, quality, service and location. We believe that our continued commitment to providing a large assortment of fabric and other items that are affordable, complete, and unique, combined with the expert sewing advice available in each of our stores, provides us with a competitive advantage in the industry.

Information Technology

Hancock is committed to using information technology to improve operations and efficiency and to enhance the customer shopping experience.  In 2009, continuing our commitment to technology, we began the implementation of inventory auto replenishment at the store level and also enhanced our product classifications to provide better visibility to our product mix. In 2010, we continued to improve efficiency and productivity by leveraging this and other technology.  Inventory auto replenishment was expanded, which in return lowered inventory levels in our distribution center and improved in-stock in stores.  A refresh of point-of-sale hardware improved the performance of store systems and provided us a new platform on which to build applications.  New systems to manage fabric cuts and coupons increased productivity at point-of-sale, thereby improving the overall checkout process.  In 2011, key systems were upgraded to increase capacity and performance.  This has provided the resources necessary to develop more sophisticated replenishment and distribution applications.  Additional capacity and performance has also allowed us to improve our reporting and data warehousing.  We continued to leverage our store network to improve perpetual inventory accuracy through new applications.  Our focus remains on inventory control and labor reduction through the implementation and use of efficient systems.

Service Mark

We operate our stores under the service mark “Hancock Fabrics,” which we have registered with the United States Patent and Trademark Office.

Seasonality

Our business is seasonal. Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer months.

Employees

At January 28, 2012, we employed approximately 3,700 people on a full-time and part-time basis. Approximately 3,300 of those employees work in our retail stores. The remaining employees work in the Baldwyn headquarters, warehouse, and distribution facility. We do not have any employees covered under collective bargaining agreements.

Government Regulation

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of our employees are paid at rates related to federal and state minimum wages and, accordingly, any increase in the minimum wage would affect our labor cost.

Environmental Law Compliance

Our operations and properties are subject to federal, state and local environmental laws and regulations, including those relating to the handling, storage and disposal of chemicals, wastes and other regulated materials, release of pollutants into the air, soil and water, the remediation of contaminated sites and public disclosure of information regarding certain regulated materials. Failure to comply with environmental requirements could result in fines or penalties, as well as investigatory or remedial liabilities and claims for alleged personal injury or property damage. Some environmental laws impose strict, and under some circumstances joint and several liability, for costs of investigation and remediation of contaminated sites on current and prior owners or operators of the sites, as well as those entities that send regulated materials to the sites. We have not incurred material costs for compliance with environmental requirements in the past, and we do not believe that compliance costs will have a material adverse effect upon our capital expenditures, income, or competitive position.

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

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Management Review and Compensation Committee Charter as well as the Nominating and Corporate Governance Committee Charter are available free of charge on the Company’s website. We will also provide copies of these documents free of charge upon request. We intend to provide disclosures regarding amendments to or waivers of a provision of our Code of Business Conduct and Ethics by disclosing such information on our website within four business days following the amendment or waiver.

Section 302 Certification

The Chief Executive Officer and Chief Financial Officer of the Company filed the certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

Our primary competition is comprised of specialty fabric retailers and specialty craft retailers such as Jo-Ann Stores, a national chain that operates fabric and craft stores. We also compete with mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics, craft supplies and seasonal and holiday merchandise. We also compete with Hobby Lobby, a national chain that operates craft stores that also carries fabrics, Michaels Stores, Inc., a national chain that operates craft and framing stores, and A.C. Moore Arts & Crafts, Inc., a regional chain that operates craft stores in the eastern United States. Some of our competitors have stores nationwide, several operate regional chains and numerous others are local merchants. Some of our competitors, particularly the national specialty chain stores and the mass merchants, are larger and have greater financial resources than we do. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, merchandising and operational strategies could impact our sales and profitability. Our sales and profitability could also be impacted by store liquidations of our competitors. In addition, alternative methods of selling fabrics and crafts, such as internet based sales, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Moreover, we ultimately compete against alternative sources of entertainment and leisure activities for our customers that are unrelated to the fabric and craft industry. This competition could negatively affect our sales and profitability.

Our merchandising initiatives and marketing emphasis may not provide expected results.

We believe our future success will depend upon, in part, the ability to develop and execute merchandising initiatives with effective marketing. There is no assurance that we will be successful, or that new initiatives will be executed in a timely manner to satisfy our customers’ needs or expectations. Failure to execute and promote such initiatives in a timely manner could harm our ability to grow the business and could have a material adverse effect on our results of operations and financial condition.

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

Our inability to effectively implement our growth strategy may have an adverse effect on sales growth

Our growth strategy includes opening new stores, remodeling existing stores, and introducing changes to our merchandise assortments, among others. Certain risks involved with implementing these strategies may not be adequately addressed, and future sales and operating results may be less than anticipated, which may negatively impact the return on investment. Future growth and profitability is dependent upon the successful implementation of our growth strategy and realizing positive returns on investments.

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

Our business is dependent on the ability to successfully access funds through capital markets and financial institutions and any inability to access funds may limit our ability to execute our business plan and restrict operations we rely on for future growth.

Our business is dependent on the availability of credit to fund working capital, capital expenditures and other general corporate requirements. Our five year $100.0 million secured revolving credit facility is scheduled to expire in July 2013, and we can provide no assurances that we will be able to obtain replacement financing on acceptable terms, or at all. While we believe we can meet our capital requirements from our operations and our available sources of financing, we can provide no assurances that we will be able to do so in the future. If we are unable to access financial markets at competitive rates, our ability to implement our business plan and strategy will be negatively affected.

There are risks associated with our common stock trading on the OTC Markets, formerly known as the “Pink Sheets”.

Effective May 4, 2007, our common stock was delisted from the New York Stock Exchange, and there is currently no established public trading market for our common stock. Our common stock is currently quoted on the OTC Markets (formerly known as “Pink Sheets”) under the symbol “HKFI.PK”. The OTC Markets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTC Markets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Stocks trading in the OTC Markets generally have substantially less liquidity; consequently, it can be much more difficult for stockholders and broker/dealers to purchase and sell our shares in an orderly manner or at all. Due in part to the decreased trading price of our common stock and reduced analyst coverage, the trading price of our common stock may change quickly, and brokers may not be able to execute trades as quickly as they previously could when our common stock was listed on an exchange. Currently, we are not actively seeking to become listed on any exchange. There can be no assurance that our common stock will again be listed on an exchange, or that a trading market for our common stock will be established.

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

Many of our suppliers are small businesses that produce a limited number of items. Many of these businesses face cash flow constraints, production difficulties, quality control issues, and problems in delivering agreed-upon quantities on schedule because of their limited resources and lack of financial flexibility. Many of our vendors rely on third parties for working capital loans. The third parties’ evaluation of our credit worthiness can significantly impact our suppliers’ ability to produce and deliver product. Failure of our key suppliers to withstand a downturn in economic conditions could have a material adverse effect on our operating results and our ability to meet our customers’ needs. In addition, the significant product safety requirements arising under the U.S. Consumer Product Safety Improvement Act of 2008 and state product safety laws may represent a compliance challenge to some of our suppliers, could negatively impact the ability of such suppliers to deliver compliant products to us and thus negatively impact our business operations and performance. Delivery of non-compliant products could result in liability to our company; while we obtain indemnifications from our suppliers with respect to compliance issues, some suppliers might not have the financial resources to stand behind their indemnifications and we could also suffer damage to our reputation.

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

Approximately 83% of our store shipments pass through our distribution center. The remainder of merchandise is drop-shipped by our vendors directly to our store locations. Damage or interruption to our distribution center from factors such as fire, power loss, storm damage or unanticipated supplier shipment delays could cause a disruption in our operations. The occurrence of unanticipated problems at our distribution center would likely result in increased operating expenses and reduced sales that would negatively impact our operating results.

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

A disruption in the performance of our information systems would negatively impact our business.

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

We have become more dependent upon automated information technology processes, including use of the internet for conducting a portion of our business. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. In connection with credit card sales, we transmit confidential credit card information. Information may be compromised through various means, including penetration of our network security, hardware tampering, and misappropriation of confidential information. Failure to maintain the security of confidential information could result in deterioration in our employees’ and customers’ confidence in us, expose us to litigation and liability, and any breach in the security and integrity of other business information could put us at a competitive disadvantage, resulting in a material adverse impact on our financial condition and results of operations.

Failure to comply with various laws and regulations as well as litigation developments could adversely affect our business operations and financial performance.

Our policies, procedures, and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the U.S. Securities and Exchange Commission as well as applicable employment laws. We are involved in various litigation and arbitration matters that arise in the ordinary course of our business, including liability claims. Litigation and arbitration could adversely affect our business operations and financial performance. Also, failure to comply with the various laws and regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance, and restatements of financial statements.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

As of January 28, 2012, the Company operated 263 stores in 37 states. The number of store locations in each state is shown in the following table:

	Number		Number
State	of Stores	State	of Stores

Alabama	11	Nebraska	4
Arizona	2	Nevada	3
Arkansas	9	New Mexico	2
California	10	North Carolina	14
Colorado	3	North Dakota	1
Florida	4	Ohio	5
Georgia	14	Oklahoma	10
Idaho	4	Oregon	2
Illinois	13	Pennsylvania	1
Indiana	5	South Carolina	9
Iowa	7	South Dakota	2
Kansas	4	Tennessee	11
Kentucky	8	Texas	29
Louisiana	12	Utah	5
Maryland	5	Virginia	11
Minnesota	10	Washington	7
Mississippi	6	Wisconsin	8
Missouri	10	Wyoming	1
Montana	1

Our store activity for the last five years is shown in the following table:

Year	Opened	Closed	Net Change	Year-end Stores	Relocated
2007	0	(134)	(134)	269	2
2008	1	(7)	(6)	263	4
2009	3	(1)	2	265	2
2010	1	(1)	-	265	7
2011	1	(3)	(2)	263	5

The Company’s 263 retail stores average 14,263 square feet and are located principally in strip shopping centers.

With the exception of one owned location, the Company’s retail stores are leased. The original lease terms generally are ten years in length and most leases contain one or more renewal options, usually of five years in length. During fiscal 2012, forty-six store leases are scheduled to expire. We currently have negotiated or are in the process of negotiating renewals on certain leases.

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

The Company is party to several legal proceedings and claims arising in the ordinary course of business. We expect these matters will be resolved without material adverse effect on our consolidated financial position, results of operations or cash flows. We believe that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable.

Item 4. MINE SAFETY DISLOSURES

Not applicable

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for our common stock. Our common stock is currently quoted on the OTC Markets, formerly known as the “Pink Sheets”, under the symbol “HKFI.PK”. The OTC Markets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTC Markets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low closing prices of our common stock for the year and during each quarter in fiscal 2010 and 2011, as reported by the OTC Markets:

	High	Low
2010
First Quarter	$3.60	$1.95
Second Quarter	2.26	1.52
Third Quarter	1.80	1.23
Fourth Quarter	1.41	0.98

Year Ended
January 29, 2011	$3.60	$0.98

2011
First Quarter	$1.43	$1.00
Second Quarter	1.28	0.80
Third Quarter	1.28	0.59
Fourth Quarter	1.15	0.67

Year Ended
January 28, 2012	$1.43	$0.67

As of January 28, 2012, there were 3,489 record holders of our common stock.

We did not pay any cash dividends during fiscal 2010 or 2011. We have indefinitely suspended cash dividends in order to support our operational needs. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows, capital requirements, and debt covenants.

See Part III, Item 12 herein for a description of our securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of our common stock during the year ended January 28, 2012:

Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased as	Number of Shares That
	Total number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans (2)	Under the Plans (2)
January 30, 2011 through
February 26, 2011	143	$1.38	-	243,515
February 27, 2011 through
April 2, 2011	357	1.16	-	243,515
April 3, 2011 through
April 30, 2011	1,284	1.05	-	243,515
May 1, 2011 through
May 28, 2011	1,783	1.04	-	243,515
May 29, 2011 through
July 2, 2011	713	0.96	-	243,515
July 3, 2011 through
July 30, 2011	-	-	-	243,515
July 31, 2011 through
August 27, 2011	286	1.00	-	243,515
August 28, 2011 through
October 1, 2011	-	-	-	243,515
October 2, 2011 through
October 29, 2011	12	0.90	12	243,503
October 30, 2011 through
November 26, 2011	-	-	-	243,503
November 27, 2011 through
December 31, 2011	143	0.99	-	243,503
January 1, 2012 through
January 28, 2012	739	0.95	16	243,487
Total January 30, 2011 through
January 28, 2012	5,460	$1.03	28	243,487

(1)	The number of shares purchased during the year includes 5,432 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

(2)	In June of 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,513 shares purchased under this authorization through January 28, 2012. The shares discussed in footnote (1) are excluded from this column.

Item 6. SELECTED FINANCIAL DATA

Set forth below is selected financial information of the Company for each fiscal year in the 5-year period ended January 28, 2012. The Company has adjusted the previously reported 2007 Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows, in this Annual Report on Form 10-K to reflect the retrospective change in method of valuing inventory to weighted average from the last in, first out method. The selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and notes thereto which appear elsewhere in this Form 10-K.

(dollars in thousands, except per share data and other data)	2011	2010	2009	2008	2007

Results of Operations Data:
Sales	$271,993	$275,465	$274,058	$276,381	$276,247
Gross profit	112,725	114,645	121,717	119,579	117,580
(Loss) income from continuing operations before income taxes	(11,298)	(10,258)	1,838	(12,181)	(24,309)
Income (loss) from discontinued operations, net of tax	-	29	150	(186)	(7,991)
Net (loss) income	(11,298)	(10,461)	1,788	(12,367)	(33,300)
As a percentage of sales	(4.2)%	(3.8)%	0.6%	(4.5)%	(12.1)%
As a percentage of average shareholders' equity	(46.4)%	(25.5)%	3.8%	(22.3)%	(42.3)%

Financial Position Data:
Total assets	$146,387	$140,923	$148,546	$164,674	$185,084
Capital expenditures	4,934	5,392	3,084	8,447	4,357
Long-term indebtedness	52,320	31,856	30,126	46,264	23,608
Common shareholders' equity	13,871	34,837	47,212	47,349	63,438
Current ratio	3.0	2.9	2.8	2.9	3.9

Per Share Data:
Basic (loss) earnings per share	$(0.57)	$(0.53)	$0.09	$(0.65)	$(1.76)
Diluted (loss) earnings per share	(0.57)	(0.53)	0.09	(0.65)	(1.76)
Cash dividends per share	-	-	-	-	-
Shareholders' equity per share	0.68	1.74	2.37	2.40	3.29

Other Data:
Number of states	37	37	37	37	37
Number of stores	263	265	265	263	269
Number of shareholders	3,489	3,561	3,676	3,785	3,843
Number of shares outstanding, net of treasury shares	20,511,123	20,068,327	19,902,148	19,716,303	19,285,235
Comparable sales change (1)	(0.8)%	(0.1)%	0.2%	2.5%	13.2%
Total selling square footage	3,217,307	3,250,427	3,036,444	3,232,194	3,297,508

(1) The comparable sales increase for 2008 included a 0.4% benefit from 5 store closing events and the comparable sales increase for 2007 included a 12.7% benefit from 134 store liquidations in connection with store closing events. The comparable sales results for 2011, 2010 and 2009 were not affected by liquidations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating 263 stores in 37 states as of January 28, 2012. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. The stores average 14,263 total square feet, of which 12,233 are on the sales floor. During 2011, the average annual sales per store were approximately $1.0 million.

Significant financial items during fiscal 2011 include:

•	Sales for fiscal 2011 were $272.0 million compared with $275.5 million in fiscal 2010, and comparable store sales decreased 0.8% and 0.1% in 2011 and 2010, respectively.

•	Our online sales for 2011, which are included in the sales and comparable sales results above, decreased 7.9% to $4.8 million.

•	Operating results for 2011 and 2010 as adjusted for one-time and non-comparable items are summarized in the table below.

	Fiscal Year
	2011	2010

Operating (loss)	$(6,462)	$(4,948)

One-time, non-comparable items
Asset impairment	1,666	1,523
Contract arbitration professional fees	1,614	-
Severance related costs	401	1,272
CEO relocation costs	300	-
Inventory obsolescence	-	6,674
Total one-time, non-comparable items	3,981	9,469

Normalized operating (loss) income	$(2,481)	$4,521

For 2011, the asset impairment charge of $1.7 million is the difference between asset values and projected future cash flows related to specific store locations.

During 2011, the company had to defend itself in an arbitration proceeding arising from a disputed consulting agreement. In connection with that arbitration, the Company incurred substantial professional fees of $1.6 million, which are not expected to reoccur in future periods.

The severance costs of $401,000 related to the departure of one Sr. Vice-President and three Vice-Presidents of the Company during the fiscal year. The relocation costs $300,000 cover the relocation payment and reimbursements as provided in the Company CEO’s employment agreement.

For 2010, the significant charge of $6.7 million for inventory obsolescence resulted from a strategy initiated in the fourth quarter to address aged and underperforming inventory on an abbreviated time cycle. Management believed eliminating this aged product on a more expedited basis and replacing it with current merchandise would be beneficial to future operations. Previously, the Company’s practice was to carry product over to the next season. While the Company was generally able to sell these items above cost, the existence of such inventory often made the stores’ inventory appear dated. The severance costs of $1.3 million relate to the departure of the Company’s President and CEO on the last day of the fiscal year. It represents the value of future payments as required under the former President and CEO’s contract. The asset impairment charge of $1.5 million is the difference between asset values and projected future cash flows related primarily to certain 2008 store remodels.

Excluding the one-time charges outlined above, which total approximately $4.0 million in 2011, the net loss for 2011 would have been $7.3 million or $0.37 per basic share, and excluding the $9.5 million of one-time charges from 2010, the net loss for 2010 would have been $1.0 million or $0.05 per basic share .

We use a number of key performance measures to evaluate our financial performance, including the following:

	Fiscal Year
	2011	2010	2009

Sales (in thousands)	$271,993	$275,465	$274,058

Gross margin percentage	41.4%	41.6%	44.4%

Number of stores
Open at end of period(1)	263	265	265
Comparable stores at year end (2)	262	264	263

Sales growth
All retail outlets	(1.3)%	0.5%	(0.8)%
Comparable retail outlets (3)	(0.8)%	(0.1)%	0.2%

Total store square footage at year end (in thousands)	3,751	3,792	3,780

Net sales per total square footage	$73	$73	$73

(1)	Open store count does not include the internet store.

(2)	A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable sales.

(3)	Sales growth for comparable retail outlets also includes net sales derived from E-commerce.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales. This table includes the $4.0 million and $9.5 million of one-time and non-comparable charges occurring in 2011 and 2010, respectively, and should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Fiscal Year
	2011	2010	2009
Sales	100.0%	100.0%	100.0%
Cost of goods sold	58.6	58.4	55.6
Gross profit	41.4	41.6	44.4
Selling, general and administrative expense	42.3	41.8	40.0
Depreciation and amortization	1.5	1.6	1.6
Operating (loss) income	(2.4)	(1.8)	2.8
Reorganization expense, net	-	0.1	0.3
Interest expense, net	1.8	1.8	1.9
(Loss) income from continuing operations before income taxes	(4.2)	(3.7)	0.6
Income taxes	-	(0.1)	(0.1)
Income from discontinued operations	-	-	0.1
Net (loss) income	(4.2)%	(3.8)%	0.6%

Sales

(in thousands)	Fiscal Year
	2011	2010	2009
Retail comparable store base	$266,595	$268,504	$269,113
E-Commerce	4,782	5,190	4,745
Comparable sales	271,377	273,694	273,858
New stores	616	-	-
Closed stores	-	1,771	200
Total sales	$271,993	$275,465	$274,058

The retail comparable store base above consists of sales which were included in the comparable sales computation for the year. Retail comparable store sales decreased by 0.7% in 2011, 0.2% in 2010 and were flat in 2009. This resulted from a 1.0% increase in average ticket and a 1.7% decrease in transactions in fiscal 2011, and no change in average ticket and a 0.3% decrease in transactions in fiscal 2010.

Sales provided by our E-commerce channel decreased by 7.9% in 2011 as compared to increases of 9.4% in 2010 and 14.1% in 2009. We believe the downturn in 2011 is attributable to merchandising issues which were recognized during the year, but could not be fully corrected. The two prior years reaped the benefit of the internet platform which was launched in 2008.

New stores include the results for one location which has not reached its 53rd week anniversary. Three stores closed in 2011, one store closed in 2010 and one store closed in 2009, none of which qualified as discontinued operations.

The Company routinely closes and opens stores, as leases expire or as better locations become available. The Company does not consider these strategic moves as discontinued operations. Only when the Company closes significant stores in conjunction with downsizing under a plan agreed upon by the Company’s Board of Directors, will the Company consider the requirement disclosures under discontinued operations.

Our merchandise mix for the last three years is reflected in the table below:

	Fiscal Year
	2011	2010	2009

Apparel and Craft Fabrics	43%	44%	44%
Home Decorating Fabrics	12%	12%	13%
Sewing Accessories	31%	31%	31%
Non-Sewing Products	14%	13%	13%
	100%	100%	100%

We are constantly making adjustments to our merchandise mix based on anticipated consumer demand and current sales trends. Apparel and craft fabrics declined, due to merchandising issues in this product category, which impacted most of 2011. The increase in non-sewing products can be attributed to expansion of the craft products into additional stores during the year and is expected to continue.

Gross Margin

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments (including our inventory obsolescence charge)

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold over the previous three years are as follows:

(in thousands)	2011	% of Sales	2010	% of Sales	2009	% of Sales

Total sales	$271,993	100.0%	$275,465	100.0%	$274,058	100.0%

Merchandise cost	135,570	49.9%	138,544	50.3%	129,726	47.3%
Freight	9,506	3.5%	8,429	3.1%	7,883	2.9%
Sourcing and warehousing	14,192	5.2%	13,847	5.0%	14,732	5.4%

Gross Profit	$112,725	41.4%	$114,645	41.6%	$121,717	44.4%

Merchandise cost increased during 2011, over 2010, as adjusted for the one-time obsolescence charge which is explained below, due to continued promotional activity and consumer sensitivity to pricing, which made it difficult to pass on product cost increases. Merchandising issues in our core product lines further impacted costs as aggressive promotions were necessary late in 2011 to regain customer traffic lost earlier in the year.

The inventory obsolescence charge of $6.7 million recognized in 2010 is included in merchandise cost and increased this cost by 240 basis points. Merchandise cost, excluding the inventory charge was $131.8 million or 47.9% which increased by 60 basis points in 2010 compared to 2009 due to increased promotional activity during the year and an increase of cotton prices which peaked in the fourth quarter.

Freight costs have increased steadily over the periods presented due to rising fuel cost which have more than offset the efficiencies achieved in our shipping process.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received and shipped during any period, and the rate at which inventory turns. For 2011 and 2010, the sourcing and warehousing costs incurred were consistent year-over-year, as were inventory turns.

In total, 2011 gross profit declined by 260 basis points as compared to 2010, excluding inventory obsolescence, and 40 basis point from 2009 to 2010. The continuation of promotional activity and consumer resistance to price increases have impacted gross profit results year over year.

Selling, General & Administrative Expenses

Selling, general & administrative (SG&A) expenses include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of selling, general & administrative expenses include:

(in thousands)	2011	% of Sales	2010	% of Sales	2009	% of Sales

Retail store labor costs	$41,291	15.2%	$41,533	15.1%	$41,429	15.1%
Advertising	9,618	3.5%	10,114	3.7%	10,016	3.7%
Store occupancy	30,325	11.1%	29,624	10.7%	29,363	10.7%
Retail SG&A	20,953	7.7%	21,462	7.8%	19,474	7.1%
Corp SG&A	12,860	4.8%	12,365	4.5%	9,399	3.4%

Total SG&A	$115,047	42.3%	$115,098	41.8%	$109,681	40.0%

Retail Store Labor Costs – We were successful at maintaining store labor cost at consistent levels for 2011 and 2010 as a result of greater corporate oversight. We will continue to leverage our technology investment in store infrastructure to improve labor efficiency and enhance store performance.

Advertising – Our advertising medium is primarily direct mail and newspaper inserts, and as a result, our costs have remained constant. For the near term we believe this combination is the most effective, although we will continue to explore the effectiveness of other advertising channels.

Store Occupancy – These costs are driven primarily by the long term leases we enter into with the owners of our retail locations and to a lesser degree building maintenance costs. The marginal increases in the three years presented were the result of renewals of leases already in place and increases in maintenance expenditures to improve the appearance and operating standard of the retail units. We are optimistic that lease related costs will not substantially increase going forward given the current weakness in the commercial real estate market and beneficial modifications to many of our existing leases.

Retail SG&A – The decline in costs for 2011 can be attributed to reduced workers compensation related costs and a decline in credit card fees, which offset increases in supplies and utilities. Costs related to insurance claims, utilities, credit card fees and store maintenance were primarily responsible for cost increases for 2010 over 2009.

Corporate SG&A – These are costs related primarily to staffing and operation of the Company’s headquarters. In addition to normal recurring expenses, which include the write-off of the one remaining pre-petition obligation in 2011, this category includes the following one-time or non-comparable expenses for 2011 and 2010. For 2011, relocation charges of $300,000 were recorded which relate to the Company CEO’s relocation payment and expenses and $1.6 million related to contract arbitration professional fees. For 2011 and 2010, respectively, severance expenses of $401,000 and $1.3 million, and an asset impairment charge of $1.7 million and $1.5 million were recorded. Excluding these one-time, non-comparable items, 2011 corporate SG&A would have been $9.2 million and 2010 $9.6 million.

Reorganization Expenses, Net

(in thousands)	2011	% of Sales	2010	% of Sales	2009	% of Sales

Reorganization expense, net	$-	0.0%	$485	0.1%	$755	0.3%

Reorganization expenses are comprised of costs for professional fees associated with our bankruptcy proceedings. With the filing of the final decree on August 17, 2010, and the settlement of the one remaining claim on November 4, 2011, all bankruptcy related issues have been resolved, and these costs will not continue.

Interest Expense, Net

(in thousands)	2011	% of Sales	2010	% of Sales	2009	% of Sales

Interest expense, net	$4,836	1.8%	$4,825	1.8%	$5,114	1.9%

Our interest costs are driven by borrowings on our credit facilities. Our current credit facilities consist of both an asset based facility and a subordinated debt facility. In general, between 2011 and 2010 average outstanding borrowings increased and interest rates decreased. Interest expense for fiscal 2011 and 2010 includes non-cash bond discount amortization costs of $2.3 million in each year.

Income Taxes

(in thousands)	2011	% of Sales	2010	% of Sales	2009	% of Sales

Income taxes	$-	0.0%	$232	0.1%	$200	0.1%

No income tax expense was recognized in 2011 and the amounts expensed for 2010 and 2009 consist of Federal Alternative Minimum Tax (AMT). All tax related items are fully reserved with a valuation allowance.

Income from Discontinued Operations

(in thousands)	2011	% of Sales	2010	% of Sales	2009	% of Sales

Income from discontinued operations	$-	0.0%	$29	0.0%	$150	0.1%

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

We anticipate that we will be able to satisfy our working capital requirements, required cash contributions to the defined benefit pension plan, planned capital expenditures and debt service requirements with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility (the “Revolver”) and other sources of financing. We expect to generate adequate cash flow from operating activities to sustain current levels of operations.

We consolidate our daily cash receipts into a centralized account. In accordance with the terms of our $100.0 million Revolver, on a daily basis, all collected and available funds are applied to the outstanding loan balance. We then determine our daily cash requirements and request those funds from the Revolver availability.

Our cash flow related information as of and for the past three fiscal years follows (in thousands):

	2011	2010	2009

Net cash flows provided (used):
Operating activites	$(13,255)	$6,160	$22,976
Investing activities	(4,586)	(5,340)	(3,016)
Financing activites	18,117	(941)	(19,805)

Operating Activities

In 2011, net cash flows used in operating activities was $13.3 million compared to cash flows provided by operations of $6.2 million in 2010. In 2011, the cash loss from operations was $5.2 million; inventory increased $3.6 million; and a cash contribution of $5.7 million was made to the defined benefit pension plan.

In 2010, net cash flows provided by operating activity declined by $16.8 million compared to 2009.  This decrease was led by a reduction in net income of $12.2 million, including one-time charges of $9.5 million, and as further explained in the “Results of Operations” discussion above.  In addition to the decline in income, the Company did not experience the reduction in inventories which occurred in 2009.

We believe future inventory reductions can be obtained as we refine our supply chain management systems, but this additional efficiency did not occur in 2010 or 2011 and may not occur in the near-term due to expansion of craft product lines to additional stores in 2012.

Accounts payable as a percent of inventory was 20.2% and 20.3% at year-end 2011 and 2010, respectively.

The Company expects to make contributions to our defined benefit pension plan during 2012 of $6.4 million.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.

Expenditures for 2011 consist primarily of store fixtures for one new store, five relocations, the expanded craft assortment introduced in numerous locations, and IT equipment upgrades. Expenditures for 2010 consist primarily of store fixtures for eight relocations, new product lines and point of sale (POS) equipment upgrades. These activities totaled approximately $4.9 and $5.4 million for 2011 and 2010, respectively.

Financing Activities

We increased the outstanding borrowings against the Revolver by $18.2 million during 2011 to provide working capital, fund required cash contributions to the defined benefit pension plan, and for capital expenditures.

During 2010, we used $0.9 million generated from operations to reduce the outstanding Revolver balance and pay pre-petition obligations. The Revolver balance as of January 28, 2012 was $31.3 million compared to $13.1 million as of January 29, 2011.

General

We have indefinitely suspended our cash dividend in order to support our operational needs. Future dividends will be determined by our Board of Directors, in its sole discretion, based on a number of factors including, but not limited to, our results of operations, cash flows, capital requirements, and debt covenants. Treasury stock repurchases in 2011 were minor, primarily insignificant purchases from odd-lot shareholders and small amounts surrendered by employees to satisfy tax withholding obligations arising from the lapse of restrictions on shares of stock.

Over the long term, our ability to improve our liquidity will ultimately depend on a positive trend in cash flow from operating activities through comparable sales increases, improved gross margin, and control of expenses.

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

As of January 28, 2012, we had outstanding borrowings under the Revolver of $31.3 million and outstanding letters of credit of $5.5 million. Additional amounts available to borrow at that time were $31.5 million.

In addition to the Revolver, we issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008. Interest on the Notes is payable quarterly at LIBOR plus 4.50%. Interest for the first four quarters was paid by issuing $1.6 million of additional Notes. The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of our assets. Purchasers of the Notes received a detachable warrant to purchase a total of 9.5 million shares of our common stock. The warrants were valued at $11.7 million at the time of issuance and were recorded as a discount on notes payable under “Long-term debt obligations”. As of January 28, 2012, the aggregate Note balance was $21.6 million and the unamortized warrant discount on the Notes was $3.5 million.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 28, 2012. Note references refer to the applicable footnotes to the accompanying Consolidated Financial Statements contained in Item 8 of this report:

Contractual Obligations (in thousands)

			Less			More
	Note		than 1	1-3	4-5	than 5
	Reference	Total	Year	Years	Years	Years

Long-term debt (1)	7	$52,320	$-	$52,320	$-	$-
Minimum lease payments (2)	8	79,345	20,776	29,674	18,078	10,817
Standby letters of credit	7	4,934	4,934	-	-	-
Capital lease obligations (3)	8	5,642	472	944	901	3,325
Trade letters of credit		600	600	-	-	-
Open purchase orders		20,890	20,890	-	-	-
Total		$163,731	$47,672	$82,938	$18,979	$14,142

(1)	The calculation of interest on the Revolver and the Notes is dependent on the average borrowings during the year and a variable interest rate. The interest rates on the Revolver and the Notes were approximately 2.0% and 4.9% at January 28, 2012. Interest payments are excluded from the table because of their subjectivity and the estimation required.

(2)	Our aggregate minimum lease payments represent operating lease commitments, which generally include non-cancelable leases for property used in our operations. Contingent rent in addition to minimum rent, which is typically based on a percentage of sales, is not reflected in the minimum lease payment totals. Minimum payments are reflected net of expected sublease income.

(3)	Capital lease obligations include related interest.

Postretirement benefits other than pensions, Supplemental Retirement Benefit Plan (“SERP”) funding obligations, defined benefit pension plan contributions, asset retirement obligations, anticipated capital expenditures, amounts included in other noncurrent liabilities for workers’ compensation and deferred compensation have been excluded from the contractual obligations table because of the unknown variables required to determine specific payment amounts and dates.

We have no standby repurchase obligations or guarantees of other entities' debt.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant accounting policies we employ, including the use of estimates and assumptions, are presented in Notes to Consolidated Financial Statements. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), FASB ASC 852, “Reorganizations,” (“ASC 852”), provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. We implemented this guidance for the fiscal years ended January 28, 2012, and January 29, 2011. Due to the Plan becoming effective and the claims reconciliation process being complete, there are no amounts remaining to be distributed under the Plan; for prior periods, claims are presented as other pre-petition obligations (See Note 2 to the accompanying Consolidated Financial Statements). Financial statement preparation and presentation is in accordance with ASC 852.

We believe that estimates related to the following areas involve a higher degree of judgment and/or complexity:

Inventories. We value inventory using the lower of weighted average cost or market method. Market price is generally based on the projected selling price of the merchandise. We regularly review inventories to determine if the carrying value of the inventory exceeds market value and we record a reserve to reduce the carrying value to its market price, as necessary. Historically, we have rarely recognized significant occurrences of obsolescence or slow moving inventory. However, in the fourth quarter of 2010, we initiated a strategy to address aged and unproductive inventory, which resulted in a significant obsolescence charge of $6.7 million for the quarter. This policy is not expected to have a material impact on future earnings as product is sold. As of January 28, 2012 and January 29, 2011, we had recorded reserves totaling $2.5 million and $7.1 million, respectively.

As with other retailers, it is not practical to perform physical inventory counts for all stores on the last day of a period. Therefore, certain assumptions must be made in order to record cost of sales for the period of time from each store's most recent physical count to the end of the period. For the periods between the date of the last physical count and the end of the applicable reporting period, we include these assumptions as we record cost of goods sold, including certain estimates for shrinkage of inventory due to theft, miscuts of fabric and other matters. These estimates are based on previous experience and could fluctuate from period-to-period and from actual results at the date of the next physical inventory count.

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

We capitalize costs related to the acquisition, distribution, and handling of inventory as well as freight, duties and fees related to import purchases of inventory as a component of inventory each period. In determining the amount of costs to be allocated to inventory each period, we must estimate the amount of costs related to the inventory, based on inventory turnover ratios and the ratio of inventory flowing through the warehouse. Changes in these estimates from period-to-period could significantly change the reported amounts for inventory and cost of goods sold. As of January 28, 2012, we had capitalized costs related to acquisition, distribution, and handling in inventory of $9.0 million and expensed $14.2 million as cost of sales during 2011.

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

Valuation of Long-Lived Assets. We review the net realizable value of long-lived assets at the individual store level whenever events or changes in circumstances indicate impairment testing is warranted. If the undiscounted cash flows are less than the carrying value, fair values based on the projected future discounted cash flows of the site and estimated liquidation proceeds are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. Due to the decline in operating results for 2011, we assessed our long-lived assets and determined that certain of them were impaired. As a result, we had recorded approximately $1.7 million in non-cash impairment charges. Additional charges may be necessary in the future due to changes in estimated future cash flows. Impairment charges are included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Revenue Recognition. Sales are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. We allow customers to return merchandise under most circumstances. The reserve for returns was $125,000 at January 28, 2012 and $122,000 at January 29, 2011, and is included in accrued liabilities in the accompanying Consolidated Balance Sheet. The reserve is estimated based on our prior experience of returns made by customers after period end.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage	One-Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest costs	$10	$(9)
Effect on postretirement benefit obligation	$94	$(84)

Our pension and postretirement plans are further described in Note 14 to the accompanying Consolidated Financial Statements.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test goodwill for impairment. First, the fair value of our reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Each of the 34 remaining stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. We performed an evaluation of goodwill in 2011 which resulted in impairment charges of $259,000 related to two store locations. We determined the goodwill impairment charges by estimating the fair value of the related reporting units using the present value of the related estimated cash flows. Additional impairment charges may be required in the future based on changes in the fair value of reporting units and the annual goodwill impairment evaluation performed in the fourth quarter of each fiscal year and updated when events arise indicating potential impairment. Specifically, the remaining goodwill allocated to the two locations partially impaired in 2011 is $71,000; should the operating results of these locations continue to decline, additional impairment charges will occur. Prior to the implementation of ASC 350, “Intangibles-Goodwill and Other,” (“ASC 350”) in fiscal year 2002, the Company was amortizing and presenting goodwill net of accumulated amortization of $1.0 million.

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

At the present time, we do not anticipate recognizing any portion of our deferred income tax benefit in fiscal year 2012.

Deferred taxes are summarized in Note 9 to the accompanying Consolidated Financial Statements.

Stock-based Compensation. Beginning in fiscal year 2006, the Company adopted ASC 718, Compensation-Stock Compensation, (“ASC 718”) and began expensing the remaining portion of the fair value for any unvested stock options over the remaining service (vesting) period, which resulted in $140,000 and $281,000 of additional stock compensation expense during 2011 and 2010, respectively. The amounts of future stock compensation expense may vary based on the types of awards, vesting periods, estimated fair values of the awards using various assumptions regarding future dividends, interest rates and volatility of the trading prices of our stock.

Related Party Transactions

As part of the Company’s issuance of Notes on August 1, 2008, and in connection with our reorganization, certain members of the Official Committee of Equity Holders of Hancock Fabrics, Inc. (the “Equity Committee”) who were “related persons” as defined in Item 404 of Regulation S-K, participated in a Backstop Arrangement (“Backstop”) in which each party agreed to purchase all of the Notes not purchased by other purchasers during the offering. The Backstop provided for an additional 3,750 warrants to purchase our common stock to be issued to each participant. The related parties purchased approximately $18.0 million of the $20.0 million Note offering. The debt to related parties is subordinate to our revolving credit facility. See Note 16 to the accompanying Consolidated Financial Statements for details regarding each related party Equity Committee member’s participation in the Backstop. The Company has no other balances with any other related parties, nor has it had any other material transactions with related parties during the fiscal years 2011, 2010, or 2009.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 3 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not hold derivative financial or commodity instruments at January 28, 2012.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, all loans under the Revolver bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of January 28, 2012, we had borrowings outstanding of approximately $31.3 million under the Revolver. If interest rates increased 100 basis points, our annual interest expense would increase approximately $313,000, assuming borrowings under the Revolver of $31.3 million as existed at January 28, 2012.

In addition to the Revolver, we issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008. Interest on the Notes is payable quarterly at LIBOR plus 4.50%. Interest for the first four quarters was paid by the issuance of additional Notes at a rate equal to LIBOR plus 5.50%. The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of our assets. Purchasers of the Notes also received a detachable warrant to purchase shares of our common stock. These warrants representing 9.5 million shares were issued in conjunction with the Notes, and were exercisable upon the date of issuance (August 1, 2008) for $1.12 per share and terminate five years from the anniversary date of issuance (August 1, 2013). The warrants were valued at $11.7 million using the Black-Scholes option pricing model and were recorded as a discount on Long-term debt obligations and will be amortized to interest expense through the maturity date of the Notes. If interest rates increased 100 basis points, our annual interest expense would increase $216,000, assuming borrowings under the Notes of $21.6 million as existed at January 28, 2012.

Foreign Currency Risk

All of our business is transacted in U.S. dollars and, accordingly, fluctuations in the valuation of the dollar against other currencies will affect product costs. No significant impact was experienced on 2011 results. As of January 28, 2012, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

Hancock Fabrics, Inc.
Consolidated Balance Sheets

January 28, 2012 and January 29, 2011
(in thousands, except for share and per share amounts)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,648	$2,372
Receivables, less allowance for doubtful accounts	3,993	3,841
Inventories, net	95,925	87,804
Prepaid expenses	3,069	2,465
Total current assets	105,635	96,482

Property and equipment, net	36,275	39,335
Goodwill	2,880	3,139
Other assets	1,597	1,967
Total assets	$146,387	$140,923

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,350	$17,842
Accrued liabilities	16,306	14,937
Other pre-petition obligations	-	730
Total current liabilities	35,656	33,509

Long-term debt obligations	49,373	28,784
Capital lease obligations	2,947	3,072
Postretirement benefits other than pensions	2,429	2,337
Pension and SERP liabilities	35,683	30,506
Other liabilities	6,428	7,878
Total liabilities	132,516	106,086

Commitments and contingencies (See Notes 8 and 15)

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 33,914,711 and 33,466,455 issued and 20,511,123 20,068,327 outstanding, respectively	339	335
Additional paid-in capital	90,013	89,671
Retained earnings	104,936	116,234
Treasury stock, at cost, 13,403,588 and 13,398,128 shares held, respectively	(153,737)	(153,731)
Accumulated other comprehensive loss	(27,680)	(17,672)
Total shareholders' equity	13,871	34,837
Total liabilities and shareholders' equity	$146,387	$140,923

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Operations

Years Ended January 28, 2012, January 29, 2011, and January 30, 2010
(in thousands, except per share amounts)	2011	2010	2009

Sales	$271,993	$275,465	$274,058
Cost of goods sold	159,268	160,820	152,341

Gross profit	112,725	114,645	121,717

Selling, general and administrative expenses	115,047	115,098	109,681
Depreciation and amortization	4,140	4,495	4,329

Operating (loss) income	(6,462)	(4,948)	7,707

Reorganization expense, net	-	485	755
Interest expense, net	4,836	4,825	5,114

(Loss) income from continuing operations before income taxes	(11,298)	(10,258)	1,838
Income taxes	-	232	200

(Loss) income from continuing operations	(11,298)	(10,490)	1,638
Income from discontinued operations (net of taxes of $0 and $0)	-	29	150

Net (loss) income	$(11,298)	$(10,461)	$1,788

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.57)	$(0.53)	$0.08
(Loss) earnings from discontinued operations	-	-	0.01
Net (loss) earnings	$(0.57)	$(0.53)	$0.09

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.57)	$(0.53)	$0.08
(Loss) earnings from discontinued operations	-	-	0.01
Net (loss) earnings	$(0.57)	$(0.53)	$0.09

Weighted average shares outstanding
Basic	19,846	19,684	19,349
Diluted	19,846	19,684	20,925

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Shareholders' Equity

Years Ended January 28, 2012, January 29, 2011, and January 30, 2010
(in thousands, except number of shares)

			Additional			Accumulated Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	(Loss)	Earnings	Equity
Balance January 31, 2009	33,084,570	$331	$88,017	(13,368,267)	$(153,684)	$(12,222)	$124,907	$47,349
Comprehensive loss:
Net income							1,788	1,788
Benefit plans, net of taxes of $0						(3,024)		(3,024)
Total comprehensive loss								(1,236)
Stock options exercised	91,874	1	144					145
Issuance of restricted stock	161,000	2	(2)					-
Cancellation of restricted stock	(53,500)	(1)						(1)
Stock compensation expense			866					866
Amortization of directors' stock fees			103					103
Purchases of treasury stock				(13,529)	(14)			(14)
Balance January 30, 2010	33,283,944	333	89,128	(13,381,796)	(153,698)	(15,246)	126,695	47,212
Comprehensive loss:
Net loss							(10,461)	(10,461)
Benefit plans, net of taxes of $0						(2,426)		(2,426)
Total comprehensive loss								(12,887)
Stock options exercised	43,511	-	36					36
Issuance of restricted stock	167,000	2	(2)					-
Cancellation of restricted stock	(28,000)	-	-					-
Stock compensation expense			324					324
Amortization of directors' stock fees			185					185
Purchases of treasury stock				(16,332)	(33)			(33)
Balance January 29, 2011	33,466,455	335	89,671	(13,398,128)	(153,731)	(17,672)	116,234	34,837
Comprehensive loss:
Net loss							(11,298)	(11,298)
Benefit plans, net of taxes of $0						(10,008)		(10,008)
Total comprehensive loss								(21,306)
Stock options exercised	7,999	-	5					5
Issuance of restricted stock	474,857	4	(4)					-
Cancellation of restricted stock	(34,600)	-	-					-
Stock compensation expense			341					341
Warrants issued with notes								-
Purchases of treasury stock				(5,460)	(6)			(6)
Balance January 28, 2012	33,914,711	$339	$90,013	(13,403,588)	$(153,737)	$(27,680)	$104,936	$13,871

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows

Years Ended January 28, 2012, January 29, 2011, and January 30, 2010
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(11,298)	$(10,461)	$1,788
Adjustments to reconcile net (loss) income to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	6,068	6,538	6,619
Amortization of deferred loan costs	246	246	247
Amortization of note discount	2,331	2,331	2,331
Amortization of pre-paid rent	249	181	203
Interest paid-in-kind on notes	-	-	694
Stock-based compensation	341	509	968
Inventory valuation reserve	(4,601)	6,650	-
Impairment on property and equipment, goodwill, and other assets	1,666	1,523	-
Loss (gain) on disposition of property and equipment	333	21	(8)
Other	(544)	-	(90)
Reorganization expense, net	-	485	755
Change in assets and liabilities:
Receivables and prepaid expenses	(756)	(1,352)	152
Inventories	(3,584)	(3,023)	12,187
Other assets	(223)	2,059	(341)
Accounts payable	1,508	(900)	(3,559)
Accrued liabilities	1,230	-	322
Postretirement benefits other than pensions	(956)	(869)	(953)
Pension and SERP liabilities	(3,783)	2,119	3,179
Other liabilities	(1,482)	686	(784)
Net cash (used in) provided by operating activities before reorganization activities	(13,255)	6,743	23,710
Net cash used for reorganization activites	-	(583)	(734)
Net cash (used in) provided by operating activities	(13,255)	6,160	22,976
Cash flows from investing activities:
Additions to property and equipment	(4,934)	(5,392)	(3,084)
Proceeds from the disposition of property and equipment	348	52	68
Net cash used in investing activities	(4,586)	(5,340)	(3,016)
Cash flows from financing activities:
Net (payments) borrowings on revolving credit facility	18,258	(489)	(19,060)
Payments for pre-petition liabilities and other	(141)	(452)	(745)
Net cash (used in) provided by financing activities	18,117	(941)	(19,805)
Increase (decrease) in cash and cash equivalents	276	(121)	155
Cash and cash equivalents:
Beginning of year	2,372	2,493	2,338
End of year	$2,648	$2,372	$2,493
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,174	$2,174	$1,508
Income taxes	42	390	73

Non-cash change in funded status of benefit plans	$(10,008)	$(2,426)	$(3,024)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of January 28, 2012, Hancock operated 263 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

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

Claims Resolution and Plan Distributions

The Company resolved a majority of the claims against it prior to the Effective Date through settlement or by Court order. The claims resolution process has been completed and all known claims are resolved.

Accounting Impact

Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), ASC 852, “Reorganizations” provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance was implemented in the accompanying consolidated financial statements. Under this guidance, the Company was not required to adopt the “fresh-start reporting” provisions of ASC 852 upon emergence from bankruptcy. Due to the Plan becoming effective and the claims reconciliation process being complete, there is little uncertainty as to the total amount to be distributed under the Plan. As such, pre-petition liabilities after the Effective Date are presented as other pre-petition obligations.

Subsequent Distribution

During the fifty-two weeks ended January 28, 2012, the Company settled the two remaining claims totaling approximately $730,000. As of January 28, 2012, there are no known unresolved pre-petition obligations.

	January 28,	January 29,
(in thousands)	2012	2011
Real estate claims	$-	$5
Professional fee claim	-	725
Total pre-petition obligations	$-	$730

Note 3 - Summary of Significant Accounting Policies and Basis of Accounting

Consolidated Financial Statements include the accounts of Hancock and its wholly owned subsidiaries. All inter-company accounts and transactions are eliminated. The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2011, 2010, and 2009, as used herein, refer to the years ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively. The fiscal years 2011, 2010, and 2009 contained 52 weeks. The 2012 fiscal year which began January 29, 2012 and will end February 2, 2013 will be a 53 week year.

Financial Statement presentation is in accordance with FASB ASC 852, “Reorganizations,” which provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance for the fiscal years ended January 28, 2012 and January 29, 2011. Due to the Plan becoming effective and the claims reconciliation process being complete, there is little uncertainty as to the total amount to be distributed under the Plan. As such, pre-petition liabilities after the Effective Date are no longer presented as subject to compromise (See Note 2).

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

The 2009 and 2010 earnings from discontinued operations resulted from the settlement of bankruptcy claims on stores that closed in prior years which qualified for discontinued operations under the requirements of ASC 360.  We have not allocated interest expense to discontinued operations.

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

Revenue recognition occurs at the time of sale of merchandise to Hancock’s customers, in compliance with FASB ASC 605, “Revenue Recognition”. Sales include the sale of merchandise at the Company’s retail stores and internet store, net of sales taxes collected and net of estimated customer returns. The Company allows customers to return merchandise under most circumstances. The reserve for returns was $125,000 at January 28, 2012 and $122,000 at January 29, 2011, and is included in accrued liabilities in the accompanying consolidated balance sheets. The reserve is estimated based on the Company’s prior experience of returns made by customers after period end of merchandise sold prior to period end.

Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company escheats a portion of unredeemed gift cards according to Delaware escheatment requirements that govern remittance of the cost of the merchandise portion of unredeemed gift cards over five years old. After reflecting the amount to be escheated, any remaining liability after 60 months (referred to as breakage) is relieved and recognized as a reduction of selling, general, and administrative expenses as an offset to the costs of administering the gift card program. The liability for gift cards is recorded in accrued liabilities and was $1.3 million at January 28, 2012 and January 29, 2011.

Cost of goods sold includes merchandise, freight, and sourcing and warehousing costs.

Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having an initial maturity of three months or less, are classified as cash and cash equivalents.

Receivables include amounts due from customers for the sale of merchandise, amounts related to insurance claims, and amounts from financial institutions for credit card payments received for the sale of merchandise. Receivables are stated net of the allowance for doubtful accounts, which was zero for both 2011 and 2010. Bad debt expense is included in selling, general and administrative expenses and was insignificant in years 2011, 2010, and 2009. Generally, past due receivables are charged interest and accounts are charged off against the allowance for doubtful accounts when deemed uncollectible.

Inventories consist of fabrics, sewing notions, and patterns held for sale and are stated at the lower of cost or market; cost is determined by the weighted average cost method. The costs related to sourcing and warehousing as well as freight, duties, and fees related to purchases of inventories are capitalized into ending inventory with the net change recorded as a component of costs of goods sold. At January 28, 2012 and January 29, 2011, inventories included such capitalized costs for sourcing and warehousing totaling $9.0 million. During fiscal 2011, 2010, and 2009, the Company included in cost of goods sold $12.3 million, $11.9 million, and $12.4 million, respectively, related to sourcing and warehousing costs, and $1.9 million, $2.0 million, and $2.3 million, respectively, related to depreciation and amortization expense.

Hancock provides for slow-moving or obsolete inventories throughout the year by marking down impacted inventory to its net realizable value. In addition, Hancock records specific reserves when necessary to the extent that markdowns have not yet been reflected. During the fourth quarter of 2010, the Company initiated an aggressive strategy to address aged and unproductive inventory, which resulted in a charge of $6.7 million. At January 28, 2012, and January 29, 2011, the amount of such reserves totaled $2.5 million and $7.1 million, respectively.

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

Long-lived asset impairment is assessed when events or changes in circumstances indicate impairment testing is warranted. The assessment is performed at the individual store level by comparing the carrying value of the assets with their estimated future undiscounted cash flows in accordance with ASC 360, “Property, Plant and Equipment”. If the undiscounted cash flows are less than the carrying value, the discounted cash flows or comparable fair values are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. Fair values are estimated based on the discounted cash flows plus the proceeds from the estimated liquidation values of the assets. During 2011 and 2010, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent. The net book value of long-lived assets other than goodwill, net of noncurrent liabilities for fiscal 2011 and fiscal 2010, was $2.0 million and $2.3 million, respectively, for stores deemed to be at least partially impaired, and the Company recorded total impairment charges of $1.4 million and $1.5 million, respectively, primarily due to the operations of the related stores failing to produce adequate cash flows. During 2009, the Company determined there were no events that indicate the need for impairment testing. Impairment charges are included in selling, general, and administrative expense in the accompanying consolidated statements of operations.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test for impairment. First, the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess not to exceed the carrying amount of the goodwill. The fair value of the reporting unit is estimated using the discounted present value of future cash flows. Each of the stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Impairment of goodwill was required due to declining operating results and other factors during 2011 and 2010, and the Company recorded goodwill impairment charges of $259,000 and $71,000, respectively. Prior to the implementation of ASC 350, “Intangibles-Goodwill and Other,” the Company amortized goodwill. Accordingly, goodwill is presented net of accumulated amortization of $1.0 million.

Accounts Payable, as of January 28, 2012 and January 29, 2011, includes $3.1 million and $3.7 million, respectively, for checks that are issued and outstanding.

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

Advertising, including production costs, is charged to expense in the period in which advertising first takes place. Advertising expense was $9.6 million for 2011, $10.1 million for 2010, and $10.0 million for 2009.

Pre-opening costs of new stores are charged to expense as incurred.

Earnings per share is presented for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, which represent common shares outstanding, less treasury stock and non-vested restricted shares. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Hancock. For the fiscal years 2011 and 2010, basic and diluted earnings per share are the same because the Company was in a loss position and the effect of additional securities or contracts to purchase additional common stock would be anti-dilutive. Options to purchase 1,156,000 shares in 2009 were excluded from the computation of diluted earnings per share because the respective exercise prices per share of those options were greater than the average market price of our shares of common stock during the year, or because by including the unvested compensation expense associated with the options, the calculation of common stock equivalents under the treasury method would be anti-dilutive. For 2009, using the treasury stock method, the calculation of fully diluted earnings per share includes an additional 1,576,000 shares based upon the impact of outstanding options, restricted shares and warrants deemed “in the money”. As of January 28, 2012, warrants entitling the purchase of an aggregate 9,485,600 shares are outstanding.

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

Uncertain Tax Positions are accounted for in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Stock-Based Compensation is accounted for in accordance with FASB ASC 718, “Stock Compensation,” which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments.

Comprehensive income (loss) and the components of accumulated comprehensive income (loss) include net income (loss) and the changes in benefit plan liabilities, net of taxes.

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

Several other new accounting standards became effective during the periods presented or will be effective subsequent to January 28, 2012. None of these new standards had or is expected to have a significant impact on the Company’s Consolidated Financial Statements.

Note 4 – Discontinued Operations

The Company closed three stores in 2011 and one store in each of 2010 and 2009, none of which qualified for discontinued operations treatment in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment”. The amounts classified as discontinued operations relate to the adjustment of bankruptcy related claims on the 124 stores closed in 2007 that qualified for discontinued operations. Significant components of our results of discontinued operations consisted of the following for the years presented:

Discontinued Operations (in thousands, except per share amounts)

	Sales	Gross Profit	Net Income	Basic and diluted net income per common share

2010
Discontinued operations	$-	$-	$29	$-

2009
Discontinued operations	$-	$-	$150	$0.01

Note 5 - Property and Equipment (in thousands)

Property and Equipment consists of the following:

	2011	2010

Buildings and improvements	$25,873	$25,837
Leasehold improvements	6,015	5,878
Fixtures and equipment	63,655	67,234
Assets held for sale	324	705
	95,867	99,654
Accumulated depreciation and amortization	(60,805)	(61,532)
	35,062	38,122
Land	1,213	1,213
Total property and equipment, net	$36,275	$39,335

The Company recorded $4.1 million, $4.5 million, and $4.3 million of depreciation expense for the years 2011, 2010, and 2009, respectively. The Company also expensed $1.9 million, $2.0 million, and $2.3 million, of depreciation to cost of sales in 2011, 2010, and 2009, respectively.

Assets held under capital leases amounted to $3.6 million at the end of fiscal years 2011 and 2010, respectively. Accumulated depreciation related to these assets at the end of fiscal year 2011 and 2010, totaled $1.0 million and $0.8 million, respectively. Related depreciation expense amounted to $165,000, $170,000, and $168,000 for 2011, 2010, and 2009, respectively.

Note 6 - Accrued Liabilities (in thousands)

Accrued liabilities consist of the following:

	2011	2010

Workers' compensation and deferred compensation	$3,255	$3,249
Property taxes	3,051	3,174
Payroll and benefits	2,061	2,047
Short-term lease obligations	1,492	1,515
Medical claims, customer liability claims and property claims	1,448	1,161
Accrued professional fees	1,427	90
Gift card / merchandise credit liability	1,313	1,327
Sales taxes	914	949
Other	1,345	1,425
	$16,306	$14,937

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

The Revolver is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal tangible and intangible assets of the Company. As of January 28, 2012, the Company had outstanding borrowings under the Revolver of $31.3 million and amounts available to borrow of $31.5 million.

At January 28, 2012, Hancock had commitments under the above credit facility of $0.6 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims. These letters of credit amounted to $4.9 million as of January 28, 2012.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008. The Notes were offered pursuant to a prospectus dated June 17, 2008, to shareholders of common stock. The non-convertible notes had a $1,000 purchase price. Interest on the Notes is payable quarterly at LIBOR plus 4.50%. For the first four quarters, in lieu of interest payments, additional Notes were allowed to be issued at a rate equal to LIBOR plus 5.50%. The Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Purchasers of the Notes also received a detachable warrant to purchase shares of common stock. These warrants representing 9.5 million shares were issued in conjunction with the Notes and were exercisable upon the date of issuance (August 1, 2008) for $1.12 per share and terminate 5 years from the date of issuance (August 1, 2013). The warrants were valued at $11.7 million using the Black-Scholes option pricing model (term of 5 years, risk-free interest rate of 3.75%, expected volatility of 72%, and 0% dividend) and were recorded as a discount on Long-term debt obligations. The balance will be amortized to interest expense through the maturity date of the Notes. The unamortized discount at January 28, 2012, totaled approximately $3.5 million.

The Company elected to make the first four quarterly interest payments on the Notes by issuing additional Notes which resulted in the capitalization of $0.7 million of interest into the outstanding balance for 2009. As of January 28, 2012, the outstanding balance of the Notes was $21.6 million.

Note 8 - Long-Term Leases

Hancock leases its retail fabric store locations mainly under non-cancelable operating leases expiring at various dates through 2024. Four of the Company’s stores qualify for capital lease treatment. Two of the leases expire in 2020; the others expire in 2016 and 2021.

Rent expense consists of the following (in thousands):

	2011	2010	2009

Minimum rent	$21,563	$21,125	$21,070
Common area maintenance	2,053	2,055	2,036
Stepped rent adjustment	(12)	108	(156)
Equipment leases	455	402	409
Additional rent based on sales	96	85	155
Taxes	4,036	4,321	4,332
Insurance	356	354	394

	$28,547	$28,450	$28,240

The amounts shown in the minimum rental table below reflect only future minimum rent payments required under existing store operating leases and income from non-cancelable sublease rentals. In addition to those obligations, certain of Hancock’s store operating leases require payment of pass-through costs such as common area maintenance, taxes, and insurance.

Future minimum rental payments under all operating and capital leases as of January 28, 2012, are as follows (in thousands):

	Operating Leases
		Sublease	Capital
Fiscal Year	Payments	Rentals	Leases
2012	$20,776	$(139)	$472
2013	16,986	(88)	472
2014	12,688	(88)	472
2015	10,330	(88)	472
2016	7,748	(66)	429
Thereafter	10,817	-	3,325
Total minimum lease payments (income)	$79,345	$(469)	5,642

Less imputed interest			(2,570)
Present value of capital lease obligations			3,072
Less current portion			(125)
Long-term capital lease obligations			$2,947

Note 9 - Income Taxes

The components of income tax expense are as follows (in thousands):

	2011	2010	2009
Currently payable
Federal	$-	$42	$200
State	-	-	-
Total currently payable	$-	$42	$200

Deferred
Federal	$-	$-	$-
State	-	-	-
Total Deferred	$-	$-	$-

Total Expense	$-	$232	$200

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2011	2010	2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	3.1	1.3	1.3
Other permanent differences	(0.5)	(0.2)	12.9
Valuation allowance	(37.6)	(36.1)	(49.2)
Other	-	(2.3)	10.9
Effective tax rate	-%	(2.3)%	10.9%

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

The deferred tax assets are comprised of the following (in thousands):

	2011	2010
Deferred tax assets:
NOL carryforward	$21,048	$12,475
Pension and other postretirement benefits	18,242	13,632
Deferred compensation	2,627	2,773
Reserves and accruals	2,328	2,664
Inventory valuation method	4,138	2,575
Property and equipment	2,149	1,118
Other	(957)	(788)
Total deferred tax asset	49,575	34,449
Valuation allowance	(49,575)	(34,449)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. At January 28, 2012, the Company had a usable net operating loss carryforward of approximately $46.1 million for federal income tax purposes, which will be available to offset future taxable income until they expire between 2026 and 2031, and a usable $160.5 million net operating loss carryforward for state income tax purposes, which will be available to offset future taxable income until they expire between 2012 and 2031. Upon conversion from the LIFO method of accounting for tax purposes, the Company is obligated to recognize the accumulated LIFO inventory reserve of approximately $36.4 million into taxable income equally over a four year period beginning in fiscal 2008, the remaining $9.1 million will be recognized into taxable income in 2011 and is not reflected in the net operating loss carryforward amount noted above. The Company recognizes its pension and other postretirements benefit liabilities as a deferred tax asset but since the realization of such tax benefit is contingent upon the future payment of such amounts, a full valuation allowance is established for these deferred tax assets.

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

The Company classifies interest and penalties related to uncertain tax positions as a component of tax expense. At January 28, 2012, the Company had no unrecognized tax differences which should have impacted the effective tax rate in fiscal 2011. No interest and penalties were included in the balance sheet or statement of operations as of or for the year ended January 28, 2012. As of January 28, 2012, the Company files tax returns with the Federal government and approximately 37 different states. There currently are no tax audits in process. The Company believes that as part of its emergence from Chapter 11 it is substantially protected against any tax claims made prior to the bankruptcy filing.

Note 10 - Other Liabilities

Other liabilities consisted of the following (in thousands):

	2011	2010
Long-term workers' compensation and deferred compensation	$3,851	$5,198
Long-term stepped rent accrual	1,936	1,855
Other	641	825
	$6,428	$7,878

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

At January 28, 2012 and January 29, 2011, the Company had a liability pertaining to the asset retirement obligation in other liabilities of $312,000 and $314,000, respectively.

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

Stock Repurchase Plan. In prior years, Hancock has repurchased approximately 13.4 million shares of its Common Stock. There are 243,487 shares available for repurchase as of January 28, 2012, under the most recent authorization.

Warrants. In August 2008, Hancock issued 23,750 warrants which entitle the holder to purchase Common Stock of the Company. The warrants were issued in conjunction with the $20.0 million of Notes (See Note 7) and are detachable from the related note. Each warrant entitles the holder to purchase 400 shares at an exercise price of $1.12 per share and has an expiration date of August 1, 2013. As of January 28, 2012, warrants entitling the purchase of an aggregate 9,485,600 shares are outstanding.

Note 12 – Earnings per Share

A reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share follows (in thousands, except per share amounts):

	Years Ended
	January 28, 2012			January 29, 2011			January 30, 2010
	Net		Per Share	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount	Earnings	Shares	Amount
Basic EPS
Earnings (loss) available to common shareholders	$(11,298)	19,846	$(.57)	$(10,461)	19,684	$(.53)	$1,788	19,349	$.09

Effect of Dilutive Securities
Stock options								64
Restricted stock								126
Warrants								1,386

Diluted EPS
Earnings (loss) available to common shareholders plus conversions	$(11,298)	19,846	$(.57)	$(10,461)	19,684	$(.53)	$1,788	20,925	$.09

Certain options to purchase shares of Hancock’s common stock totaling 990,000, 494,000, and 1,156,000, shares were outstanding during the fiscal years 2011, 2010, and 2009, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average price of common shares. Additionally, securities totaling 10,070,000 and 10,846,000 equivalent shares were excluded in 2011 and 2010 as such shares were anti-dilutive.

Note 13 – Stock-Based Compensation

The Company’s stock-based compensation consists of compensation for stock options and restricted stock. Total cost for stock-based compensation included in net loss was $341,000 for 2011, $0.5 million for 2010 and $1.0 million for 2009.

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

On April 16, 2009, the Stock Plan Committee of the Company’s Board of Directors amended the 2001 Plan, as amended and restated, to provide for the issuance of stock options under the terms of the Long Term Incentive Plan. In general, the Long Term Incentive Plan provides for the granting of stock options with vesting over three years conditional on achieving annual performance goals as determined by the Board of Directors. If the goals are not achieved, the shares available for vesting that year are forfeited. As of January 28, 2012, a total of 3,152,789 shares remain available for grant under the 2001 Plan, as amended and restated.

A summary of stock option activity in the plan for the years ended 2011, 2010, and 2009 follows:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,377,682	$3.19	1,545,804	$3.17	1,260,075	$4.21

Granted	147,497	$1.06	168,593	$1.75	717,329	$.92

Forfeited / canceled	(583,814)	$2.79	(293,204)	$2.99	(339,726)	$2.65

Exercised	(7,999)	$.65	(43,511)	$.84	(91,874)	$1.58

Shares outstanding, vested, and expected to vest at end of year	850,139	$3.69

Outstanding at end of year	933,366	$3.48	1,377,682	$3.19	1,545,804	$3.17

Exercisable at end of year	661,199	$4.34	677,586	$5.13	474,221	$7.69

The total intrinsic value of shares exercised during the years 2011 and 2010 was $2,000 and $23,000, respectively. Cash proceeds from stock options exercised were $5,000 during the year 2011. The tax benefit related to stock option exercises will not be recognized until the net operating loss carryforward has been utilized.

For shares outstanding, vested, and expected to vest the intrinsic value is $28,000 and the weighted average remaining contractual life is 3.43 years at January 28, 2012.

The weighted average grant-date fair value of options granted during 2011, 2010, and 2009 was $0.72, $1.75, and $0.92, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2011, 2010, and 2009 respectively: dividend yields of 0%, 0%, and 0%; average expected volatility of 99%, 102%, and 95%; risk-free interest rates of 1.05%, 1.5%, and 1.93% and an average expected life of 4.19 years, 3.98 years, and 4.50 years, respectively.

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

A summary of the outstanding and exercisable options as of January 28, 2012, follows:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number	Average	Average	Number	Average	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Remaining	Exercise
Exercise Prices	at 1/28/12	Life (Years)	Price	at 1/28/12	Life (Years)	Price
$0.40 to $0.65	81,325	4.17	$0.60	77,159		$0.61
$0.88 to $1.45	255,441	5.87	$1.14	77,418		$1.15
$1.58 to $2.43	429,000	3.66	$1.60	353,273		$1.59
$3.30 to $12.20	78,000	3.14	$9.31	63,749		$10.50
$15.84 to $18.09	89,600	0.85	$16.93	89,600		$16.93
$0.40 to $18.09	933,366	3.95		661,199	4.34

Intrinsic value	$28,453			$25,903

Restricted Stock. The 2001 Plan, as amended and restated, authorized the granting of up to 6,300,000 shares of restricted stock or stock options. During 2011, 2010, and 2009, restricted shares totaling 475,000, 167,000, and 161,000, respectively, were issued to directors, officers and key employees under the Plan. Compensation expense related to restricted shares issued is recognized over the period for which restrictions apply.

A summary of the status of the Company’s non-vested restricted shares as of January 28, 2012, and changes during 2011, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested shares at January 29, 2011	291,800	$1.52
Granted	474,857	$1.03
Vested	(129,700)	$1.60
Forfeited	(34,600)	$1.15
Nonvested shares at January 28, 2012	602,357	$1.14

As of January 28, 2012, there was $591,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the years ended January 2011, 2010, and 2009 was $200,000, $400,000, and $1.1 million, respectively.

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

Retirement Plans. Hancock maintained a noncontributory qualified defined benefit retirement plan and an unfunded nonqualified Supplemental Retirement Benefit Plan (“SERP”) that afforded certain benefits that could not be provided by the qualified plan through December 31, 2008; at which time the plans were frozen and do not accrue additional benefits for service. Together, these plans provided eligible full-time employees with pension and disability benefits based primarily on years of service and employee compensation. The service cost amounts shown in the table below reflect administrative expenses to be paid out of the pension trust.

Changes in projected benefit obligation and fair value of plan assets (in thousands)

	Retirement Plan		SERP
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$84,018	$79,993	$1,000	$988
Service cost	505	428	-	-
Interest cost	4,505	4,563	51	52
Benefits paid	(4,725)	(4,857)	(74)	(76)
Plan expenses paid	(632)	(506)	-	-
Actuarial loss	8,370	4,397	74	36
Benefit obligation at end of year	$92,041	$84,018	$1,051	$1,000

Change in plan assets
Fair value of plan assets at beginning of year	$54,438	$53,889
Actual return on plan assets	2,555	5,912
Employer Contributions	5,699	-
Plan expenses paid	(632)	(506)
Benefits paid	(4,725)	(4,857)
Fair value of plan assets at end of year	$57,335	$54,438

Funded Status

The funded status and the amounts recognized in Hancock’s consolidated balance sheet for the retirement plans based on an actuarial valuation were as follows (in thousands):

	Retirement Plan		SERP
	2011	2010	2011	2010

Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$-	$-	$74	$74
Non-current liabilities	34,707	29,580	976	926
Net Liability at end of year	$34,707	$29,580	$1,050	$1,000

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$39,313	$30,420	$234	$167

The actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the following fiscal year is $1,330,000 for the Retirement Plan and $10,000 for the SERP and the estimated prior service cost/(credit) for both plans will be zero.

Components of net periodic benefit cost (in thousands)

	Retirement Plan			SERP
	2011	2010	2009	2011	2010	2009

Service cost	$506	$428	$651	$-	$-	$-
Interest cost	4,505	4,563	4,854	51	53	61
Expected return on plan assets	(4,039)	(3,831)	(3,199)	-	-	-
Actuarial loss	961	976	887	7	6	-
Net periodic benefit cost	$1,933	$2,136	$3,193	$58	$59	$61

Other changes in plan assets and benefit obligation recognized in other comprehensive loss (in thousands)

	Retirement Plan		SERP
	2011	2010	2011	2010

Net actuarial loss	$9,854	$2,316	$74	$36
Reversal of amortization - net actuarial gain	(961)	(976)	(8)	(6)
Total recognized in other comprehensive loss	$8,893	$1,340	$66	$30

Accumulated benefit obligation

The accumulated benefit obligation for the retirement plan was $92.0 million and $84.0 million at the measurement dates of January 28, 2012, and January 29, 2011, respectively. The accumulated benefit obligation for the SERP was $1.1 million and $1.0 million at the measurement dates of January 28, 2012 and January 29, 2011, respectively.

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	Retirement Plan		SERP
	2011	2010	2011	2010

Discount rate	4.74%	5.52%	4.53%	5.22%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

Weighted-average actuarial assumptions used in the valuations to determine net periodic benefit cost were as follows:

	Retirement Plan			SERP
	2011	2010	2009	2011	2010	2009

Discount rate	5.52%	5.80%	7.55%	5.22%	5.55%	7.46%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on assets	7.50%	7.50%	7.50%	N/A	N/A	N/A

The discount rate is the rate used to determine the present value of the Company’s future benefit obligation for its Retirement Plan and SERP. The discount rate selected for each plan was developed using the expected cash flows and the Aon Hewitt AA Above Median Curve at the plan’s measurement date.

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

Fair values of plan assets are determined based on valuation techniques categorized as follows: Level 1 uses inputs from quoted prices in active markets for identical assets or liabilities; Level 2 uses inputs of quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3 uses inputs that are unobservable. The fair value of the retirement plan assets assigned to each class of asset category as defined by FASB ASC 715 and target allocations for both years presented is as follows:

(in thousands)	Plan Assets
	January 28, 2012
	Level 1	Level 2	Total	Target Allocation
Equity securities	$25,453	$8,614	$34,067	60%
Fixed Income
Mutual funds	21,686	-	21,685
Cash and Equivalents	1,583	-	1,583
	23,269	-	23,268	40%

Total	$48,722	$8,614	$57,335	100%

	Plan Assets
	January 29, 2011
	Level 1	Level 2	Total	Target Allocation
Equity securities	29,972	3,155	33,127	65%
Fixed Income
Mutual funds	17,915	-	17,915
Cash and Equivalents	3,396	-	3,396
	21,311	-	21,311	35%

Total	$51,283	$3,155	$54,438	100%

Contributions

Hancock made contributions of $5.7 million during 2011 and expects to make contributions of $6.3 million to the retirement plan during 2012. This estimate is based on many assumptions including asset values, actual rates of return on plan assets, assumed discount rates, projected census data, and recently passed legislation regarding funding requirements.  Accordingly, actual contribution amounts could vary greatly from the estimated amounts.

Contributions to the SERP are made as benefits are paid.

Estimated Future Benefit Payments (in thousands)

	Retirement
	Plan	SERP
2012	$5,170	$74
2013	5,290	74
2014	5,394	74
2015	5,517	74
2016	6,561	74
Years 2017 through 2021	29,472	370

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

Changes in Accumulated Postretirement Benefit Obligation (in thousands)

	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$2,490	$2,312
Service cost	64	75
Interest cost	126	132
Benefits paid	(444)	(287)
Actuarial (gain)/loss	54	7
Plan participant contributions	288	251
Total	$2,578	$2,490

Funded Status

The funded status and the amounts recognized in Hancock’s consolidated balance sheets for other postretirement benefits based on an actuarial valuation were as follows (in thousands):

	2011	2010
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$149	$153
Non-current liabilities	2,429	2,337
Net liability at end of year	$2,578	$2,490

Amounts recognized in Accumulated other comprehensive income
Prior service credit	$(4,617)	$(5,340)
Net actuarial (gain)/loss	(2,118)	(2,443)
Total	$(6,735)	$(7,783)

Components of net periodic benefit cost (in thousands)

	2011	2010	2009

Service costs	$64	$75	$49
Interest costs	126	132	140
Amortization of prior service credits	(724)	(795)	(801)
Amortization of net actuarial gain	(270)	(254)	(317)
Net periodic postretirement costs gain	$(804)	$(842)	$929)

The estimated prior service credit and actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the following fiscal year are $724,000 and $224,000, respectively.

Other changes in the benefit obligation recognized in other comprehensive loss (in thousands)

	2011	2010

Net actuarial (gain)/loss	$54	$7
Reversal of amortization - net actuarial loss	270	254
Reversal of amortization - prior service cost	725	795
Total recognized in other comprehensive loss	$1,049	$1,056

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	2011	2010

Discount rate	4.81%	5.61%
Rate of increase in compensation levels	2.50%	2.50%

Weighted-average actuarial assumptions used in the valuations to determine net periodic benefit cost were as follows:

	2011	2010	2009

Discount rate	5.61%	5.84%	7.52%
Expected return on plan assets	N/A	N/A	N/A
Rate of increase in compensation levels	2.50%	2.50%	2.50%

The discount rate is the rate used to determine the present value of the Company’s future benefit obligation for its postretirement benefit plan. The discount rate selected for each plan was developed using the expected cash flows and the Aon Hewitt AA Above Median Curve at the plan’s measurement date.

Assumed Health Care Cost Trend Rates

	2011		2010
	Employees	Employees	Employees	Employees
	under age 65	age 65 or older	under age 65	age 65 or older
Health care cost trend rate assumed for next year	8.00%	N/A	8.50%	N/A
Rate that the cost trend rate gradually declines to	5.00%	N/A	5.00%	N/A
Year that the rate reaches the rate at which it is assumed to remain	2018	N/A	2018	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage	One-Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest costs	$10	$(9)
Effect on postretirement benefit obligation	94	(84)

Contributions

Hancock currently contributes to the plan as medical and dental benefits are paid. The Company expects to continue to do so in 2012 for all eligible present or future retirees electing to pay the estimated cost of medical/dental/life insurance coverage provided by the Company. Claims paid in 2011, 2010, and 2009, net of employee contributions, totaled $156,000, $37,000, and $89,000, respectively. Such claims include, in the case of postretirement life benefits, net premiums paid to a life insurance company and, in the case of medical and dental benefits, actual claims paid by the Company on a self-insured basis.

Estimated Future Benefit Payments (in thousands)

Net
Payments
2012	$149
2013	166
2014	164
2015	160
2016	167
Years 2017 through 2020	904

Note 15 - Commitments and Contingencies

The Company has no standby repurchase obligations or guarantees of other entities’ debt.

The Company is party to several legal proceedings and claims arising in the ordinary course of business. We expect these matters will be resolved without material adverse effect on our consolidated financial position, results of operations or cash flows. We believe that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable.

Note 16 – Related Party Transactions

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

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the fiscal years 2011, 2010, or 2009.

Note 17 – Subsequent Event

Subsequent to fiscal year end, the Company concluded binding arbitration which was the dispute resolution mechanism within a consulting agreement. As part of this proceeding, the Company incurred and recorded substantial professional fees which are reflected in the operating results for 2011.

Management is not aware of any additional subsequent events which should be reported, through the date of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hancock Fabrics, Inc.

We have audited the accompanying consolidated balance sheets of Hancock Fabrics, Inc. (a Delaware Corporation) (the “Company”) as of January 28, 2012 and January 29, 2011, and the related statements of operations, shareholders’ equity, and cash flows for the years ended January 28, 2012, January 29, 2011, and January 30, 2010. Our audits also included the financial statement schedule listed in Item 15(a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hancock Fabrics, Inc. as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for the years ended January 28, 2012, January 29, 2011, and January 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

April 20, 2012

QUARTERLY FINANCIAL DATA (unaudited)

Years ended January 28, 2012 and January 29, 2011

(in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2011	2011	2011	2011
Sales	$61,977	$57,789	$70,790	$81,437

Gross profit	27,372	25,371	30,806	29,176

Selling, general and administrative expense	27,340	27,084	28,517	32,106 (a)
Depreciation and amortization	1,037	1,029	1,046	1,028

Interest expense	1,147	1,184	1,283	1,222

Net earnings (loss)	$(2,152)	$(3,926)	$(40)	$(5,180)

Basic (loss) per share (1)	$(0.11)	$(0.20)	$(0.00)	$(0.26)

Dilutive (loss) per share (1)	$(0.11)	$(0.20)	$(0.00)	$(0.26)

(a)	Includes one-time non-comparable charge of $401 for severance related costs, $300 for relocation costs, $1,614 for contract arbitration costs, and $1,666 for asset impairment.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010
Sales	$63,103	$60,455	$73,454	$78,453

Gross profit	27,733	28,859	32,218	25,835 (b)

Selling, general and administrative expense	26,644	27,172	28,254	33,028 (c)
Depreciation and amortization	1,072	1,097	1,144	1,182

Reorganization expense, net	196	158	131	-
Interest expense	1,144	1,196	1,329	1,156

Income tax expense	-	-	-	232

Earnings (loss) from continuing operations, net of tax	(1,323)	(764)	1,360	(9,763)

Earnings from discontinued operations, net of tax	22	7	-	-
Net (loss) earnings	$(1,301)	$(757)	$1,360	$(9,763)

Basic (loss) earnings per share (1)	$(0.07)	$(0.04)	$0.07	$(0.49)

Dilutive (loss) earnings per share (1)	$(0.07)	$(0.04)	$0.07	$(0.49)

(b)	Includes one-time non-comparable charge of $6,674 for inventory obsolescence.
(c)	Includes one-time non-comparable charges of $1,272 for severance related costs and $1,523 for asset impairment.
(1)	Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of the end of the period covered by this report (January 28, 2012), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2012.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 28, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hancock’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 28, 2012.

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

3.1 a	Amended and Restated Certificate of Incorporation

3.2 a		Amended and Restated By-Laws
4.1 m	ª	Amendment to Amended and Restated Rights Agreement dated November 13, 2009
4.2 b	ª	Amendment No. 2, dated March 20, 2006, to the Amended and Restated RightsAgreement
4.3 b	ª	Amended and Restated Rights Agreement with Continental Stock Transfer & Trust Company as amended through March 20, 2006
4.4 c		Specimen representing the Common Stock, par value $0.01 per share, of Hancock Fabrics, Inc..
4.5 c		Indenture between Hancock Fabrics, Inc. and Deutsche Bank National Trust Company
4.6 c		Master Warrant Agreement between Hancock Fabrics, Inc. and Continental Stock Transfer & Trust Company
4.7 c		Specimen representing the Floating Rate Secured notes of Hancock Fabrics, Inc.
4.8 c		Specimen representing the Warrants of Hancock Fabrics, Inc.
4.9 c		Form of Subscription Certificate for Rights
10.2 l		Form of Indemnification Agreements (Directors and Executive Officers)
10.3 d	ª	Form of Agreement (deferred compensation) with William A. Sheffield, Jr., dated June 13, 1996
10.5 e	ª	Supplemental Retirement Plan, as amended

10.8 g	ª	Amended and Restated 2001 Stock Incentive Plan
10.9 n	ª	Amended and Restated 2001 Stock Incentive Plan, dated June 8, 2010
10.10 l	ª	Employment Agreement with Jane F. Aggers, effective as of August 1, 2008
10.11 *	ª	Employment Agreement with Steven R. Morgan, effective as of October 17, 2011
10.13 p	+	Loan and Security Agreement, dated August 1, 2008, by and among Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Inc., Hancock Fabrics, LLC, as Borrowers; HF Enterprises, Inc. and HF Resources, Inc. as Guarantors; General Electric Capital Corporation, as Agent, Issuing Bank and Syndication Agent; and GE Capital Markets, Inc., as Sole Lead Arranger, Manager and Bookrunner
10.14 l		Pledge and Security Agreement (Corporations), dated August 1, 2008 by Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc., to and in favor of General Electric Capital Corporation, in its capacity as agent
10.15 l		Pledge and Security Agreement (LLCs), dated August 1, 2008 by Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc., to and in favor of General Electric Capital Corporation, in its capacity as agent
10.16 l		Trademark Collateral Assignment and Security Agreement, dated August 1, 2008, by and among Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc. and General Electric Capital Corporation, in its capacity as agent
10.17 l		Guarantee, dated August 1, 2008, by Hancock Fabrics, Inc., HF Merchandising Inc., Hancock Fabrics of MI, Inc., hancockfabrics.com, Hancock Fabrics, LLC, HF Enterprises, Inc. and HF Resources, Inc. in favor of General Electric Capital Corporation, in its capacity as agent
10.18 l	+	Deposit Account Control Agreement, dated August 1, 2008, by and among BancorpSouth Bank, Hancock Fabrics, Inc. and General Electric Capital Corporation, in its capacity as agent
10.19 l	+	Deposit Account Control Agreement (Elavon Account), dated August 1, 2008 by and among BancorpSouth Bank, Hancock Fabrics, Inc. and General Electric Capital Corporation, in its capacity as agent
10.25 k	ª	Form of Amendment to the Deferred Compensation Agreement for William A. Sheffield, Jr.
10.26 l	ª	Form of Amendment to the Deferred Compensation Agreement for William A. Sheffield, Jr.
10.27 c		Subscription Agent Agreement, dated June 17, 2008 between Hancock Fabrics, Inc. and Wunderlich Securities, Inc.
10.29p	ª	Form of Change in Control Agreement (SVP)
10.31 *	ª	Form of Restricted Stock Agreement
10.32 *	ª	Form of Nonqualified Stock Option Agreement
10.33 *	ª	Form of Nonqualified Stock Option Agreement (Performance Vesting)
10.34 p	ª	Second Amendment to the Hancock Fabrics, Inc. Supplemental Retirement Benefit Plan
10.35 p	ª	Amended and Restated 2001 Stock Incentive Plan, effective as of January 30, 2011
10.36p	ª	Short Term Incentive Plan, effective as of January 30, 2011
10.37 p	ª	Form of Third Amendment to the Deferred Compensation Agreement
10.38 p	ª	Form of Change in Control Agreement (Executive Vice Presidents)
10.39p	ª	Confidential Separation Agreement and General Release with Jane F. Aggers
10.40 o	ª	Employment Letter Agreement with Susan van Benten

18.1	l	Preferability Letter from Burr, Pilger & Mayer LLP – an Independent Registered Public Accounting Firm
21	*	Subsidiaries of the Registrant.
23.1	*	Consent of Burr Pilger Mayer, Inc. – an Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

* Filed herewith.
+ Information redacted pursuant to a confidential treatment request. Omitted portions have been filed separately with the SEC.

Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a	Form 8–K filed July 31, 2008

b	Form 8–K filed March 22, 2006

c	Form S-1/A filed June 19, 2008

d	Form 10–K filed April 23, 1997 (File No. 001-09482)

e	Form 10–K filed April 25, 1995 (File No. 001-09482)

f	Form 10–K filed April 27, 2000 (File No. 001-09482)

g	Form 10-Q filed September 15, 2008

h	Form 10-K filed April 15, 2005

i	Form S-8 filed April 15, 2005

j	Form 8-K filed December 9, 2005

k	Form 10–K filed April 17, 2008

l	Form 10–K filed April 10, 2009

m	Form 8–K filed November 17, 2009

n	Form 8–K filed June 9, 2010

o	Form 8–K filed September 21, 2010

p	Form 10–K filed April 26, 2011

ª	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK FABRICS, INC.

By	/s/ Steven R. Morgan
Steven R. Morgan
Director and President and
Chief Executive Officer
(Principal Executive Officer)
April 20, 2012

By	/s/ Robert W. Driskell
Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting
Officer)
April 20, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Steven R. Morgan	April 20, 2012
Steven R. Morgan
Director and President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert W. Driskell	April 20, 2012
Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Steven D. Scheiwe	April 20, 2012
Steven D. Scheiwe
Director

/s/ Sam P. Cortez	April 20, 2012
Sam P. Cortez
Director

/s/ Neil S. Subin	April 20, 2012
Neil S. Subin
Director

HANCOCK FABRICS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS 2011, 2010, AND 2009

(In thousands)

		Additions
		Charged	Charged
	Balance	to Costs	to		Balance
	Beginning of	and	Other		Ending of
	Year	Expenses	Accounts	Deductions	Year
For the year ended January 28, 2012
Allowance for doubtful accounts	$-	$-	$-	$-	$-
Reserve for sales returns	122	3	-	-	125
Reserves for store closings	89	-	(5)	(84)	-
Asset retirement obligations	314	1	(3)		312

For the year ended January 29, 2011
Allowance for doubtful accounts	$-	$-	$-	$-	$-
Reserve for sales returns	109	13	-	-	122
Reserves for store closings	346	-	-	(257)	89
Asset retirement obligations	314	1	-	(1)	314

For the year ended January 30, 2010
Allowance for doubtful accounts	$-	$-	$-	$-	$-
Reserve for sales returns	126	-	-	(17)	109
Reserves for store closings	1,219	-	2	(875)	346
Asset retirement obligations	313	1	-	-	314

