Form 10-Q
period 2012-04-28
HANCOCK FABRICS INC
filed 2012-06-08
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒     No ☐

As of May 25, 2012, there were 21,418,131, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	April 28,	April 30,	January 28,
(in thousands, except for share amounts)	2012	2011	2012(1)
Assets
Current assets:
Cash and cash equivalents	$2,502	$2,363	$2,648
Receivables, less allowance for doubtful accounts	4,262	3,203	3,993
Inventories, net	97,753	86,729	95,925
Prepaid expenses	3,301	2,416	3,069
Total current assets	107,818	94,711	105,635

Property and equipment, net	35,384	38,279	36,275
Goodwill	2,880	3,139	2,880
Other assets	1,468	1,850	1,597
Total assets	$147,550	$137,979	$146,387

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$21,303	$19,758	$19,350
Accrued liabilities	14,432	13,390	16,306
Other pre-petition obligations	-	725	-
Total current liabilities	35,735	33,873	35,656

Long-term debt obligations, net	54,139	28,847	49,373
Capital lease obligations	2,921	3,040	2,947
Postretirement benefits other than pensions	2,359	2,392	2,429
Pension and SERP liabilities	34,453	29,376	35,683
Other liabilities	6,257	7,699	6,428
Total liabilities	135,864	105,227	132,516
Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 34,825,211, 33,468,455, and 33,914,711 issued and 21,420,131, 20,068,543 and 20,511,123 outstanding, respectively	348	335	339
Additional paid-in capital	90,134	89,764	90,013
Retained earnings	102,526	114,082	104,936
Treasury stock, at cost, 13,405,080, 13,399,912, and 13,403,588 shares held, respectively	(153,738)	(153,733)	(153,737)
Accumulated other comprehensive loss	(27,584)	(17,696)	(27,680)
Total shareholders' equity	11,686	32,752	13,871
Total liabilities and shareholders' equity	$147,550	$137,979	$146,387

See accompanying notes to consolidated financial statements.

(1)	From audited balance sheet included in our annual report on Form 10-K for the fiscal year January 28, 2012.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 28,	April 30,
(in thousands, except per share amounts)	2012	2011

Net sales	$63,944	$61,977
Cost of goods sold	37,843	34,605

Gross profit	26,101	27,372

Selling, general and administrative expenses	26,351	27,340
Depreciation and amortization	937	1,037

Operating loss	(1,187)	(1,005)

Interest expense, net	1,223	1,147

Loss before income taxes	(2,410)	(2,152)
Income taxes	-	-

Net loss	$(2,410)	$(2,152)

Other comprehensive income (loss)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0	$96	$(24)
Comprehensive loss	$(2,314)	$(2,176)

Net loss per common share, basic and diluted	$(0.12)	$(0.11)

Weighted average shares outstanding, basic and diluted	19,913	19,781

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance January 29, 2012	33,914,711	$339	$90,013	$104,936	(13,403,588)	($153,737)	($27,680)	$13,871
Net loss				(2,410)				(2,410)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							96	96
Stock options exercised								-
Issuance of restricted stock	922,900	9	(9)					-
Cancellation of restricted stock	(12,400)	-						-
Purchase of treasury stock					(1,492)	(1)		(1)
Stock based compensation expense			130					130
Balance April 28, 2012	34,825,211	$348	$90,134	$102,526	(13,405,080)	($153,738)	($27,584)	$11,686

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Thirteen Weeks Ended
	April 28,	April 30,
(in thousands)	2012	2011

Cash flows from operating activities:
Net loss	$(2,410)	$(2,152)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities
Depreciation and amortization, including cost of goods sold	1,394	1,557
Amortization of deferred loan costs	62	62
Amortization of note discount	583	583
Stock-based compensation	130	94
Inventory valuation reserve	342	(860)
Other	135	78
Change in assets and liabilities:
Receivables and prepaid expenses	(501)	802
Inventories	(2,203)	1,901
Other assets	6	10
Accounts payable	1,953	1,916
Accrued liabilities	(1,860)	(1,550)
Postretirement benefits other than pensions	(317)	(192)
Pension and SERP liabilities	(887)	(907)
Other liabilities	(218)	(227)
Net cash (used in) provided by operating activities	(3,791)	1,115
Cash flows from investing activities:
Additions to property and equipment	(734)	(607)
Proceeds from the disposition of property and equipment	233	31
Net cash used for investing activities	(501)	(576)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	4,183	(520)
Other	(37)	(28)
Net cash provided by (used in) financing activities	4,146	(548)
Decrease in cash and cash equivalents	(146)	(9)
Cash and cash equivalents:
Beginning of period	2,648	2,372
End of period	$2,502	$2,363
Supplemental disclosures:
Cash paid during the period for:
Interest	$549	$486
Income taxes	-	35
Non-cash activities:
Noncash change in funded status of benefit plans	96	(24)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of April 28, 2012, Hancock operated 263 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to first quarter 2012 and first quarter 2011 are for the 13 week periods ended April 28, 2012 and April 30, 2011, respectively.

Basis of Presentation

We maintain our financial records on a 52-53 week fiscal year ending on the Saturday closest to January 31.

The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 28, 2012 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 20, 2012. The accompanying (a) consolidated balance sheet as of January 28, 2012, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of April 28, 2012, and April 30, 2011, and our consolidated results of operations and cash flows for the thirteen weeks ended April 28, 2012, and April 30, 2011.

The Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income,” (“ASC 220”) that eliminates the option to present components of other comprehensive income as part of the Statements of Changes in Shareholders’ Equity. This update requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, FASB issued an update to defer the effective date for those changes related to the presentation of reclassifications of items out of accumulated other comprehensive income. While FASB continues to redeliberate whether the reclassification adjustments should be presented on the face of the financial statements, reclassifications out of accumulated other comprehensive income should be reported in accordance with presentation requirements in effect prior to FASB’s update. These updates to ASC 220 became effective for the Company on January 29, 2012. Please refer to the Consolidated Statements of Operations and Comprehensive Loss which reflects the Company’s adoption of these updates.

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

There are no known unresolved prepetition obligations as of April 28, 2012 or January 28, 2012. As of April 30, 2011, there were $0.7 million of pre-petition obligations related to a professional fee claim.

NOTE 3 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen weeks ended April 28, 2012 and April 30, 2011 (in thousands):

	Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
Service costs	$158	$127	$19	$21
Interest cost	1,072	1,138	30	34
Expected return on assets	(1,064)	(1,012)	-	-
Amortization of prior service costs	-	-	(181)	(181)
Recognized net actuarial (gain) loss	335	254	(56)	(66)
Net periodic benefit cost	$501	$507	$(188)	$(192)

At April 28, 2012, the fair value of the assets held by the pension plan was $57.8 million reflecting a $3.4 million increase from January 28, 2012. A cash contribution to the pension plan of $1.4 million is included in that increase. Service costs consists of administrative expenses paid out of the pension trust.

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

As of April 28, 2012, there were outstanding warrants for 9,485,600 shares with an exercise price of $1.12, stock options for 922,300 shares with a weighted average exercise price of $3.36, and approximately 892,000 restricted stock units and restricted stock which would be included in the computation of common stock equivalents for diluted earnings per share, if the impact was not anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and per share amounts)	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
Basic and diluted loss per share:
Net loss	$(2,410)	$(2,152)

Weighted average number of common shares outstanding during period	19,912,882	19,781,280

Basic and diluted loss per share	$(0.12)	$(0.11)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 11.3 million and 11.1 million for the first quarter of 2012 and 2011.

NOTE 5 – LONG-TERM DEBT OBLIGATIONS

At April 28, 2012, the Company had outstanding borrowings of $35.5 million under its revolving credit facility (the “Revolver”) with General Electric Capital Corporation, which has a maturity date of August 1, 2013. Outstanding standby letters of credit were $4.9 million, outstanding documentary letters of credit were $1.4 million and availability was $28.4 million at April 28, 2012. The Revolver is collateralized by a fully perfected first priority security interest in all real and personal, tangible and intangible assets of the Company. The Company is not subject to any financial covenants pursuant to the Revolver. The Company is, however, precluded from incurring significant debt obligations.

At the Company’s option, any portion of the outstanding borrowings under the Revolver can bear interest at LIBOR - based rates plus an applicable margin, or a floating interest rate plus the applicable margins. At April 28, 2012, the Company had $32.0 million of its outstanding borrowings at a LIBOR-based interest rate of 1.86%

In addition to the Revolver, the Company has $21.6 million of Floating Rate Secured Notes (the “Notes”) outstanding at April 28, 2012. The Notes mature on August 1, 2013, are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Interest on the Notes is payable quarterly at a rate of LIBOR plus 4.5%. Approximately $0.6 million of interest expense has been recorded in both the first quarter of 2012 and 2011 related to the amortization of the discount recorded at the time of issuance of the Notes. As of April 28, 2012 the balance of the unamortized discount was $2.9 million.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which this report was issued and determined there were no subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended April 28, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen weeks ended April 28, 2012, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. Our fiscal year ends on the Saturday closest to January 31 and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2011” or “2011” refers to the fiscal year ended January 28, 2012). Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to first quarter 2012 and first quarter 2011 are for the 13 week periods ended April 28, 2012 and April 30, 2011, respectively.

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

The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed in our Annual Report on Form 10-K filed with the SEC on April 20, 2012 under Item 1A. Risk Factors. Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations. Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating as of April 28, 2012, 263 stores in 37 states and an internet store under the domain name hancockfabrics.com. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. None of the information on the website referenced above is incorporated by reference into our reports filed with, or furnished to, the Securities and Exchange Commission.

Overview

Financial Summary:

•	Net sales for the first quarter of fiscal 2012 were $63.9 million compared to $62.0 million for first quarter of fiscal 2011, and comparable store sales increased 3.5% in the first quarter of 2012 as compared to a 2.0% decrease in the first quarter of fiscal 2011.

•	Our online sales for the first quarter of fiscal 2012, which are included in the comparable sales number above, decreased 4% to $1.0 million.

•	Gross margin for the first quarter of fiscal 2012 was 40.8% compared with 44.2% for the first quarter of fiscal 2011.

•	Operating loss was $1.2 million in the first quarter of fiscal 2012 compared to an operating loss of $1.0 million in the first quarter of fiscal 2011.

•	Net loss was $2.4 million, or $0.12 per basic share, in the first quarter of fiscal 2012 compared to a net loss of $2.2 million, or $0.11 per share in the first quarter of fiscal 2011.

•	The amount of cash used in operating activities was $3.8 million during the first thirteen weeks of fiscal 2012 compared to $1.1 million of cash provided by operating activities for the first thirteen weeks of fiscal 2011.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011

Net sales (in thousands)	$63,944	$61,977

Gross margin percentage	40.8%	44.2%

Number of stores
Open at end of period(1)	263	264
Comparable stores at period end (2)	262	264

Sales growth
All retail outlets	3.2%	(1.8)%
Comparable retail outlets (3)	3.5%	(1.3)%

Total store square footage at period end (in thousands)	3,751	3,780

Net sales per total square footage	$17.05	$16.40

(1)	Open store count does not include the internet store.

(2)	A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. Comparable sales computation also includes net sales derived from e-commerce. In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable sales.

(3)	Comparable sales growth computation also includes net sales derived from e-commerce.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of sales. This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Thirteen Weeks Ended
(as percent of sales)	April 28,	April 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of goods sold	59.2	55.8
Gross profit	40.8	44.2
Selling, general and administrative expenses	41.2	44.1
Depreciation and amortization	1.5	1.7
Operating loss	(1.9)	(1.6)
Interest expense, net	1.9	1.9
Loss before income taxes	(3.8)	(3.5)
Income taxes	-	-
Net loss	(3.8)%	(3.5)%

Net Sales

	Thirteen Weeks Ended
(in thousands)	April 28,	April 30,
	2012	2011

Retail comparable store base	$62,716	$60,538
E-Commerce	985	1,026
Comparable sales	63,701	61,564
New stores	243	-
Closed stores	-	413

Total net sales	$63,944	$61,977

The retail comparable store base above consists of the stores which were included in the comparable sales computation for the current period. The first quarter 2012 comparable sales (excluding e-commerce) increase of 3.6% was the result of a 4.4% improvement in average ticket evidencing larger sales volumes for each individual transaction, slightly offset by a 0.9% decrease in transaction count. Sales benefited from the elimination of the merchandising issues which plagued most of fiscal 2011 as well as continued growth in our expanded product lines.

Sales provided by our e-commerce channel decreased 4.0% in the first quarter of fiscal 2012. Product assortment was expanded throughout the quarter and this trend reversed by quarter end.

One new store has opened and two stores, where we chose not to stay in the market, have closed since the first quarter of 2011. The sales from these locations are included in net sales. During the current quarter, the Company relocated two stores and ended the quarter with 263 stores.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011

Apparel Fabrics	40%	43%
Home Decorating	13%	13%
Quilting/Craft	33%	32%
Notions and Accessories	14%	12%
	100%	100%

Gross Margin

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the first quarter of fiscal 2012 and 2011 are as follows:

	Thirteen Weeks Ended
	April 28,	% of	April 30,	% of
(dollars in thousands)	2012	Sales	2011	Sales

Net sales	$63,944	100.0%	$61,977	100.0%

Merchandise cost	32,528	50.9%	29,018	46.8%
Freight	2,092	3.3%	2,113	3.4%
Sourcing and warehousing	3,223	5.0%	3,474	5.6%

Gross profit	$26,101	40.8%	$27,372	44.2%

We experienced an increase of 410 basis points in the direct cost of merchandise compared to the first quarter of 2011. This resulted from price increases in certain product lines and an increase in promotional activity to remain competitive in the marketplace.

Freight expense decreased by 10 basis points in the first quarter 2012 compared to the first quarter 2011. This decrease was the result of a shift in the freight capitalized into inventory, which is affected by inventory turns.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period and the rate at which inventory is shipped out, or inventory turns. The cost difference for the first quarter of 2012 compared to the same period in 2011 is primarily due to the change in inventory turns during those periods, which influence the amount of sourcing and warehousing costs capitalized in inventory.

In total, gross margin declined by 340 basis points in the first quarter 2012 from first quarter 2011 levels.

Selling, General and Administrative Expenses

Selling, general & administrative expenses include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of selling, general and administrative expenses (SG&A) include:

	Thirteen Weeks Ended
	April 28,	% of	April 30,	% of
(dollars in thousands)	2012	Sales	2011	Sales

Retail store labor costs	$9,612	15.0%	$10,038	16.2%
Advertising	2,123	3.3%	1,885	3.0%
Store occupancy	7,496	11.7%	7,631	12.3%
Retail SG&A	4,720	7.4%	5,132	8.3%
Corp SG&A	2,400	3.8%	2,654	4.3%

Total SG&A	$26,351	41.2%	$27,340	44.1%

Retail Store Labor Costs – The Company store labor costs decreased during the first thirteen weeks of 2012 as compared to the same period in 2011. This reduction resulted from a decline in benefit costs for medical claims.

Advertising – The variance in advertising expense for the first quarter of 2012 compared to the same period in 2011 is primarily due to an incremental advertising event conducted in the first quarter of 2012 to drive sales.

Store Occupancy – The Company’s store occupancy expense decreased due to a reduction in maintenance and repair expense, which normalized after last year’s push to improve store standards.

Retail SG&A – First quarter 2012 expenses compared to first quarter 2011 decreased primarily due to reductions in housekeeping related cost, lower credit card processing fees and a reduction in insurance cost related to claims.

Corporate SG&A – The first quarter 2012 corporate SG&A decreased primarily due to a gain from the settlement of an insurance claim.

Interest Expense, Net

	Thirteen Weeks Ended
(dollars in thousands)	April 28,	% of	April 30,	% of
	2012	Sales	2011	Sales
Interest expense, net	$1,223	1.9%	$1,147	1.9%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases. Our current credit facilities consist of both an asset-based facility and a subordinated-debt facility. Interest expense for the first quarter 2012 and first quarter 2011 include $0.6 million of non-cash expense for note discount amortization. Excluding these non-cash items, interest expense for the first quarter of 2012 and 2011 was $0.6 million or 1.0% and 0.9% of sales, respectively.

Income Taxes

The Company did not recognize any income tax benefit during the first quarter of fiscal 2012 or 2011 given the uncertainty in realizing the future benefit. As of April 28, 2012, January 28, 2012, and April 30, 2011 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

We anticipate that we will be able to satisfy our working capital requirements, planned capital expenditures, required cash contributions to retirement plans, and debt service requirements through the next twelve months with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility and other sources of financing. We expect to generate adequate cash flow from operating activities to sustain current levels of operations.

Hancock’s cash flow related information as of the first thirteen weeks of fiscal 2012 and 2011 follows:

	Thirteen Weeks Ended
(in thousands)	April 28,	April 30,
	2012	2011

Net cash flows provided by (used in):
Operating activites	$(3,791)	$1,115
Investing activities	(501)	(576)
Financing activites	4,146	(548)

Operating Activities

Net cash from operating activities decreased by $4.9 million, with net cash used in operating activities of $3.8 million during the first thirteen weeks of 2012 compared to net cash provided by operating activities of $1.1 million during the first thirteen weeks of 2011. An increase in insurance related accounts receivable and a buildup of inventory offset the improvement in income as adjusted for non-cash items.

Investing Activities

Cash used for investing activities consists primarily of purchases of property and equipment. Capital expenditures during the first thirteen weeks of 2012 consisted primarily of store fixtures related to two relocations reduced by the proceeds from a sale of surplus property. Capital expenditures in the prior year consisted of store fixtures for one store relocation and maintenance capital expenditures.

Financing Activities

Cash used in operations and capital expenditures added $4.2 million to the Revolver balance during the first thirteen weeks of 2012.

Credit Facilities

The following should be read in conjunction with Note 5 to the Consolidated Financial Statements included in this report and Note 7 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2012.

As of April 28, 2012, the Company had outstanding borrowings under the Revolver of $35.5 million and outstanding letters of credit of $6.4 million. Additional amounts available to borrow at that time were $28.4 million.

As of April 28, 2012, the Company had an outstanding balance of $21.6 million on the Notes. The unamortized discount on Notes Payable related to warrants issued was $2.9 million.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit. At April 28, 2012, Hancock had commitments of $1.4 million on documentary letters of credit under the facility, which support purchase orders for merchandise. Hancock also has $4.9 million on standby letters of credit to guarantee payment of potential insurance claims. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

The Company has no standby repurchase obligations or guarantees of other entities' debt.

For further information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” as presented in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our accounting policies and estimates as discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Related Party Transactions

See Note 16 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on April 20, 2012, for details regarding the related party transactions that the Company has entered into.

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the thirteen week periods ended April 28, 2012 and April 30, 2011.

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

Hancock did not hold derivative financial or commodity instruments at April 28, 2012.

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

As of April 28, 2012, the Company had borrowings outstanding of approximately $35.5 million under the Revolver. If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $355,000, assuming borrowings under the Revolver of $35.5 million as existed at April 28, 2012.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008. Interest on the Notes is payable quarterly at LIBOR plus 4.50%. For the first four quarters after the Notes were issued, in lieu of interest payments, additional notes were issued at a rate equal to LIBOR plus 5.50%, which resulted in the capitalization of $1.6 million into the balance.

The Company will pay the subsequent interest payments on the Notes in cash, the next payment date being July 1, 2012. If interest rates increased 100 basis points, the Company’s annual interest expense would increase $216,000, based on balance of the Notes of $21.6 million at April 28, 2012.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the thirteen week period ended April 28, 2012. As of April 28, 2012, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of April 28, 2012, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 28, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

“Item 3. Legal Proceedings” of our Form 10-K for the fiscal year ended January 28, 2012 includes a discussion of other legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K.

ITEM 1A. RISK FACTORS

The risk factors listed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the Company’s business, financial condition or results of operations. There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our stock repurchases for the quarter ended April 28, 2012:

	(a)	(b)	(c)	(d)

	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 29, 2012 through	66	$0.93	66	243,421
February 25, 2012

February 26, 2012 through	–	–	–	243,421
March 31, 2012

April 1, 202 through	1,426	0.82	–	243,421
April 28, 2012

(1) In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock from time to time when warranted by market conditions.  There is no expiration to this authorization to repurchase.  There have been 1,756,579 shares purchased under this authorization through April 28, 2012, and the number of shares that may yet be purchased under this authorization is 243,421.

(2) The number of shares purchased during the quarter ended April 28, 2012 includes 1,426 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

The Company did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101 INS *	XBRLInstance Document

101 SCH *	XBRLTaxonomy Extension Schema Document

101 CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB *	XBRL Taxonomy Extension Label Linkbase Document

101 PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANCOCK FABRICS, INC.
(Registrant)

By:	/s/ Robert W. Driskell
Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: June 8, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101 INS *	XBRLInstance Document

101 SCH *	XBRLTaxonomy Extension Schema Document

101 CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB *	XBRL Taxonomy Extension Label Linkbase Document

101 PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

