Form 10-Q
period 2012-07-28
HANCOCK FABRICS INC
filed 2012-09-07
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes [X]     No [  ]

As of August 25, 2012, there were 21,481,488 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
(in thousands, except for share amounts)	July 28, 2012	July 30, 2011	January 28, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$2,415	$2,873	$2,648
Receivables, less allowance for doubtful accounts	3,742	3,239	3,993
Inventories, net	106,106	98,087	95,925
Prepaid expenses	3,295	2,784	3,069
Total current assets	115,558	106,983	105,635

Property and equipment, net	34,751	39,355	36,275
Goodwill	2,880	3,139	2,880
Other assets	1,456	1,973	1,597
Total assets	$154,645	$151,450	$146,387

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$20,993	$23,205	$19,350
Accrued liabilities	15,068	14,068	16,306
Pre-petition obligations	-	725	-
Total current liabilities	36,061	37,998	35,656

Long-term debt obligations, net	65,357	43,233	49,373
Capital lease obligations	2,866	3,007	2,947
Postretirement benefits other than pensions	2,373	2,458	2,429
Pension and SERP liabilities	33,222	28,566	35,683
Other liabilities	6,048	7,304	6,428
Total liabilities	145,927	122,566	132,516

Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 34,827,211, 33,491,788 and 33,914,711 issued and 21,421,631, 20,089,380 and 20,511,123 outstanding, respectively	348	335	339
Additional paid-in capital	90,377	89,850	90,013
Retained earnings	99,219	110,156	104,936
Treasury stock, at cost, 13,405,580, 13,402,408 and 13,403,588 shares held, respectively	(153,739)	(153,736)	(153,737)
Accumulated other comprehensive loss	(27,487)	(17,721)	(27,680)
Total shareholders' equity	8,718	28,884	13,871
Total liabilities and shareholders' equity	$154,645	$151,450	$146,387

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 28, 2012.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Sales	$60,455	$57,789	$124,399	$119,766
Cost of goods sold	34,530	32,418	72,373	67,023

Gross profit	25,925	25,371	52,026	52,743

Selling, general and administrative expense	27,010	27,084	53,361	54,424
Depreciation and amortization	936	1,029	1,873	2,066

Operating loss	(2,021)	(2,742)	(3,208)	(3,747)

Interest expense, net	1,286	1,184	2,509	2,331

Loss before income taxes	(3,307)	(3,926)	(5,717)	(6,078)
Income taxes	-	-	-	-

Net loss	$(3,307)	$(3,926)	$(5,717)	$(6,078)

Other comprehensive income (loss)
Minimum pension, SERP and OPEB liabilities, net of taxes	97	(25)	193	(49)
Comprehensive loss	$(3,210)	$(3,951)	$(5,524)	$(6,127)

Net loss per share, basic and diluted	$(0.17)	$(0.20)	$(0.29)	$(0.31)

Weighted average shares outstanding:
Basic and diluted	19,925	19,804	19,919	19,792

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
Balance January 28, 2012	33,914,711	$339	$90,013	$104,936	(13,403,588)	$(153,737)	$(27,680)	$13,871
Net loss				(5,717)				(5,717)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							193	193
Issuance of restricted stock	928,900	9	(9)					-
Cancellation of restricted stock	(16,400)							-
Stock compensation expense			373					373
Purchase of treasury stock					(1,992)	(2)		(2)
Balance July 28, 2012	34,827,211	$348	$90,377	$99,219	(13,405,580)	$(153,739)	$(27,487)	$8,718

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
	Twenty-six Weeks Ended
(in thousands)	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net loss	$(5,717)	$(6,078)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	2,692	2,948
Amortization of deferred loan costs	123	123
Amortization of discount on notes	1,165	1,165
Stock compensation expense	373	178
Inventory valuation reserve	(658)	(3,578)
Other	189	150
Change in assets and liabilities
Receivables and prepaid expenses	25	283
Inventory	(9,546)	(6,625)
Other assets	(111)	(234)
Accounts payable	1,643	5,363
Accrued liabilities	(1,257)	(851)
Postretirement benefits other than pensions	(521)	(373)
Long-term pension and SERP liabilities	(1,803)	(1,495)
Other liabilities	(395)	(604)
Net cash used in operating activities	(13,798)	(9,628)
Cash flows from investing activities:
Additions to property and equipment	(1,429)	(3,420)
Proceeds from the disposition of property and equipment	241	323
Net cash used in investing activities	(1,188)	(3,097)
Cash flows from financing activities:
Net borrowings on revolving credit facility	14,819	13,284
Other	(66)	(58)
Net cash provided by financing activities	14,753	13,226
Increase in cash and cash equivalents	(233)	501
Cash and cash equivalents:
Beginning of period	2,648	2,372
End of period	$2,415	$2,873
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,338	$938
Income taxes	-	35
Non-cash activities:
Noncash change in funded status of benefit plans	193	(49)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of July 28, 2012, Hancock operated 263 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to second quarter 2012 and second quarter 2011 are for the 13 week periods ended July 28, 2012 and July 30, 2011, respectively. References to twenty-six weeks 2012, first half 2012 or 2012, and twenty-six weeks 2011, first half 2011 or 2011 are for the 26 week periods ended July 28, 2012 and July 30, 2011, respectively.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of July 28, 2012, and July 30, 2011, and our consolidated results of operations and cash flows for the twenty-six weeks ended July 28, 2012 and July 30, 2011.

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

NOTE 2 – PROCEEDINGS UNDER CHAPTER 11 AND RELATED FINANCINGS

On March 21, 2007, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On August 1, 2008 (the “Effective Date”), the Company’s Plan of Reorganization (the “Plan”) became effective and the Company emerged from bankruptcy protection. On August 17, 2010 the Final Decree was approved by the United States Bankruptcy Court closing the bankruptcy case of the Company. On October 17, 2011 the bankruptcy case of the Company was reopened, in order to settle the one remaining prepetition claim, and closed on November 14, 2011.

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

There are no known unresolved prepetition obligations as of July 28, 2012 or January 28, 2012.  As of July 30, 2011, there were $0.7 million of pre-petition obligations related to a professional fee claim.

NOTE 3 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The determination of the obligation and expense for Hancock’s defined benefit pension retirement plan and postretirement health care benefit plan is dependent on the Company’s selection of assumptions used by actuaries in calculating those amounts.  Those assumptions are described in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012 and include the discount rate, the expected long-term rate of return on plan assets, and the rates of increase in compensation and health care costs, in addition to other disclosures. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other postretirement obligations and future expense.

The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011 (in thousands):

	Retirement Plan		Postretirement Benefit Plan		Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Service costs	$155	$127	$18	$21	$310	$253	$37	$43
Interest cost	1,052	1,138	29	34	2,104	2,277	59	68
Expected return on assets	(1,044)	(1,012)	-	-	(2,088)	(2,025)	-	-
Amortization of prior service costs	-	-	(178)	(181)	-	-	(355)	(362)
Recognized net actuarial (gain) loss	329	254	(55)	(66)	657	507	(110)	(132)
Net periodic benefit cost (gain)	$492	$507	$(186)	$(192)	$983	$1,012	$(369)	$(383)

At July 28, 2012, the fair value of the assets held by the pension plan was $58.8 million reflecting a $1.4 million increase from January 28, 2012.  The plan assets at July 28, 2012 include a cash contribution of $2.8 million made during 2012.  Service costs consist of administrative expenses paid out of the pension trust.

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

As of July 28, 2012, there were outstanding warrants for 9,485,600 shares with an exercise price of $1.12, stock options for 2,004,448 shares with a weighted average exercise price of $1.62 and approximately 2,245,000 restricted stock units and restricted shares which would be included in the computation of common stock equivalents for diluted earnings per share, if the impact was not anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and per share amounts)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Basic and diluted loss per share:
Net loss	$(3,307)	$(3,926)	$(5,717)	$(6,078)

Weighted average number of common shares outstanding during period	19,925,222	19,803,648	19,919,052	19,792,464

Basic and diluted loss per share	$(0.17)	$(0.20)	$(0.29)	$(0.31)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 13.7 and 10.9 million for the second quarters and 12.6 and 11.0 million for the twenty-six weeks of 2012 and 2011, respectively.

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

NOTE 6 – LONG-TERM DEBT OBLIGATIONS

At July 28, 2012, the Company had outstanding borrowings of $46.2 million under its revolving credit facility (the “Revolver”) with General Electric Capital Corporation, which has a maturity date of August 1, 2013. Outstanding standby letters of credit were $5.3 million, outstanding documentary letters of credit were $1.4 million and availability was $22.9 million at July 28, 2012. The Revolver is collateralized by a fully perfected first priority security interest in all real and personal, tangible and intangible assets of the Company.  The Company is not subject to any financial covenants pursuant to the Revolver. The Company is, however, precluded from incurring significant debt obligations.

At the Company’s option, any portion of the outstanding borrowings under the Revolver can bear interest at LIBOR - based rates plus an applicable margin, or a floating interest rate plus the applicable margins. At July 28, 2012, the Company had $45.0 million of its outstanding borrowings at a LIBOR-based interest rate of 2.12%

In addition to the Revolver, the Company has $21.6 million of Floating Rate Secured Notes (the “Notes”) outstanding at July 28, 2012. The Notes mature on August 1, 2013, are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Interest on the Notes is payable quarterly at a rate of LIBOR plus 4.5%. An additional $1.2 million of interest expense was recorded for both the first half of 2012 and 2011 related to the amortization of the discount recorded at the time of issuance of the Notes. As of July 28, 2012 the balance of the unamortized discount was $2.4 million.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which this report was issued and determined there were no subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended July 28, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 28, 2012, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.  Our fiscal year ends on the Saturday closest to January 31 and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2011” or “2011” refers to the fiscal year ended January 28, 2012).  Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to second quarter 2012 and second quarter 2011 are for the 13 week periods ended July 28, 2012 and July 30, 2011, respectively. References to twenty-six weeks 2012, first half 2012 or 2012, and twenty-six weeks 2011, first half 2011 or 2011 are for the 26 week periods ended July 28, 2012 and July 30, 2011, respectively.

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

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating as of July 28, 2012, 263 stores in 37 states and an internet store under the domain name hancockfabrics.com. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. None of the information on the website referenced above is incorporated by reference into our reports filed with, or furnished to, the Securities and Exchange Commission.

Overview

Financial summary:

•
Sales for the second quarter of 2012 were $60.5 million compared to $57.8 million for the second quarter of 2011, and comparable store sales increased 5.0% in the second quarter of 2012 following a decrease of 4.1% in the second quarter of 2011. Sales for the first half of 2012 were $124.4 million compared to $119.8 million for the first half of 2011 and comparable store sales increased 4.3% following a decrease of 2.7% in the first half of 2011.

•
Our online sales for the second quarter of 2012, which are included in the sales number and comparable sales percentage above, increased 8.2% to $0.9 million compared to $0.8 million for the second quarter of 2011 and increased by 1.4% to $1.9 million in the first half of 2012 compared to $1.8 million in the first half of 2011.

•	Gross margin for the second quarter and first half of 2012 was 42.9% and 41.8%, respectively, compared with 43.9% and 44.0% for the second quarter and first half of 2011, respectively.

•
Operating loss was $2.0 million and $3.2 million in the second quarter and first half of 2012, respectively compared to $2.7 million and $3.7 million in the second quarter and first half of 2011, respectively.

•
Net loss was $3.3 million, or $0.17 per basic share, in the second quarter of  2012 compared to a net loss of $3.9 million, or $0.20 per basic share in the second quarter of  2011. Net loss was $5.7 million or $0.29 per basic share in the first half of 2012 compared to a net loss of $6.1 million or $0.31 per basic share in the first half of 2011.

•	The amount of cash used in operating activities was $13.8 million during the first half of 2012 compared to $9.6 million of cash used in operating activities for the first half of 2011.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	July 28,	July 30,		July 28,	July 30,
	2012	2011		2012	2011

Sales (in thousands)	$60,455	$57,789		$124,399	$119,766

Gross margin percentage	42.9%	43.9%		41.8%	44.0%

Number of stores
Open at end of period (1)	263	265		263	265
Comparable stores at period end (2)	263	264		263	264

Sales growth
All retail outlets	4.6%	(4.4	) %	3.9%	(3.1	) %
Comparable retail outlets (3)	5.0%	(4.1	) %	4.3%	(2.7	) %

Total store square footage at period end (in thousands)	3,747	3,775		3,747	3,775

Sales per total square footage	$16.13	$15.31		$33.20	$31.73

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

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 28,		July 30,		July 28,		July 30,
	2012		2011		2012		2011
Sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	57.1		56.1		58.2		56.0
Gross profit	42.9		43.9		41.8		44.0
Selling, general and administrative expense	44.7		46.9		42.9		45.4
Depreciation and amortization	1.6		1.8		1.5		1.7
Operating loss	(3.4)		(4.8)		(2.6)		(3.1)
Interest expense, net	2.1		2.0		2.0		2.0
Loss before income taxes	(5.5)		(6.8)		(4.6)		(5.1)
Income taxes	0.0		0.0		0.0		0.0
Net loss	(5.5	) %	(6.8	) %	(4.6	) %	(5.1	) %

Sales

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Retail comparable store base	$59,394	$56,614	$122,187	$117,152
E-Commerce	884	817	1,869	1,843
Comparable sales	60,278	57,431	124,056	118,995
New stores	177	-	343	-
Closed stores	-	358	-	771

Total sales	$60,455	$57,789	$124,399	$119,766

The retail comparable store base above consists of the stores which were included in the comparable sales computation for the current period. The second quarter 2012 retail comparable sales increase of 4.9% resulted from a 7.1% increase in average ticket less a 2.0% decline in transaction count. Improvement in sales of home decorating fabrics offset a decline in sales of apparel and craft fabrics for the second quarter of 2012 compared to second quarter 2011. The first half 2012 retail comparable sales increase of 4.3% resulted from a 5.9% increase in average ticket less a 1.5% decline in transaction count.

Sales provided by our e-commerce channel increased 8.2% in the second quarter of 2012 compared to the same period last year and have increased 1.4% in the first half of  2012 compared to the first half of 2011.

New stores include the sales for one location prior to its 53rd week anniversary which opened during the second quarter of 2011. Since the second quarter of 2011, we closed two stores, due to lease expirations in declining markets where we chose not to extend or relocate. The sales from these locations are included in total sales.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011

Apparel and Craft Fabrics	40%	41%	40%	42%
Home Decorating Fabrics	14%	13%	14%	14%
Sewing Accessories	32%	32%	32%	32%
Non-Sewing Products	14%	14%	14%	12%
	100%	100%	100%	100%

Gross Profit

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the second quarter and first twenty-six weeks of fiscal 2012 and 2011 are as follows:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 28,	% of	July 30,	% of	July 28,	% of	July 30,	% of
(dollars in thousands)	2012	Sales	2011	Sales	2012	Sales	2011	Sales

Total sales	$60,455	100.0%	$57,789	100.0%	$124,399	100.0%	$119,766	100.0%

Merchandise cost	29,482	48.8%	27,449	47.5%	62,010	49.9%	56,467	47.1%
Freight	2,265	3.7%	2,253	3.9%	4,357	3.5%	4,366	3.7%
Sourcing and warehousing	2,783	4.6%	2,716	4.7%	6,006	4.8%	6,190	5.2%

Gross Profit	$25,925	42.9%	$25,371	43.9%	$52,026	41.8%	$52,743	44.0%

Merchandise cost as a percentage of sales increased 130 basis points in the second quarter of 2012 compared to the same period of 2011 due to fluctuations in the inventory valuation reserve. Excluding the inventory valuation reserve, merchandise cost is 180 basis points less for the second quarter of 2012 than 2011. For the first half of 2012 as compared to 2011 merchandise cost increased by 270 basis points primarily due to fluctuations in the inventory valuation reserve. Excluding the change in inventory reserve for the first half of 2012 and 2011, merchandise cost increased by 30 basis points primarily as a result of sales discounting necessary to match competitor promotional activity.

Freight expense decreased 20 basis points in the second quarter 2012 compared to the second quarter 2011.  Freight expense for the second quarter of 2011 included additional charges for the expanded craft assortment rollout. Freight expense declined 20 basis points for the first twenty-six weeks of 2012 as compared to the same period of 2011.

Sourcing and warehousing costs for the Company vary based on the volume of inventory received and the rate at which inventory is shipped out during any period, and inventory turns. The cost difference for the second quarter and first twenty-six weeks of 2012 compared to the same periods in 2011 is primarily due to the change in inventory turns during those periods, which influence the amount of sourcing and warehousing costs capitalized into inventory.

In total, gross margin declined by 100 basis points in the second quarter 2012 from second quarter 2011, and by 220 basis points for the first twenty-six weeks of 2012 over the first twenty-six weeks of 2011.

Selling, General & Administrative Expenses

Selling, general & administrative expenses (SG&A) include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy, including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of selling, general & administrative expenses include:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 28,	% of	July 30,	% of	July 28,	% of	July 30,	% of
(dollars in thousands)	2012	Sales	2011	Sales	2012	Sales	2011	Sales

Retail store labor costs	$9,218	15.2%	$9,921	17.2%	$18,830	15.1%	$19,959	16.7%
Advertising	2,561	4.2%	2,057	3.6%	4,684	3.8%	3,942	3.3%
Store occupancy	7,549	12.5%	7,656	13.2%	15,045	12.1%	15,287	12.8%
Retail SG&A	5,520	9.1%	5,396	9.3%	10,240	8.2%	10,524	8.8%
Corp SG&A	2,162	3.7%	2,054	3.6%	4,562	3.7%	4,712	3.8%

Total SG&A	$27,010	44.7%	$27,084	46.9%	$53,361	42.9%	$54,424	45.4%

Retail Store Labor Costs – The retail store labor costs were lower during the second quarter and the first twenty-six weeks of 2012, benefiting from reductions in wages and health insurance cost, and leverage from sales growth.

Advertising – The variances in advertising expense for the second quarter and first half of 2012 compared to the same periods in 2011 are attributable to a planned shift in marketing expenditures to the first half of the year. Advertising expenditures for the full year of 2012 are projected to be in line with the prior year.

Store Occupancy – The decrease in occupancy cost for the second quarter of 2012 and the first half of 2012 compared to the same periods of 2011 is related to additional maintenance expenditures incurred in 2011 to improve the appearance and operating standard for the retail store units. Real estate related costs have remained constant year over year as we’ve made significant efforts to restructure rents as a result of the current commercial real estate market.  These efforts in some cases resulted in rent reductions, concessions on future escalations, and term extensions.

Retail SG&A – Insurance claims and inventory service costs drove the expense increase over 2011 for the second quarter of 2012, offsetting a reduction in housekeeping.   For the first half of 2012, retail SG&A decreased due to reductions in housekeeping, credit card fees and travel cost, partially offset by increased insurance and inventory service costs.

Corporate SG&A –Corporate overhead increased over the second quarter of 2011 due to increased stock compensation expense, compensation related accruals, and corporate office expenses. Corporate SG&A decreased due to legal settlements which offset increased stock compensation expense and compensation accruals for the first half of 2012 compared to the first half of 2011.

Interest Expense, Net

	Thirteen Weeks Ended				Twenty-six Weeks Ended
(dollars in thousands)	July 28,	% of	July 30,	% of	July 28,	% of	July 30,	% of
	2012	Sales	2011	Sales	2012	Sales	2011	Sales
Interest expense, net	$1,286	2.1%	$1,184	2.0%	$2,509	2.0%	$2,331	2.0%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases.  Our current credit facilities consist of both an asset-based facility and a subordinated-debt facility.  Interest expense for each of the second quarters and the first twenty-six weeks of 2012 and 2011 included note discount amortization of $0.6 million and $1.2 million, respectively. Excluding this non-cash item, interest expense was 1.2% of sales for the second quarter and 1.1% of sales for the first half of 2012.

Income Taxes

The Company did not recognize any income tax benefit during the second quarter of 2012 or 2011 or the first half of 2012 or 2011 given the uncertainty in realizing the future benefit. As of July 28, 2012, January 28, 2012 and July 30, 2011 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

We anticipate that we will be able to satisfy our working capital requirements, required cash contributions to the pension retirement plan, planned capital expenditures and debt service requirements through the next twelve months with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility and other sources of financing.  We expect to generate adequate cash flow from operating activities to sustain current levels of operations.

Hancock’s cash flow related information for the first twenty-six weeks of fiscal 2012 and 2011 follows (in thousands):

	Twenty-six Weeks Ended
	July 28,	July 30,
	2012	2011

Net cash flows provided by (used in):
Operating activites	$(13,798)	$(9,628)
Investing activities	(1,188)	(3,097)
Financing activites	14,753	13,226

Operating Activities

Net cash from operating activities, before changes in assets and liabilities, improved by $3.3 million during the first twenty-six weeks of 2012 compared to the first twenty-six weeks of 2011. This improvement can be primarily attributed to the change in the inventory valuation reserve estimate which reduces slow-moving or obsolete inventory to its net realizable value.  The age of the inventory in conjunction with the anticipated sell through is utilized to determine the reserve amount. An increase in inventory of $2.9 million and reduction in accounts payable support of $3.7 million drove the $4.2 million increase in net cash used in operating activities for 2012 over 2011.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.  Capital expenditures during the first twenty-six weeks 2012 were $1.2 million compared to $3.1 million for the first twenty-six weeks of 2011. Expenditures for 2012 consist primarily of fixtures for five relocations to our new prototype store, compared to fixtures for one new store, three relocations and the expanded craft assortment introduced in 42 locations during the first twenty-six weeks of 2011.

Financing Activities

Borrowings from the Revolver of $14.8 million were used to provide working capital and fund capital expenditures during the first twenty-six weeks of 2012 compared to borrowings from the Revolver of $13.3 million during the first twenty-six weeks of 2011.

Credit Facilities

The following should be read in conjunction with Note 6 to the Consolidated Financial Statements included in this report and Note 7 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2012.

As of July 28, 2012, the Company had outstanding borrowings under the Revolver of $46.2 million and outstanding letters of credit of $6.7 million.  Additional amounts available to borrow at that time were $22.9 million.

As of July 28, 2012, the balance of the Company’s Floating Rate Secured Notes was $21.6 million and the unamortized discount on Notes Payable related to warrants issued was $2.4 million.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit.  At July 28, 2012, Hancock had commitments of $1.4 million on documentary letters of credit under the facility, which support purchase orders for merchandise.  Hancock also has $5.3 million on standby letters of credit to guarantee payment of potential insurance claims.  Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

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

Related Party Transactions

See Note 16 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2012, for details regarding the sole related party transaction that the Company has entered into.

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during either of the twenty-six week periods ended July 28, 2012 and July 30, 2011.

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

Hancock did not hold derivative financial or commodity instruments at July 28, 2012.

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

As of July 28, 2012, the Company had borrowings outstanding of approximately $46.2 million under the Revolver.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $462,000, assuming borrowings under the Revolver of $46.2 million as existed at July 28, 2012.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Notes”) on August 1, 2008.  Interest on the Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters was paid by the issuance of additional notes at a rate equal to LIBOR plus 5.50%, which resulted in the capitalization of $1.6 million into the balance.

The Company will pay the subsequent interest payments on the Notes in cash, the next payment date being November 1, 2012.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase $216,000, based on balance of the Notes of $21.6 million at July 28, 2012.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs, although this risk did not significantly impact the twenty-six week period ended July 28, 2012. As of July 28, 2012 the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of July 28, 2012, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 28, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,579 shares purchased under this authorization through July 28, 2012, and the number of shares that may yet be purchased under this authorization is 243,421. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares.

The Company did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1           Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed July 31, 2008)

3.2           Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

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

HANCOCK FABRICS, INC.
(Registrant)

By:  /s/ Robert W. Driskell
Robert W. Driskell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:    September 7, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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