Form 10-Q
period 2012-10-27
HANCOCK FABRICS INC
filed 2012-12-07
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes [X]     No [  ]

As of November 24, 2012, there were 21,506,108 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Table of Contents
Hancock Fabrics, Inc.,
INDEX TO FORM 10-Q

Part I. Financial Information	Page

Item 1. Condensed Financial Statements (unaudited)

Consolidated Balance Sheets as of October 27, 2012, October 29, 2011, and January 28, 2012	4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-nine Weeks Ended October 27, 2012 and October 29, 2011	5

Consolidated Statement of Shareholders’ Equity for the Thirty-nine Weeks Ended October 27, 2012	6

Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 27, 2012 and October 29, 2011	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risks	22

Item 4. Controls and Procedures	23

Part II. Other Information

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
(in thousands, except for share amounts)	October 27, 2012	October 29, 2011	January 28, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$2,953	$3,040	$2,648
Receivables, less allowance for doubtful accounts	4,486	4,364	3,993
Inventories, net	114,070	110,300	95,925
Prepaid expenses	2,968	2,724	3,069
Total current assets	124,477	120,428	105,635

Property and equipment, net	34,203	38,924	36,275
Other assets	1,450	1,823	1,597
Goodwill	2,880	3,139	2,880
Total assets	$163,010	$164,314	$146,387

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$26,302	$29,297	$19,350
Accrued liabilities	15,299	14,562	16,306
Total current liabilities	41,601	43,859	35,656

Long-term debt obligations, net	71,124	52,395	49,373
Capital lease obligations	2,837	2,972	2,947
Postretirement benefits other than pensions	2,407	2,359	2,429
Pension and SERP liabilities	32,160	26,745	35,683
Other liabilities	5,987	7,000	6,428
Total liabilities	156,116	135,330	132,516

Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 34,913,211, 33,586,188 and 33,914,711 issued and 21,506,108, 20,183,482 and 20,511,123 outstanding, respectively	349	336	339
Additional paid-in capital	90,696	89,946	90,013
Retained earnings	96,980	110,116	104,936
Treasury stock, at cost, 13,407,103, 13,402,706 and 13,403,588 shares held, respectively	(153,739)	(153,736)	(153,737)
Accumulated other comprehensive loss	(27,392)	(17,678)	(27,680)
Total shareholders' equity	6,894	28,984	13,871
Total liabilities and shareholders' equity	$163,010	$164,314	$146,387

See accompanying notes to consolidated financial statements.

(1) From audited consolidated balance sheet included in our annual report on Form 10-K for the fiscal year ended January 28, 2012.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Sales	$71,866	$70,790	$196,265	$190,556
Cost of goods sold	43,684	39,984	116,057	107,007

Gross profit	28,182	30,806	80,208	83,549

Selling, general and administrative expense	28,103	28,517	81,464	82,941
Depreciation and amortization	933	1,046	2,806	3,112

Operating income (loss)	(854)	1,243	(4,062)	(2,504)

Interest expense, net	1,385	1,283	3,894	3,614

Loss before income taxes	(2,239)	(40)	(7,956)	(6,118)
Income taxes	-	-	-	-

Net loss	$(2,239)	$(40)	$(7,956)	$(6,118)

Other comprehensive income (loss)
Minimum pension, SERP and postretirement liabilities, net of taxes $0	95	43	288	(6)
Comprehensive income (loss)	$(2,144)	$3	$(7,668)	$(6,124)

Net loss per share, basic and diluted	$(0.11)	$(0.00)	$(0.40)	$(0.31)

Weighted average shares outstanding:
Basic and diluted	20,042	19,896	19,960	19,827

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
Balance January 28, 2012	33,914,711	$339	$90,013	$104,936	(13,403,588)	$(153,737)	$(27,680)	$13,871
Net loss				(7,956)				(7,956)
Minimum pension, SERP and postretirement liabilities, net of taxes of $0							288	288
Issuance of restricted stock	1,014,900	10	(10)					-
Cancellation of restricted stock	(16,400)							-
Stock-based compensation expense			693					693
Purchase of treasury stock					(3,515)	(2)		(2)
Balance October 27, 2012	34,913,211	$349	$90,696	$96,980	(13,407,103)	$(153,739)	$(27,392)	$6,894

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)
	Thirty-nine Weeks Ended
(in thousands)	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net loss	$(7,956)	$(6,118)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	3,971	4,336
Amortization of deferred loan costs	186	185
Amortization of discount on notes	1,748	1,747
Stock-based compensation expense	693	275
Inventory valuation reserve	(539)	(4,264)
Other	372	(411)
Change in assets and liabilities
Receivables and prepaid expenses	(392)	(782)
Inventories	(17,707)	(18,034)
Other assets	(239)	(220)
Accounts payable	6,952	11,455
Accrued liabilities	(1,076)	(322)
Postretirement benefits other than pensions	(720)	(722)
Pension and SERP liabilities	(2,537)	(3,023)
Other liabilities	(460)	(902)
Net cash used in operating activities	(17,704)	(16,800)

Cash flows from investing activities:
Additions to property and equipment	(2,144)	(4,656)
Proceeds from the disposition of property and equipment	251	348
Net cash used in investing activities	(1,893)	(4,308)
Cash flows from financing activities:
Net borrowings on revolving credit facility	20,003	21,864
Other	(101)	(88)
Net cash provided by financing activities	19,902	21,776
Increase in cash and cash equivalents	305	668
Cash and cash equivalents:
Beginning of period	2,648	2,372
End of period	$2,953	$3,040

Supplemental disclosures:
Cash paid during the period for:
Interest	$2,070	$1,556
Income taxes	-	185
Non-cash activities:
Noncash change in funded status of benefit plans	288	(6)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of October 27, 2012, Hancock operated 261 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to third quarter 2012 and third quarter 2011 are for the 13 week periods ended October 27, 2012 and October 29, 2011, respectively. References to thirty-nine weeks 2012 or 2012, and thirty-nine weeks 2011 or 2011 are for the 39 week periods ended October 27, 2012 and October 29, 2011, respectively.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of October 27, 2012, and October 29, 2011, and our consolidated results of operations and cash flows for the thirty-nine weeks ended October 27, 2012 and October 29, 2011.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income,” (“ASC 220”) that eliminates the option to present components of other comprehensive income as part of the Statements of Changes in Shareholders’ Equity. This update requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, FASB issued an update to defer the effective date for those changes related to the presentation of reclassifications of items out of accumulated other comprehensive income. While FASB continues to redeliberate whether the reclassification adjustments should be presented on the face of the financial statements, reclassifications out of accumulated other comprehensive income should be reported in accordance with presentation requirements in effect prior to FASB’s update. These updates to ASC 220 became effective for the Company on January 29, 2012. Please refer to the Consolidated Statements of Operations and Comprehensive Income (Loss) which reflects the Company’s adoption of these updates.

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

There are no known unresolved prepetition obligations as of October 27, 2012.

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

The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011 (in thousands):

	Retirement Plan		Postretirement Benefit Plan		Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Service costs	$155	$126	$18	$8	$465	$379	$55	$51
Interest cost	1,052	1,138	29	31	3,156	3,415	88	99
Expected return on assets	(1,044)	(1,006)	-	-	(3,132)	(3,031)	-	-
Amortization of prior service costs	-	-	(178)	(180)	-	-	(533)	(542)
Recognized net actuarial (gain) loss	329	231	(55)	(70)	986	738	(165)	(202)
Net periodic benefit cost (gain)	$492	$489	$(186)	$(211)	$1,475	$1,501	$(555)	$(594)

At October 27, 2012, the fair value of the assets held by the pension plan was $59.4 million reflecting a $2.1 million increase from January 28, 2012.  The plan assets at October 27, 2012 include cash contributions of $4.0 million made during 2012.  Service costs consist of administrative expenses paid out of the pension trust.

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

As of October 27, 2012, there were outstanding warrants for 9,485,600 shares with an exercise price of $1.12, stock options for 2,274,068 shares with a weighted average exercise price of $1.46 and approximately 1,958,000 restricted stock units and restricted shares which would be included in the computation of common stock equivalents for diluted earnings per share, if the impact was not anti-dilutive. The Company completed a warrant exchange for certain outstanding warrants on November 20, 2012, see Note 7 – Subsequent Events.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and per share amounts)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Basic and diluted loss per share:
Net loss	$(2,239)	$(40)	$(7,956)	$(6,118)

Weighted average number of common shares outstanding during period	20,041,840	19,896,396	19,959,981	19,827,108

Basic and diluted loss per share	$(0.11)	$(0.00)	$(0.40)	$(0.31)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 14.4 and 10.9 million for the third quarters and 13.7 and 11.0 million for the thirty-nine weeks of 2012 and 2011, respectively.

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

NOTE 6 – LONG-TERM DEBT OBLIGATIONS

At October 27, 2012, the Company had outstanding borrowings of $51.3 million under its revolving credit facility (the “Revolver”), pursuant to the Company’s loan and security agreement dated as of August 1, 2008 with General Electric Capital Corporation, which has a maturity date of August 1, 2013. Outstanding standby letters of credit were $5.3 million, outstanding documentary letters of credit were $478,000 and availability was $29.6 million at October 27, 2012. The Revolver is collateralized by a fully perfected first priority security interest in all real and personal, tangible and intangible assets of the Company.  The Company is not subject to any financial covenants pursuant to the Revolver. The Company is, however, precluded from incurring significant debt obligations.

At the Company’s option, any portion of the outstanding borrowings under the Revolver can bear interest at LIBOR - based rates plus an applicable margin, or a floating interest rate plus the applicable margins. At October 27, 2012, the Company had $49.0 million of its outstanding borrowings at a LIBOR-based interest rate of 2.09%.

In addition to the Revolver, the Company has $21.6 million of Floating Rate Series A Secured Notes (the “Existing Notes”) outstanding at October 27, 2012. The Existing Notes mature on August 1, 2013, are subordinated to the Revolver, and are secured by a junior lien on all of the Company’s assets. Interest on the Existing Notes is payable quarterly at a rate of LIBOR plus 4.5%. An additional $1.7 million of interest expense was recorded for both the first thirty-nine weeks of 2012 and 2011 related to the amortization of the discount recorded at the time of issuance of the Existing Notes. As of October 27, 2012 the balance of the unamortized discount was $1.8 million.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which this report was issued and determined there were the following subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended October 27, 2012.

On November 15, 2012, the Company entered into an amended and restated loan and security agreement with its direct and indirect subsidiaries, General Electric Capital corporation, as working capital agent, GA Capital, LLC, as term loan agent, and the lenders party thereto. The amended and restated loan and security agreement amends and restates the Company’s loan and security agreement dated as of August 1, 2008, and provides senior secured financing of $115 million, consisting of (a) an up to $100 million revolving credit facility and (b) an up to $15 million term loan facility. Availability of both the revolving credit facility and the term loan facility is determined by reference to the applicable borrowing base. Principal amounts outstanding under both the revolving credit facility and the term loan facility are due and payable in full at maturity, on November 15, 2016, and bear interest at a rate equal to, at the option of the borrowers, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), or (b) a prime rate, in each case plus an applicable margin and adjusted for certain additional costs and fees. The initial applicable margin for borrowings is 2.25% with respect to Eurodollar Rate loans and 1.25% with respect to prime rate loans.

On November 20, 2012, the Company exchanged approximately $16.4 million aggregate principal amount of the Company’s outstanding Existing Notes originally issued pursuant to an Indenture dated as of June 17, 2008 (the “2008 Indenture”) between the Company and Deutsche Bank National Trust Company (“DBNTC”), as trustee thereunder, for (a) the Company’s Floating Rate Series A Secured Notes Due 2017 in an aggregate principal amount of approximately $8.2 million (the “New Notes”) issued pursuant to an indenture dated as of November 20, 2012 between the Company and DBNTC, as trustee thereunder (the “New Indenture”), and (b) cash consideration in the aggregate amount of approximately $8.2 million. After completion of the exchange, approximately $5.1 million aggregate principal amount of Existing Notes remained outstanding under the 2008 Indenture.

The New Notes bear interest at a variable rate, adjusted quarterly, equal to a LIBOR rate plus 12% per annum until maturity on November 20, 2017. Under the terms of the New Indenture, the Company is required to pay interest on the New Notes in cash quarterly in arrears on February 20, May 20, August 20, and November 20 of each year beginning on February 20, 2013. The New Notes and the related guarantees provided by certain subsidiaries of the Company are secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets, in each case, subject to certain prior liens and other exceptions, but the New Notes are subordinated in right of payment in certain circumstances to all of the Company’s existing and future senior indebtedness, including the Company’s Amended and Restated Loan and Security Agreement, dated as of November 15, 2012.

On November 20, 2012, the Company also completed a warrant exchange with the exchanging holders pursuant to which the exchanging holders exchanged warrants to purchase an aggregate of up to 7,385,200 shares of the Company’s common stock issued pursuant to the master warrant agreement, dated as of June 17, 2008 for new warrants (the “New Warrants”) to purchase an aggregate of up to 9,838,000 shares of the Company’s common stock for an exercise price per share of $0.59. The New Warrants are exercisable at any time until November 20, 2019, after the effectiveness of a registration statement to register the resale of the shares to be issued upon the exercise of the New Warrants with the SEC.

The number of warrant shares issuable upon exercise and exercise price per share is subject to adjustment in certain circumstances, including antidilution adjustments in the event of certain below market issuances. The New Warrants are also subject to repurchase upon certain fundamental change events in accordance with a specified Black-Scholes formula. The Company has agreed to file a registration statement within 45 days and to use its commercially reasonable efforts to cause the SEC to declare the registration statement effective within 90 calendar days of the date of issuance. Expenses related to these transactions will be reflected in the Company’s fourth quarter results.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.  Our fiscal year ends on the Saturday closest to January 31 and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2011” or “2011” refers to the fiscal year ended January 28, 2012).  Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to third quarter 2012 and third quarter 2011 are for the 13 week periods ended October 27, 2012 and October 29, 2011, respectively. References to thirty-nine weeks 2012 or 2012, and thirty-nine weeks 2011 or 2011 are for the 39 week periods ended October 27, 2012 and October 29, 2011, respectively.

Forward Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance.  In general, forward-looking statements are identified by such words or phrases as “anticipates,” “believes,” “approximates,” “estimates,” “expects,” “intends” or “plans” or the negative of those words or other terminology.  Forward-looking statements involve inherent risks and uncertainties. Our actual results could differ materially from those expressed in our forward-looking statements.

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

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating as of October 27, 2012, 261 stores in 37 states and an internet store under the domain name hancockfabrics.com. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. None of the information on the website referenced above is incorporated by reference into our reports filed with, or furnished to, the Securities and Exchange Commission.

Overview

Financial summary:

•
Sales for the third quarter of 2012 were $71.9 million compared to $70.8 million for the third quarter of 2011, and comparable store sales increased 2.3% in the third quarter of 2012 following a decrease of 3.5% in the third quarter of 2011. Sales for the thirty-nine weeks ended October 27, 2012 were $196.3 million compared to $190.6 million for the thirty-nine weeks ended October 29, 2011 and comparable store sales increased 3.6% following a decrease of 3.0% in the thirty-nine weeks ended October 29, 2011.

•
Our online sales for the third quarter of 2012, which are included in the sales number and comparable sales percentage above, increased 9.2% to $1.3 million compared to $1.2 million for the third quarter of 2011 and increased by 4.5% to $3.2 million in the first thirty-nine weeks of 2012 compared to $3.1 million in the first thirty-nine weeks of 2011.

•
Gross margin for the third quarter and thirty-nine weeks ended October 27, 2012 was 39.2% and 40.9%, respectively, compared with 43.5% and 43.8% for the third quarter and thirty-nine weeks ended October 29, 2011, respectively.

•
Operating loss was $0.9 million and $4.1 million in the third quarter and thirty-nine weeks ended October 27, 2012, respectively compared to operating income of $1.2 million and an operating loss of $2.5 million in the third quarter and thirty-nine weeks ended October 29, 2011, respectively.

•
Net loss was $2.2 million, or $0.11 per basic share, in the third quarter of 2012 compared to a net loss of $40,000, or $0.00 per basic share in the third quarter of 2011. Net loss was $8.0 million or $0.40 per basic share in the thirty-nine weeks ended October 27, 2012 compared to a net loss of $6.1 million or $0.31 per basic share in the thirty-nine weeks ended October 29, 2011.

•
The amount of cash used in operating activities was $17.7 million during the thirty-nine weeks ended October 27, 2012 compared to $16.8 million of cash used in operating activities for the thirty-nine weeks ended October 29, 2011.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011

Sales (in thousands)	$71,866	$70,790		$196,265	$190,556

Gross margin percentage	39.2%	43.5%		40.9%	43.8%

Number of stores
Open at end of period (1)	261	265		261	265
Comparable stores at period end (2)	261	264		261	264

Sales growth
All retail outlets	1.5%	(3.6	) %	3.0%	(3.3	) %
Comparable retail outlets (3)	2.3%	(3.5	) %	3.6%	(3.0	) %

Total store square footage at period end (in thousands)	3,746	3,774		3,746	3,774

Sales per total square footage	$19.18	$18.76		$52.39	$50.49

(1)	Open store count does not include the internet store.

(2)
A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. In those instances where stores are either expanded or down-sized or relocated within its market, the store is not treated as a new store and, therefore, remains in the computation of comparable sales.

(3)	Comparable sales growth computation also includes net sales derived from e-commerce.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statement of operations data expressed as a percentage of sales.  This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 27,		October 29,		October 27,		October 29,
	2012		2011		2012		2011
Sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	60.8		56.5		59.1		56.2
Gross profit	39.2		43.5		40.9		43.8
Selling, general and administrative expense	39.1		40.3		41.5		43.5
Depreciation and amortization	1.4		1.5		1.4		1.7
Operating loss	(1.3)		1.7		(2.0)		(1.4)
Interest expense, net	1.9		1.8		2.0		1.9
Loss before income taxes	(3.2)		(0.1)		(4.0)		(3.3)
Income taxes	0.0		0.0		0.0		0.0
Net loss	(3.2	) %	(0.1	) %	(4.0	) %	(3.3	) %

Sales

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Retail comparable store base	$70,518	$69,047	$192,705	$186,114
E-Commerce	1,348	1,234	3,217	3,077
Comparable sales	71,866	70,281	195,922	189,191
New stores	-	-	343	-
Closed stores	-	509	-	1,365

Total sales	$71,866	$70,790	$196,265	$190,556

The retail comparable store base above consists of the stores which were included in the comparable sales computation for the current period. The third quarter 2012 retail comparable sales increase of 2.1% resulted from a 7.2% increase in average ticket partially offset by a 4.7% decline in transaction count. Improvement in sales of apparel and craft fabrics, and sewing accessories offset declines in sales of home decorating fabrics and non-sewing products for the third quarter of 2012 compared to third quarter of 2011. The thirty-nine weeks of fiscal 2012 retail comparable sales increase of 3.5% resulted from a 6.4% increase in average ticket partially offset by a 2.7% decline in transaction count.

Sales provided by our e-commerce channel increased 9.2% in the third quarter of 2012 compared to the same period last year and have increased 4.5% in the thirty-nine weeks of fiscal 2012 compared to 2011.

New stores include the sales for one location prior to its 53rd week anniversary which opened during the second quarter of 2011. Since the third quarter of 2011, we closed four stores, due to lease expirations in declining markets where we chose not to extend or relocate. The sales from these locations are included in total sales.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Apparel and Craft Fabrics	45%	44%	42%	43%
Home Decorating Fabrics	11%	12%	13%	13%
Sewing Accessories	31%	30%	32%	31%
Non-Sewing Products	13%	14%	13%	13%
	100%	100%	100%	100%

Gross Profit

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the third quarter and first thirty-nine weeks of fiscal 2012 and 2011 are as follows:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(dollars in thousands)	October 27, 2012	% of Sales	October 29, 2011	% of Sales	October 27, 2012	% of Sales	October 29, 2011	% of Sales

Total sales	$71,866	100.0%	$70,790	100.0%	$196,265	100.0%	$190,556	100.0%

Merchandise cost	37,506	52.2%	34,828	49.2%	99,516	50.7%	91,295	47.9%
Freight	2,654	3.7%	2,458	3.5%	7,011	3.5%	6,824	3.6%
Sourcing and warehousing	3,524	4.9%	2,698	3.8%	9,530	4.9%	8,888	4.7%

Gross Profit	$28,182	39.2%	$30,806	43.5%	$80,208	40.9%	$83,549	43.8%

Merchandise cost as a percentage of sales increased 300 basis points in the third quarter of 2012 compared to the same period of 2011 due to adjustments to the inventory valuation reserve and promotional activity. Excluding the change in inventory valuation reserve, merchandise cost increased by 180 basis points over the third quarter of 2011. For the thirty-nine weeks of 2012 as compared to 2011 merchandise cost increased by 280 basis points primarily due to fluctuations in the inventory valuation reserve. Excluding the change in inventory reserve for the thirty-nine weeks of 2012 and 2011, merchandise cost increased by 90 basis points primarily as a result of sales discounting necessary to match competitor promotional activity.

Freight expense increased 20 basis points in the third quarter 2012 compared to the third quarter 2011.  This increase resulted from an improvement in inventory turns which affect the amount of freight cost capitalized into inventory. Freight expense declined by 10 basis points for the first thirty-nine weeks of 2012 as compared to the same period of 2011 due to the expanded craft rollout which occurred in 2011.

Sourcing and warehousing costs for the Company vary based on the volume of inventory received and the rate at which inventory is shipped out during any period, and inventory turns. The cost difference for the third quarter and first thirty-nine weeks of 2012 compared to the same periods in 2011 is primarily due to the improvement in inventory turns during those periods, which influence the amount of sourcing and warehousing costs capitalized into inventory.

In total, gross margin declined by 430 basis points in the third quarter 2012 from third quarter 2011, and by 290 basis points for the first thirty-nine weeks of 2012 over the first thirty-nine weeks of 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy, including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of selling, general and administrative expenses include:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(dollars in thousands)	October 27, 2012	% of Sales	October 29, 2011	% of Sales	October 27, 2012	% of Sales	October 29, 2011	% of Sales

Retail store labor costs	$10,128	14.1%	$10,521	14.9%	$28,958	14.8%	$30,480	16.0%
Advertising	2,431	3.4%	2,786	3.9%	7,115	3.6%	6,728	3.5%
Store occupancy	7,503	10.4%	7,659	10.8%	22,548	11.5%	22,946	12.0%
Retail SG&A	4,904	6.8%	5,707	8.1%	15,144	7.7%	16,209	8.6%
Corp SG&A	3,137	4.4%	1,844	2.6%	7,699	3.9%	6,578	3.4%

Total SG&A	$28,103	39.1%	$28,517	40.3%	$81,464	41.5%	$82,941	43.5%

Retail Store Labor Costs – The retail store labor costs were lower during the third quarter and the first thirty-nine weeks of 2012, benefiting from reductions in wages and health insurance cost, and leverage from sales growth.

Advertising – The variances in advertising expense for the third quarter and the thirty-nine weeks of 2012 compared to the same periods in 2011 are attributable to a planned shift in marketing expenditures to the first half of 2012. Advertising expenditures for the full year of 2012 are projected to be in line with the prior year.

Store Occupancy – The decrease in occupancy cost for the third quarter of 2012 and the thirty-nine weeks of 2012 compared to the same periods of 2011 is related to additional maintenance expenditures incurred in 2011 to improve the appearance and operating standard for the retail store units. Real estate related costs have remained constant year over year as we have made significant efforts to restructure rents as a result of the current commercial real estate market.  These efforts in some cases resulted in rent reductions, concessions on future escalations, and term extensions.

Retail SG&A – Reductions in insurance claims, housekeeping costs and credit card fees contributed to the expense decrease over 2011 for the third quarter of 2012.   For the thirty-nine weeks of 2012, retail SG&A decreased due to reductions in housekeeping, credit card fees and travel cost.

Corporate SG&A –The increase in Corporate overhead for the third quarter and the thirty-nine weeks of 2012 over the same periods of 2011 is due to increased stock-based compensation expense in 2012 and the benefit of write-offs in the third quarter of 2011 related to compensation accruals of $240,000 and a bankruptcy claim settlement of $1.0 million.

Interest Expense, Net

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 27, 2012	% of Sales	October 29, 2011	% of Sales	October 27, 2012	% of Sales	October 29, 2011	% of Sales
Interest expense, net	$1,385	1.9%	$1,283	1.8%	$3,894	2.0%	$3,614	1.9%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases.  Our current credit facilities consist of both an asset-based facility and a subordinated-debt facility.  Interest expense for each of the third quarters and the first thirty-nine weeks of 2012 and 2011 included note discount amortization of $0.6 million and $1.7 million, respectively. Excluding this non-cash item, interest expense was 1.1% of sales for the third quarter and 1.0% of sales for the first thirty-nine weeks of 2012.

Income Taxes

The Company did not recognize any income tax benefit during the third quarter of 2012 or 2011 or the first thirty-nine weeks of 2012 or 2011 given the uncertainty in realizing the future benefit. As of October 27, 2012, January 28, 2012 and October 29, 2011 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

Hancock’s cash flow related information for the first thirty-nine weeks of fiscal 2012 and 2011 is as follows (in thousands):

	Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011

Net cash flows provided by (used in):
Operating activites	$(17,704)	$(16,800)
Investing activities	(1,893)	(4,308)
Financing activites	19,902	21,776

Operating Activities

Net cash from operating activities, before changes in assets and liabilities, improved by $2.7 million during the first thirty-nine weeks of 2012 compared to the first thirty-nine weeks of 2011. This improvement can be primarily attributed to the change in the inventory valuation reserve estimate which reduces slow-moving or obsolete inventory to its net realizable value.  The age of the inventory in conjunction with the anticipated sell through is utilized to determine the reserve amount. An increase in inventory of $17.7 million less $7.0 million of accounts payable support and an increase in retirement related liabilities of $3.3 million primarily resulted in the $17.7 million of net cash used in operating activities for 2012.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.  Capital expenditures during the first thirty-nine weeks 2012 were $1.9 million compared to $4.3 million for the first thirty-nine weeks of 2011. Expenditures for 2012 consist primarily of fixtures for six relocations to our new prototype store, compared to fixtures for one new store, five relocations, the expanded craft assortment introduced in numerous locations and IT equipment upgrades during the first thirty-nine weeks of 2011.

Financing Activities

Borrowings from the Revolver of $20.0 million were used to provide working capital and fund capital expenditures during the first thirty-nine weeks of 2012 compared to borrowings from the Revolver of $21.9 million during the first thirty-nine weeks of 2011.

Credit Facilities

The following should be read in conjunction with Note 6 and Note 7 to the Consolidated Financial Statements included in this report and Note 7 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2012.

As of October 27, 2012, the Company had outstanding borrowings under the Revolver of $51.3 million and outstanding letters of credit of $5.8 million.  Additional amounts available to borrow at that time were $29.6 million.

As of October 27, 2012, the balance of the Company’s Floating Rate, Series A Secured Notes, due August 2013 was $21.6 million and the unamortized discount on Notes Payable related to warrants issued was $1.8 million.

In November 2012, the Company amended and restated its loan security agreement, issued new notes in exchange for certain of its existing notes and issued new warrants in exchange for certain of its existing warrants. See Note 7 to the Consolidated Financial Statements included in this report.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit.  At October 27, 2012, Hancock had commitments of $478,000 on documentary letters of credit under the facility, which support purchase orders for merchandise.  Hancock also has $5.3 million on standby letters of credit to guarantee payment of potential insurance claims.  Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

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

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during either of the thirty-nine week periods ended October 27, 2012 and October 29, 2011.

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

Hancock did not hold derivative financial or commodity instruments at October 27, 2012.

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

As of October 27, 2012, the Company had borrowings outstanding of approximately $51.3 million under the Revolver.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase approximately $513,000, assuming borrowings under the Revolver of $51.3 million as existed at October 27, 2012.

In addition to the Revolver, the Company issued $20.0 million of Floating Rate Secured Notes (the “Existing Notes”) on August 1, 2008.  Interest on the Existing Notes is payable quarterly at LIBOR plus 4.50%.  Interest for the first four quarters following issuance of the Existing Notes was paid by the issuance of additional notes at a rate equal to LIBOR plus 5.50%, which resulted in the capitalization of $1.6 million into the balance.

The Company will pay the subsequent interest payments on the Existing Notes in cash, the next payment date being November 1, 2012.  If interest rates increased 100 basis points, the Company’s annual interest expense would increase $216,000, based on balance of the Existing Notes of $21.6 million at October 27, 2012.

In November 2012, the Company exchanged approximately $16.4 million of the Existing Notes for approximately $8.2 million of the New Notes and approximately $8.2 million of cash consideration. See Note 7 to the Consolidated Financial Statements included in this report.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs, although this risk did not significantly impact the thirty-nine week period ended October 27, 2012. As of October 27, 2012 the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 27, 2012.

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

ITEM 1A. RISK FACTORS

The risk factors listed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  Except for the risk factor below, there have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to diligence whether such minerals are used in the manufacture of our products.  However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.  The first report is due on May 31, 2014 for the 2013 calendar year.  However, in October 2012, the U.S. Chamber of Commerce, the National Association of Manufacturers and the Business Roundtable filed a petition challenging the adoption of the rules by the SEC.  It is presently unclear if this challenge will delay the effectiveness of the rule.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,649 shares purchased under this authorization through October 27, 2012, and the number of shares that may yet be purchased under this authorization is 243,351. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares and purchased two odd-lot accounts from shareholders of the Company.

The Company did not sell any unregistered equity securities during the period covered by this Quarterly Report.

In November 2012, the Company issued warrants to purchase an aggregate of up to 9,838,000 shares in exchange for warrants to purchase an aggregate of up to 7,385,200 shares of the Company’s common stock, pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. See Note 7 to the Consolidated Financial Statements included in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Date:    December 7, 2012

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