Form 10-K
period 2013-01-26
HANCOCK FABRICS INC
filed 2013-04-26
CIK 812906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended January 26, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X ]     No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [   ]  Accelerated filer  [  ]   Non-accelerated filer (Do not check if a smaller reporting company) [  ]    Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]     No  [X]

Our common stock is traded through broker-to-broker exchanges on the OTC Markets (formerly known as the “Pink Sheets”), a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities.  The aggregate market value of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates, based on 19,634,330 shares of common stock outstanding and the price of $0.49 per share on July 28, 2012 (the last business day of the Registrant’s most recently completed second quarter) was $9,620,822.  Such aggregate market value was computed by reference to the closing sale price of our common stock as reported on the OTC Markets on such date. For purposes of making this calculation only, we have defined “affiliates” as all directors and executive officers.  This determination of affiliate status is not a conclusive determination for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  [ X  ]     No  [   ]

As of April 17, 2013, there were 21,538,055 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days after January 26, 2013.

With the exceptions of those portions that are not specifically incorporated herein by reference, the aforesaid document is not deemed filed as part of this report.

HANCOCK FABRICS, INC.
2012 ANNUAL REPORT ON FORM 10-K

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

PART I

Except as otherwise stated, the information contained in this report is given as of January 26, 2013, the end of our latest fiscal year. The words “Hancock Fabrics, Inc.,” “Hancock,” the “Company,” “we,” “our” and “us” refer to Hancock Fabrics, Inc. and, unless the context requires otherwise, to our subsidiaries.  During fiscal 2012 we changed the fiscal year end date from the Saturday closest to January 31, to the last Saturday in January. For 2012 and beyond our fiscal year now ends on the last Saturday in January  and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2012” or “2012” refers to the fiscal year ended January 26, 2013).  Fiscal years consist of 52 weeks, unless noted otherwise.

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

The Company is one of the largest fabric retailers in the United States, with 2012 sales of $278.0 million. We are a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We believe that providing a large assortment of fabric and other items, combined with expert in-store sewing advice, provides us with a competitive advantage. We operated 261 stores in 37 states and an internet store located on our website with the domain name www.hancockfabrics.com  as of January 26, 2013.

Operations

Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics and home accent pieces), quilting materials, and notions (which include sewing aids and accessories such as zippers, buttons, threads, sewing machines, and patterns).

Our stores are primarily located in strip shopping centers.  During 2012, we closed three stores, opened one store, remodeled one store, and relocated eight existing stores.

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

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers.  We have no long-term contracts for the purchase of merchandise and did not purchase more than 4% of our merchandise from any one supplier during 2012. We purchased approximately 13.5% of our merchandise from our top five suppliers in fiscal year 2012.

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

Information Technology

Hancock is committed to using information technology to improve operations and efficiency and to enhance the customer shopping experience.  We continue to leverage our technology investment through  inventory auto replenishment at the store level and have also enhanced our product classifications to provide better visibility to our product mix.  A refresh of point-of-sale hardware improved the performance of store systems and provided us a new platform on which to build applications.  New systems to manage fabric cuts and coupons increased productivity at point-of-sale, thereby improving the overall checkout process.  In 2011, key systems were upgraded to increase capacity and performance.  This has provided the resources necessary to develop more sophisticated replenishment and distribution applications.  Additional capacity and performance has also allowed us to improve our reporting and data warehousing.  We continued to leverage our store network to improve perpetual inventory accuracy through new applications.  Our focus remains on inventory control and maximization, and labor management through the implementation and use of efficient systems.

Service Mark

We operate our stores under the service mark “Hancock Fabrics,” which we have registered with the United States Patent and Trademark Office.

Seasonality

Our business is seasonal.  Peak sales periods occur during the fall and pre-Easter weeks, while the lowest sales periods occur during the summer months.

Employees

At January 26, 2013, we employed approximately 3,200 people on a full-time and part-time basis.  Approximately 2,900 of those employees work in our retail stores.  The remaining employees work in the Baldwyn headquarters, warehouse, and distribution facility.  We do not have any employees covered under collective bargaining agreements.

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

Available Information

The Company’s internet address is www.hancockfabrics.com.  The information on our website is not incorporated by reference into this report and should not be considered part of this or any other report we file with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are made available free of charge on our website as soon as practicable after these documents are filed with or furnished to the SEC.  We also provide copies of such filings free of charge upon request.  This information is also available from the SEC through their website, www.sec.gov, and for reading and copying at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549-0102.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Section 302 Certification

The Chief Executive Officer and Chief Financial Officer of the Company filed the certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K for the fiscal year ended January 26, 2013.

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

Risks Related to Our Business

Our business and operating results may be adversely affected by the general economic conditions and the slow economic recovery following the ongoing financial crisis.

Our performance and operating results are impacted by conditions in the U.S. and the world economy.  The macro-economic environment has been highly volatile in recent years due to a variety of factors, including but not limited to, the lagging demand in the housing market, lack of credit availability, unpredictable fuel and energy prices, volatile interest rates, inflation fears, unemployment concerns, increasing consumer debt, significant stock market volatility, and recession.  These economic conditions negatively impact levels of consumer spending, which may remain depressed for the foreseeable future.  Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected.  The slow economic recovery may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth.  In addition, the continuing credit crisis is causing a significant negative impact on businesses around the world.  The impact of this environment on our major suppliers cannot be predicted.  The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise.  Any or all of these factors, as well as other unforeseen factors, could have a material adverse impact on consumer spending, our availability to obtain financing, our results of operations, liquidity, financial condition and stock price.

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

Changes in customer demands and failure to manage inventory effectively could adversely affect our operating results.

Our financial condition and operating results are dependent upon our ability to anticipate and respond in a timely manner to changing customer demands and preferences for our products.  A miscalculation in the anticipated demands of our customers could result in a significant overstock of unpopular products which could lead to major inventory markdowns, resulting in negative consequences to our operating results and cash flow. Likewise, a shortage of popular products could lead to negative operating results and cash flow. In addition, inventory shrink (inventory theft or loss) rates and failure to manage such rates could adversely affect our business, financial condition and operating results.

Our inability to effectively implement our growth strategy may have an adverse effect on sales growth

Our growth strategy includes opening new stores, remodeling or relocating existing stores, and introducing changes to our merchandise assortments, among others.  Certain risks involved with implementing these strategies may not be adequately addressed, and future sales and operating results may be less than anticipated, which may negatively impact the return on investment.  Future growth and profitability is dependent upon the successful implementation of our growth strategy and realizing positive returns on investments.

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

Our business is dependent on the availability of credit to fund working capital, capital expenditures and other general corporate requirements. Our credit facilities are scheduled to expire on November 15, 2016 and our floating rate secured notes mature on November 20, 2017. We can provide no assurance that we will be able to obtain replacement financing at that time on acceptable terms or at all. While we believe we can meet our capital requirements from our operations and our available sources of financing for the next twelve months, we can provide no assurances that we will be able to do so for the long-term. If we are unable to access financial markets at competitive rates, our ability to implement our business plan and strategy will be negatively affected.

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

Approximately 90% of our store shipments pass through our distribution center.  The remainder of merchandise is drop-shipped by our vendors directly to our store locations.  Damage or interruption to our distribution center from factors such as fire, power loss, storm damage or unanticipated supplier shipment delays could cause a disruption in our operations.  The occurrence of unanticipated problems at our distribution center would likely result in increased operating expenses and reduced sales that would negatively impact our operating results.

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

Our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather.

Unforeseen public health issues, such as pandemics and epidemics, and geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, as well as natural disasters such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions, whether occurring in the U.S. or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. Day to day operations, particularly our ability to receive products from our vendors or transport products to our stores could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. Such occurrences could significantly impact our operating results and financial performance. As a result, our business could be adversely affected.

Changes in newspaper subscription rates may result in reduced exposure to our circular advertisements.

A substantial portion of our promotional activities utilize circular advertisements in local newspapers. A continued decline in consumer subscriptions of these newspapers could reduce the frequency with which consumers receive our circular advertisements, thereby negatively affecting sales, results of operations and cash flow.

Unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition.

Brand recognition, quality and price have a significant influence on consumers’ choices among competing products and brands. Advertising, promotion, merchandising and new product introductions also have a significant impact on consumers’ buying decisions. If we misjudge consumer responses to our existing or future promotional activities, this could have a material adverse impact on our sales, results of operations, cash flow and financial condition.

We believe improvements in our merchandise offering help drive sales at our stores. We could be materially adversely affected by poor execution of changes to our merchandise offering or by unexpected consumer responses to changes in our merchandise offering.

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

Risks Related to Our Common Stock

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

Our stock price has been volatile and could decrease in value.

There has been significant volatility in the market price and trading volume of equity securities, in many cases unrelated to the financial performance of the companies.  These broad market fluctuations may negatively affect the market price of shares of our common stock.  Fluctuations in the market price of our common stock may be caused by changes in our operating performance or prospects and other factors, including, among others:
•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	public reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors;

•	changes in financial markets or general economic conditions;

•	our ability to raise additional capital as needed;

•	developments regarding our patents or proprietary rights or those of our competitors; and

•	changes in stock market analyst recommendations or earnings estimates regarding shares of our common stock, other comparable companies or our industry generally.

Future sales of our common stock or other equity securities could adversely affect the market price of our common stock and our future capital-raising activities could involve the issuance of equity securities, which could result in a decline in the trading price of shares of our common stock.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time.  Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of shares of our common stock and our ability to raise capital.  We currently have outstanding approximately 9.8 million warrants with an exercise price of $0.59 per share and 2.1 million warrants with an exercise price of $1.12. We may issue additional shares of our common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors.  Issuing any equity securities would be dilutive to the equity interests represented by our-then-outstanding shares of our common stock.  The market price for shares of our common stock could decrease as the market takes into account the dilutive effect of any of these issuances.

We do not expect to pay cash dividends on shares of our common stock for the foreseeable future.

We do not anticipate that any cash dividends will be paid on shares of our common stock in the foreseeable future.  The payment of any cash dividend by us will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital, regulatory requirements and financial condition.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

As of January 26, 2013, the Company operated 261 stores in 37 states.  The number of store locations in each state is shown in the following table:

	Number		Number
State	of Stores	State	of Stores

Alabama	11	Nebraska	4
Arizona	2	Nevada	3
Arkansas	9	New Mexico	2
California	10	North Carolina	14
Colorado	3	North Dakota	1
Florida	4	Ohio	5
Georgia	15	Oklahoma	10
Idaho	4	Oregon	2
Illinois	11	Pennsylvania	1
Indiana	5	South Carolina	9
Iowa	7	South Dakota	2
Kansas	4	Tennessee	11
Kentucky	8	Texas	29
Louisiana	12	Utah	5
Maryland	5	Virginia	10
Minnesota	10	Washington	7
Mississippi	6	Wisconsin	8
Missouri	10	Wyoming	1
Montana	1

Our store activity for the last five years is shown in the following table:

Store Development Program

Year	Opened	Closed	Net Change	Year-end Stores	Relocated
2008	1	(7)	(6)	263	4
2009	3	(1)	2	265	2
2010	1	(1)	-	265	7
2011	1	(3)	(2)	263	5
2012	1	(3)	(2)	261	8

The Company’s 261 retail stores average 14,264 square feet and are located principally in strip shopping centers.

With the exception of one owned location, the Company’s retail stores are leased.  The original lease terms generally are ten years in length and most leases contain one or more renewal options, usually of five years in length.  During fiscal 2013, thirty-five store leases are scheduled to expire.  We currently have negotiated or are in the process of negotiating renewals on certain leases.

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

Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for our common stock. Our common stock is currently quoted on the OTC Markets, formerly known as the “Pink Sheets”, under the symbol “HKFI.PK”. The OTC Markets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTC Markets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low closing prices of our common stock for the year and during each quarter in fiscal 2011 and 2012, as reported by the OTC Markets:

	High	Low
2011
First Quarter	$1.43	$1.00
Second Quarter	1.28	0.80
Third Quarter	1.28	0.59
Fourth Quarter	1.15	0.67

Year Ended
January 28, 2012	$1.43	$0.59

2012
First Quarter	$1.01	$0.70
Second Quarter	0.87	0.45
Third Quarter	0.70	0.35
Fourth Quarter	0.70	0.46

Year Ended
January 26, 2013	$1.01	$0.35

As of January 26, 2013, there were 3,448 record holders of our common stock.

We did not pay any cash dividends during fiscal 2011 or 2012. We do not currently anticipate declaring or paying cash dividends on shares of our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant. The Company’s credit facilities also contain covenants restricting the ability of the Company and its subsidiaries to pay dividends or distributions.

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

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of our common stock during the year ended January 26, 2013:

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans (2)
January 29, 2012 through
February 25, 2012	66	$0.93	66	243,421
February 26,2012 through
March 31, 2012	-	-	-	243,421
April 1, 2012 through
April 28, 2012	1,426	0.82	-	243,421
April 29, 2012 through
May 26, 2012	-	-	-	243,421
May 27, 2012 through
June 30, 2012	500	1.02	-	243,421
July 1, 2012 through
July 28, 2012	-	-	-	243,421
July 29, 2012 through
August 25, 2012	143	0.36	-	243,421
August 26, 2012 through
September 29, 2012	-	-	-	243,421
September 30, 2012 through
October 27, 2012	1,380	0.58	70	243,351
October 28, 2012 through
November 24, 2012	24	0.62	24	243,327
November 25, 2012 through
December 29, 2012	286	0.56	-	243,327
December 30, 2012 through
January 26, 2013	-	-	-	243,327
Total January 29, 2012 through
January 26, 2013	3,825	$0.72	160	243,327

(1)	The number of shares purchased during the year includes 3,665 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

(2)
In June of 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions.  There have been 1,756,673 shares purchased under this authorization through January 26, 2013.  The shares discussed in footnote (1) are excluded from this column.

Item 6.  SELECTED FINANCIAL DATA

Set forth below is selected financial information of the Company for each fiscal year in the 5-year period ended January 26, 2013. The selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and notes thereto which appear elsewhere in this Form 10-K.

(dollars in thousands, except per
share data and other data)	2012		2011		2010		2009	2008

Results of Operations Data:
Sales	$277,989		$271,993		$275,465		$274,058	$276,381
Gross profit	112,137		112,725		114,645		121,717	119,579
(Loss) income from continuing operations before income taxes	(8,510)		(11,298)		(10,258)		1,838	(12,181)
Income (loss) from discontinued operations, net of tax	-		-		29		150	(186)
Net (loss) income	(8,510)		(11,298)		(10,461)		1,788	(12,367)
As a percentage of sales	(3.1	) %	(4.2	) %	(3.8	) %	0.6%	(4.5	) %
As a percentage of average shareholders' equity	(104.0	) %	(46.4	) %	(25.5	) %	3.8%	(22.3	) %

Financial Position Data:
Total assets	$150,532		$146,387		$140,923		$148,546	$164,674
Capital expenditures	2,698		4,934		5,392		3,084	8,447
Long-term indebtedness	72,181		52,320		31,856		30,126	46,264
Common shareholders' equity	2,491		13,871		34,837		47,212	47,349
Current ratio	3.4		3.0		2.9		2.8	2.9

Per Share Data:
Basic (loss) earnings per share	$(0.42)		$(0.57)		$(0.53)		$0.09	$(0.65)
Diluted (loss) earnings per share	(0.42)		(0.57)		(0.53)		0.09	(0.65)
Cash dividends per share	-		-		-		-	-
Shareholders' equity per share	0.12		0.68		1.74		2.37	2.40

Other Data:
Number of states	37		37		37		37	37
Number of stores	261		263		265		265	263
Number of shareholders	3,448		3,489		3,561		3,676	3,785
Number of shares outstanding, net of treasury shares	21,570,797		20,511,123		20,068,327		19,902,148	19,716,303
Comparable sales change (1)	2.9%		(0.8	) %	(0.1	) %	0.2%	2.5%
Total selling square footage	3,194,594		3,217,307		3,250,427		3,036,444	3,232,194

(1) The comparable sales increase for 2008 included a 0.4% benefit from 5 store closing events. The comparable sales results for 2012, 2011, 2010 and 2009 were not adjusted for the affect of liquidations.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

Overview

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines.  We are one of the largest fabric retailers in the United States, operating 261 stores in 37 states as of January 26, 2013.  Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects.  The stores average 14,264 total square feet, of which 12,240 are on the sales floor. During 2012, the average annual sales per store were approximately $1.0 million.

Significant financial items during fiscal 2012 include:

•	Sales for fiscal 2012 were $278.0 million compared with $272.0 million in fiscal 2011, and comparable store sales increased by 2.9% in 2012 compared to a decrease of 0.8% in 2011.

•	Our online sales for 2012, which are included in the sales and comparable sales results above, increased 8.0% to $5.2 million.

•	Operating results and net loss for 2012, 2011 and 2010 as adjusted for one-time and non-comparable items are summarized in the table below.

The Company has presented normalized operating income (loss) and normalized net loss to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  The Company uses these measurements, among other metrics to evaluate operating performance and to plan and forecast future periods’ operating performance.

Normalized operating income (loss) and normalized net loss are not measures of operating performance calculated in accordance with GAAP and should not be considered in isolation of, or as a substitute for operating loss or net loss, as an indicator of operating performance.  Since the computation of normalized operating income (loss) and normalized net loss may differ from similarly titled measures used by other companies and industries, it should not be used as a measure of performance among companies.  The table below shows a reconciliation of normalized operating income (loss) to operating loss and a reconciliation of normalized net loss to net loss, the most directly comparable GAAP financial measures.

	Fiscal Year
	2012	2011	2010

Operating loss	$(1,233)	$(6,462)	$(4,948)

One-time, non-comparable items
Asset impairment	-	1,666	1,523
Contract arbitration professional fees	413	1,614	-
Severance related costs	-	401	1,272
CEO relocation costs	-	300	-
Inventory obsolescence	-	-	6,674
Total one-time, non-comparable items	413	3,981	9,469

Normalized operating income (loss)	$(820)	$(2,481)	$4,521

Net loss	$(8,510)	$(11,298)	$(10,461)
Items above	413	3,981	9,469
W/O unamortized discount, 2008 facility	806	-	-
W/O unamortized loan cost, 2008 facility	175	-	-
Financing breakup fees	507	-	-
Total one-time, non-comparable items	1,901	3,981	9,469

Normalized net loss	$(6,609)	$(7,317)	$(992)

During 2012 and 2011, the Company had to defend itself related to a disputed consulting agreement.  The professional fees incurred for this defense were $413,000 and $1.6 million, respectively.

As a result of the debt restructuring the Company undertook during 2012 it incurred additional or non-recurring costs which were charged to interest expense.  Those costs include $0.8 million of discount written-off related to the early retirement of a portion of the Company’s Floating Rate Series A secured notes, $175,000 of unamortized loan cost related to the revolver under the Company’s loan and security agreement dated as of August 1, 2008, which was amended and restated on November 15, 2012 and $0.5 million of legal and breakup fees paid for an uncompleted financing arrangement.

For 2011, the asset impairment charge of $1.7 million is the difference between asset values and projected future cash flows related to specific store locations.

For 2011, severance costs of $401,000 related to the departure of one Sr. Vice-President and three Vice-Presidents of the Company during the prior fiscal year. The relocation costs of $300,000 cover the relocation payment and reimbursements as provided in the Company CEO’s employment agreement.

For 2010, the significant charge of $6.7 million for inventory obsolescence resulted from a strategy initiated in the fourth quarter of 2010 to address aged and underperforming inventory on an abbreviated time cycle.  Management believed eliminating this aged product on a more expedited basis and replacing it with current merchandise would be beneficial to future operations. Previously, the Company’s practice was to carry product over to the next season.  While the Company was generally able to sell these items above cost, the existence of such inventory often made the stores’ inventory appear dated. The severance costs of $1.3 million relate to the departure of the Company’s President and CEO on the last day of the fiscal year. It represents the value of future payments as required under the former President and CEO’s contract.  The asset impairment charge of $1.5 million is the difference between asset values and projected future cash flows related primarily to certain 2008 store remodels.

Excluding the one-time charges outlined above, which total approximately $1.9 million in 2012, the net loss for 2012 would have been $6.6 million or $0.33 per basic share, excluding the $4.0 million in 2011, the net loss for 2011 would have been $7.3 million or $0.37 per basic share and excluding the $9.5 million in 2010 the net loss would have been $1.0 million or $0.05 per basic share.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Fiscal Year
	2012	2011		2010

Sales (in thousands)	$277,989	$271,993		$275,465

Gross margin percentage	40.3%	41.4%		41.6%

Number of stores
Open at end of period(1)	261	263		265
Comparable stores at year end (2)	260	262		264

Sales growth
All retail outlets	2.2%	(1.3	) %	0.5%
Comparable retail outlets (3)	2.9%	(0.8	) %	(0.1	) %

Total store square footage at year end (in thousands)	3,723	3,751		3,792

Net sales per total square footage	$75	$73		$73

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.  This table includes the $1.9 million, $4.0 million and $9.5 million of one-time and non-comparable charges occurring in 2012, 2011 and 2010, respectively, and should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Fiscal Year

	2012		2011		2010
Sales	100.0%		100.0%		100.0%
Cost of goods sold	59.7		58.6		58.4
Gross profit	40.3		41.4		41.6
Selling, general and administrative expense	39.4		42.3		41.8
Depreciation and amortization	1.3		1.5		1.6
Operating loss	(0.4)		(2.4)		(1.8)
Reorganization expense, net	-		-		0.1
Interest expense, net	2.6		1.8		1.8
Loss from continuing operations before income taxes	(3.0)		(4.2)		(3.7)
Income taxes	-		-		(0.1)
Net loss	(3.0	) %	(4.2	) %	(3.8	) %

Sales

(in thousands)	Fiscal Year
	2012	2011	2010
Retail comparable store base	$272,176	$264,863	$266,754
E-Commerce	5,164	4,782	5,190
Comparable sales	277,340	269,645	271,944
New stores	649	-	-
Closed stores	-	2,348	3,521
Total sales	$277,989	$271,993	$275,465

The retail comparable store base above consists of sales which were included in the comparable sales computation for the year. Retail comparable store sales increased by 2.8% in 2012, and declined 0.7% in 2011 and 0.2% in 2010. This resulted from a 6.5% increase in average ticket and a 3.7% decrease in transactions in fiscal 2012, and a 1.0% increase in average ticket and a 1.7% decrease in transactions in fiscal 2011.

Sales provided by our E-commerce channel increased by 8.0% in 2012 as compared to a decrease of 7.9% in 2011 and an increase of 9.4% in 2010. We believe the downturn in 2011 was attributable to merchandising issues which were recognized during the year, but could not be fully corrected.

New stores for 2012 include the results for two locations one which was not comparable until it reached its 53rd week of operation and another, which has not reached its 53rd week anniversary.  Three stores closed in each of 2012 and 2011, and one store closed in 2010, none of which qualified as discontinued operations.

The Company routinely closes and opens stores, as leases expire or as better locations become available. The Company does not consider these strategic moves as discontinued operations.  Only when the Company closes a significant number of stores in conjunction with downsizing under a plan agreed upon by the Company’s Board of Directors, will the Company consider the requirement disclosures under discontinued operations.

Our merchandise mix for the last three years is reflected in the table below:

	Fiscal Year
	January 26, 2013	January 28, 2012	January 29, 2011

Apparel and Craft Fabrics	42%	43%	44%
Home Decorating Fabrics	12%	12%	12%
Sewing Accessories	29%	28%	28%
Non-Sewing Products	17%	17%	16%
	100%	100%	100%

We are constantly making adjustments to our merchandise mix based on anticipated consumer demand and current sales trends. Apparel and craft fabrics declined, due to continuing merchandise adjustments in this product category.  Sewing accessories increased due to strong demand for sewing machines and accessories during the year.  Non-sewing products remained constant due to the limited number of stores with craft fixtures added during the year.

Gross Margin

Costs of goods sold include:

•	the cost of merchandise

•	inventory rebates and allowances including term discounts

•	inventory shrinkage and valuation adjustments (including our inventory obsolescence charge)

•	freight charges

•	costs associated with our sourcing operations, including payroll and related benefits

•	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold over the previous three years are as follows:

(in thousands)	2012	% of Sales	2011	% of Sales	2010	% of Sales

Total sales	$277,989	100.0%	$271,993	100.0%	$275,465	100.0%

Merchandise cost	142,141	51.2%	135,570	49.9%	138,544	50.3%
Freight	9,805	3.5%	9,506	3.5%	8,429	3.1%
Sourcing and warehousing	13,906	5.0%	14,192	5.2%	13,847	5.0%

Gross Profit	$112,137	40.3%	$112,725	41.4%	$114,645	41.6%

Merchandise cost increased for 2012 over 2011 primarily due to aggressive promotional activity during the first three quarters of the year which was necessary to be competitive. Merchandise cost, as adjusted for the one-time obsolescence charge which is explained below, increased during 2011 over 2010 due to continued promotional activity and consumer sensitivity to pricing, which made it difficult to pass on product cost increases. Merchandising issues in our core product lines further impacted costs as aggressive promotions were necessary late in 2011 to regain customer traffic lost earlier in the year.

The inventory obsolescence charge of $6.7 million recognized in 2010 is included in merchandise cost and increased this cost by 240 basis points. Merchandise cost, excluding the inventory charge was $131.8 million or 47.9%.

Freight costs have stabilized during 2012 due to the lack of fuel cost increases and the efficiencies achieved in our shipping process. Rising fuel cost drove the increase from 2010 to 2011, which more than offset the efficiencies achieved in our shipping process.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received and shipped during any period, and the rate at which inventory turns.  For 2012, the sourcing and warehousing cost declined as did inventory turns and for 2011 and 2010, the sourcing and warehousing costs incurred were consistent year-over-year, as were inventory turns.

In total, 2012 gross profit declined by 110 basis points and 2011 gross profit declined by 260 basis points as compared to 2010, excluding inventory obsolescence. The continuation of promotional activity and consumer resistance to price increases have impacted gross profit results year over year. We were able to reverse this trend starting in the fourth quarter of 2012.

Selling, General & Administrative Expenses

Selling, general & administrative (SG&A) expenses include:

•	payroll and related benefits (for our store operations, field management, and corporate functions)

•	advertising

•	general and administrative expenses

•	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

•	operating costs of our headquarter facilities

•	other expense (income)

Specific components of selling, general & administrative expenses include:

(in thousands)	2012	% of Sales	2011	% of Sales	2010	% of Sales

Retail store labor costs	$39,647	14.3%	$41,291	15.2%	$41,533	15.1%
Advertising	10,018	3.6%	9,618	3.5%	10,114	3.7%
Store occupancy	29,916	10.8%	30,325	11.1%	29,624	10.7%
Retail SG&A	19,685	7.1%	20,953	7.7%	21,462	7.8%
Corp SG&A	10,387	3.6%	12,860	4.8%	12,365	4.5%

Total SG&A	$109,653	39.4%	$115,047	42.3%	$115,098	41.8%

Retail Store Labor Costs – We were successful at improving store labor cost for 2012, as a result of greater corporate oversight, after consistent results for 2011 and 2010. We will continue to leverage our technology investment in store infrastructure to improve labor efficiency and enhance store performance.

Advertising – Our advertising medium is primarily direct mail and newspaper inserts, and as a result, our costs have remained constant. For the near term we believe this combination is the most effective, although we will continue to explore the effectiveness of other advertising channels.

Store Occupancy – These costs are driven primarily by the long term leases we enter into with the owners of our retail locations and to a lesser degree building maintenance costs. The marginal changes in the three years presented were primarily the result of renewals of leases already in place and maintenance expenditures to improve the appearance and operating standard of the retail units. We are optimistic that lease related costs will not substantially increase going forward given the current weakness in the commercial real estate market and beneficial modifications to many of our existing leases.

Retail SG&A – The decline in costs for 2012 can be attributed to reduced outside janitorial services, lower insurance related costs and a decline in credit card fees. Reduced workers compensation related costs and a decline in credit card fees, which offset increases in supplies and utilities were primarily responsible for cost reductions for 2011 over 2010.

Corporate SG&A – These are costs related primarily to staffing and operation of the Company’s headquarters.  In addition to normal recurring expenses, which include the write-off of the one remaining pre-petition obligation in 2011, this category includes one-time or non-comparable expenses of $413,000 in 2012, $4.0 million in 2011 and $2.8 million in 2010.  Excluding these one-time, non-comparable items, 2012, 2011 and 2010 corporate SG&A would have been $10.0 million, $8.9 million and $9.6 million, respectively.

Reorganization Expenses, Net

(in thousands)	2012	% of Sales	2011	% of Sales	2010	% of Sales

Reorganization expense, net	$-	0.0%	$-	0.0%	$485	0.1%

Reorganization expenses are comprised of costs for professional fees associated with our bankruptcy proceedings.  With the filing of the final decree on August 17, 2010, and the settlement of the one remaining claim on November 4, 2011, all bankruptcy related issues have been resolved, and these costs will not continue.

Interest Expense, Net

(in thousands)	2012	% of Sales	2011	% of Sales	2010	% of Sales

Interest expense, net	$7,277	2.6%	$4,836	1.8%	$4,825	1.8%

Our interest costs are driven by borrowings on our credit facilities.  Our current credit facilities consist of both an asset based facility and a subordinated debt facility. In addition to the one-time, non-recurring items of $1.5 million included in interest expense discussed above, 2012 expense reflects the higher average outstanding borrowings and the higher interest rates under the amended and restated revolving credit agreement. Between 2011 and 2010 average outstanding borrowings increased and interest rates decreased.  Interest expense also includes non-cash bond discount amortization costs of $3.1 million for 2012 and $2.3 million in both 2011 and 2010, and amortization of loan closing cost of $466,000 for 2012 and $246,000 in both 2011 and 2010.

Income Taxes

(in thousands)	2012	% of Sales	2011	% of Sales	2010	% of Sales

Income taxes	$-	0.0%	$-	0.0%	$232	0.1%

No income tax expense was recognized in 2012 or 2011, and the amounts expensed for 2010 consist of Federal Alternative Minimum Tax (AMT). All tax related items are fully reserved with a valuation allowance.

Income from Discontinued Operations

(in thousands)	2012	% of Sales	2011	% of Sales	2010	% of Sales

Income from discontinued operations	$-	0.0%	$-	0.0%	$29	0.0%

Discontinued operations relates to the 124 stores closed in 2007 which qualified as discontinued operations.  All of these store closures were part of a reorganization plan implemented prior to seeking bankruptcy protection. The income recognized in 2010 resulted from the settlement of bankruptcy claims for less than the amount reserved.

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

We anticipate that we will be able to satisfy our working capital requirements, required cash contributions to the defined benefit pension plan, planned capital expenditures and debt service requirements through the next twelve months with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility (the “Revolver”) and other sources of financing.

We consolidate our daily cash receipts into a centralized account. In accordance with the terms of our $100.0 million Revolver, on a daily basis, all collected and available funds are applied to the outstanding loan balance. We then determine our daily cash requirements and request those funds from the Revolver availability.

Hancock’s cash flow related information as of and for the past three fiscal years follows (in thousands):

	2012	2011	2010

Net cash flows provided by (used in):
Operating activites	$(11,278)	$(13,255)	$6,160
Investing activities	(2,439)	(4,586)	(5,340)
Financing activites	15,131	18,117	(941)

Operating Activities

In 2012, the net loss plus adjustments to reconcile net loss to cash flow from operations, provided $0.9 million compared to a loss of $5.2 million for 2011; inventory increased by $5.0 million, accrued liabilities declined by $2.4 million and a cash contribution of $5.0 million was made to the defined benefit pension plan.

In 2011, the cash loss from operations was $5.2 million compared to cash income from operations of $8.0 million for 2010; inventory increased $3.6 million; and a cash contribution of $5.7 million was made to the defined benefit pension plan.

Accounts payable as a percentage of inventory was 18.5%, 20.2% and 20.3% at year-end 2012, 2011 and 2010, respectively.

The Company expects to make contributions to our defined benefit pension plan during 2013 of $5.4 million.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.

Expenditures for 2012 consisted of store fixtures for one new store, eight relocations and leasehold improvements. Expenditures for 2011 consist primarily of store fixtures for one new store, five relocations, the expanded craft assortment introduced in numerous locations, and IT equipment upgrades. Expenditures for 2010 consist primarily of store fixtures for eight relocations, new product lines and point of sale equipment upgrades. These activities totaled approximately $2.7 million, $4.9 million and $5.4 million for 2012, 2011 and 2010, respectively.

Financing Activities

During 2012, net outstanding borrowings on the Revolver and Notes increased by $16.9 million to fund working capital needs, fund the required cash contribution to the defined benefit pension plan and for capital expenditures.

During 2011, we increased the outstanding borrowings against the Revolver by $18.3 million to provide working capital, fund required cash contributions to the defined benefit pension plan, and for capital expenditures.

During 2010, we used $0.9 million generated from operations to reduce the outstanding Revolver balance and pay pre-petition obligations.

General

We do not currently anticipate declaring or paying cash dividends on shares of our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant. Treasury stock repurchases in 2012 were minor, primarily for insignificant purchases from odd-lot shareholders and small amounts surrendered by employees to satisfy tax withholding obligations arising from the lapse of restrictions on shares of stock.

Over the long term, our ability to improve our liquidity will ultimately depend on a positive trend in cash flow from operating activities through comparable sales increases, improved gross margin, and control of expenses.

Credit Facilities

The following should be read in conjunction with Note 7 to the accompanying Consolidated Financial Statements – Long Term Debt Obligations.

On November 15, 2012, the Company entered into an amended and restated loan and security agreement with its direct and indirect subsidiaries, General Electric Capital Corporation, as working capital agent, GA Capital, LLC, as term loan agent, and the lenders party thereto, which expires on November 15, 2016. The amended and restated loan and security agreement amends and restates the Company’s loan and security agreement dated as of August 1, 2008, and provides senior secured financing of $115 million, consisting of (a) an up to $100 million revolving credit facility (the "Revolver"), which includes a letter of credit sub-facility of up to $20.0 million, and (b) an up to $15 million term loan facility (the "Term Loan"). The level of borrowings available is subject to a borrowing base computation, as defined in the amended and restated loan and security agreement, which includes credit card receivables, inventory, and real property.  Principal amounts outstanding under both the Revolver and the Term Loan bear interest at a rate equal to, at the option of the borrowers, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), or (b) a prime rate, in each case plus an applicable margin and adjusted for certain additional costs and fees. The initial applicable margin for borrowings under the Revolver is 2.25% with respect to the Eurodollar Rate and 1.25% with respect to the prime rate loans and under the Term Loan is 10.0% with respect to the Eurodollar Rate and 9.0% with respect to the prime rate loans.

The Revolver and Term Loan is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal tangible and intangible assets of the Company.

As of January 26, 2013, the Company had outstanding borrowings under the Revolver of $41.4 million and $15.0 million under the Term Loan, and amounts available to borrow of $20.0 million.

At January 26, 2013, Hancock had commitments under the above credit facility of $0.7 million, under documentary letters of credit, which support purchase orders for merchandise.  Hancock also has standby letters of credit to guarantee payment of potential insurance claims.  These letters of credit amounted to $5.3 million as of January 26, 2013.

On November 20, 2012, the Company exchanged approximately $16.4 million aggregate principal amount of the Company’s outstanding $21.6 million of Floating Rate Series A Secured Notes (the “Existing Notes”) originally issued pursuant to an Indenture dated as of June 17, 2008 (the “2008 Indenture”) between the Company and Deutsche Bank National Trust Company (“DBNTC”), as trustee thereunder, for (a) the Company’s Floating Rate Series A Secured Notes Due 2017 in an aggregate principal amount of approximately $8.2 million (the “New Notes”) issued pursuant to an indenture dated as of November 20, 2012 between the Company and DBNTC, as trustee thereunder (the “New Indenture”), and (b) cash consideration in the aggregate amount of approximately $8.2 million. After completion of the exchange, approximately $5.1 million aggregate principal amount of Existing Notes remained outstanding under the 2008 Indenture and the unamortized warrant discount on the Existing Notes was $379,000 as of January 26, 2013.

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

On January 31, 2013, the Company retired the remaining $5.1 million of Existing Notes outstanding and wrote off the related unamortized discount of $379,000.  The funds to retire the Existing Notes were from the Revolver and did not reduce the amounts available to borrow of $20.0 million.  The Existing Notes would have matured on August 1, 2013, were subordinated to the Revolver, and were secured by a junior lien on all of the Company’s assets.  Interest on the Existing Notes was payable quarterly at a rate of LIBOR plus 4.5%, see “Note 17 – Subsequent Event.”

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

Contractual Obligations and Commercial Commitments

The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 26, 2013. Note references refer to the applicable footnotes to the accompanying Consolidated Financial Statements contained in Item 8 of this report:

Contractual Obligations (in thousands)
			Less			More
	Note		than 1	1-3	4-5	than 5
	Reference	Total	Year	Years	Years	Years

Long-term debt (1)	7	$2,807	$-	$-	$2,807	$-
Minimum lease payments (2)	8	85,310	21,393	31,771	19,837	12,309
Standby letters of credit	7	5,311	5,311	-	-	-
Capital lease obligations (3)	8	4,682	472	944	801	2,465
Trade letters of credit		671	671	-	-	-
Open purchase orders		25,204	25,204	-	-	-
Total		$123,985	$53,051	$32,715	$23,445	$14,774

(1) The calculation of interest on the Revolver, the Term Loan, the Existing Notes and the New Notes is dependent on the average borrowings during the year and a variable interest rate. The interest rates on the Revolver, the Term Loan, the Existing Notes and the New Notes were approximately 2.79%, 11.50%, 4.81% and 12.31% at January 26, 2013.  Interest payments are excluded from the table because of their subjectivity and the estimation required.

(2) Our aggregate minimum lease payments represent operating lease commitments, which generally include non-cancelable leases for property used in our operations.  Contingent rent, which is typically based on a percentage of sales, is not reflected in the minimum lease payment totals.  Minimum payments are reflected net of expected sublease income.

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

Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), FASB ASC 852, “Reorganizations,” (“ASC 852”), provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. We implemented this guidance for the fiscal years ended January 26, 2013, January 28, 2012 and January 29, 2011.

We believe that estimates related to the following areas involve a higher degree of judgment and/or complexity:

Inventories. We value inventory using the lower of weighted average cost or market method. Market price is generally based on the projected selling price of the merchandise. We regularly review inventories to determine if the carrying value of the inventory exceeds market value and we record a reserve to reduce the carrying value to its market price, as necessary. Historically, we have rarely recognized significant occurrences of obsolescence or slow moving inventory.  However, in the fourth quarter of 2010, we initiated a strategy to address aged and unproductive inventory, which resulted in a significant obsolescence charge of $6.7 million for 2010.  This policy is not expected to have a material impact on future earnings as product is sold. As of January 26, 2013, and January 28, 2012, we had recorded reserves totaling $1.9 million and $2.5 million, respectively.

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

We capitalize costs related to the acquisition, distribution, and handling of inventory as well as freight, duties and fees related to import purchases of inventory as a component of inventory each period.   In determining the amount of costs to be allocated to inventory each period, we must estimate the amount of costs related to the inventory, based on inventory turnover ratios and the ratio of inventory flowing through the warehouse. Changes in these estimates from period-to-period could significantly change the reported amounts for inventory and cost of goods sold. As of January 26, 2013, we had capitalized costs related to acquisition, distribution, and handling in inventory of $8.9 million and expensed $13.9 million as cost of sales during 2012.

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

Revenue Recognition.  Sales are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. We allow customers to return merchandise under most circumstances.  The reserve for returns was $137,000 at January 26, 2013 and $125,000 at January 28, 2012, and is included in accrued liabilities in the accompanying Consolidated Balance Sheet.  The reserve is estimated based on our prior experience of returns made by customers after period end.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage	One-Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest costs	$9	$(8)
Effect on postretirement benefit obligation	96	(86)

Our pension and postretirement plans are further described in Note 14 to the accompanying Consolidated Financial Statements.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test goodwill for impairment.  First, a qualitative test is performed to determine if it is more likely that not that impairment has occurred.  If the qualitative test yields a 50% or greater probability that impairment has occurred then a two-step quantitative test is performed, For the first step of the quantitative test, the fair value of our reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Each of the 34 remaining stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit.

We performed a qualitative evaluation of goodwill for 2012 and determined it was not more likely that not that goodwill was impaired. Therefore, a quantitative test was not performed for 2012. Impairment charges may be required in the future based on changes in the fair value of reporting units and the annual goodwill impairment evaluation performed in the fourth quarter of each fiscal year and updated when events arise indicating potential impairment. Prior to the implementation of ASC 350, “Intangibles-Goodwill and Other,” (“ASC 350”) in fiscal year 2002, the Company was amortizing and presenting goodwill net of accumulated amortization of $1.0 million.

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

At the present time, we do not anticipate recognizing any portion of our deferred income tax benefit in fiscal year 2013.

Deferred taxes are summarized in Note 9 to the accompanying Consolidated Financial Statements.

Stock-based Compensation.  The Company applies ASC 718, Compensation-Stock Compensation, (“ASC 718”) and expenses the fair value for any unvested stock options over the remaining service (vesting) period. The amounts of future stock compensation expense may vary based on the types of awards, vesting periods, estimated fair values of the awards using various assumptions regarding future dividends, interest rates and volatility of the trading prices of our stock.

Related Party Transactions

On November 20, 2012, we completed a warrant exchange with certain warrant holders pursuant to which the exchanging holders exchanged warrants to purchase an aggregate of up to 7,385,200 shares of our common stock (the “Old Warrants”) issued pursuant to the master warrant agreement, dated as of June 17, 2008 for new warrants (the “New Warrants”) to purchase an aggregate of up to 9,838,000 shares of our common stock for an exercise price per share of $0.59. The New Warrants are exercisable at any time until November 20, 2019.

Carl E. Berg (a former non-executive Chairman of our Board of Directors) is the beneficial owner of more than 5% of our common stock through either controlling or majority interest and/or controlling investment management in Berg & Berg Enterprises, LLC and Lightpointe Communications, Inc. (“Lightpointe”).  In the warrant exchange, Lightpointe exchanged Old Warrants for a New Warrant to purchase 4,860,400 shares of our common stock.

As the managing member of Lenado Capital Advisors, LLC (“Lenado Advisors”); SPV UNO, LLC (“SPV Uno”); and SPV Quatro, LLC (“SPV Quatro”); the sole member of the managing member of Lenado Capital, LLC (“Lenado Capital”); and the owner, directly or indirectly, of a majority of the membership interests in each of Lenado Advisors, Lenado Capital, SPV UNO and SPV Quatro, Nikos Heckt may be deemed to be the controlling person of Lenado Advisors, Lenado Capital, SPV UNO and SPV Quatro and, through Lenado Capital, Series A of Lenado Capital Partners, L.P. (“Lenado Partners”) and Lenado DP, Series A of Lenado DP, L.P. (“Lenado DP”).  Mr. Hecht, Lenado Advisors, Lenado Capital, Lenado Partners and SPV Quatro are each the beneficial owners of more than 5% of our common stock.  In the warrant exchange, Lenado DP exchanged Old Warrants for a New Warrant to purchase 566,400 shares of our common stock; SPV Uno exchanged Old Warrants for a New Warrant to purchase 232,000 shares of our common stock; SPV Quatro exchanged Old Warrants for a New Warrant to purchase 1,984,800 shares of our common stock; and Lenado Partners exchanged Old Warrants for a New Warrant to purchase 2,194,400 shares of our common stock.

On November 20, 2012, we also exchanged approximately $16.4 million aggregate principal amount of the Existing Notes held by the related parties for approximately $8.2 million of New Notes and cash consideration of approximately $8.2 million, see “Note 7 – Long-Term Debt Obligations.”

We did not enter into any other material transactions with related parties during fiscal years 2012, 2011 or 2010.

Effects of Inflation

Inflation in labor and occupancy costs could significantly affect our operations.  Many of our employees are paid hourly rates related to federal and state minimum wage requirements; accordingly, any increases in those requirements will affect us.  In addition, payroll taxes, employee benefits, and other employee costs continue to increase.  Health insurance costs, in particular, continue to rise at a high rate in the United States each year, and higher employer contributions to our pension plan could be necessary if investment returns are weak.  Cost of leases for new store locations remain stable, but renewal costs of older leases continue to increase.  We believe the practice of maintaining adequate operating margins through a combination of price adjustments and cost controls, careful evaluation of occupancy needs, and efficient purchasing practices are the most effective tools for coping with increased costs and expenses.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 3 - Summary of Significant Accounting Policies and Basis of Accounting in the Notes to Consolidated Financial Statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not hold derivative financial or commodity instruments at January 26, 2013.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, all loans under the Revolver and the Term Loan bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of January 26, 2013, we had borrowings outstanding of approximately $41.4 million under the Revolver and $15.0 million under the Term Loan.  If interest rates increased 100 basis points, our annual interest expense would increase approximately $564,000, assuming borrowings under the Revolver and Term Loan as existed at January 26, 2013.

In addition to the Revolver and Term Loan, as of January 26, 2013 the Company has outstanding Existing Notes for $5.1 million and New Notes for $8.2 million on which interest is payable quarterly at the respective  issuance date anniversary. The quarterly interest is payable at LIBOR on both instruments plus 4.5% on the Existing Notes and 12.0% on the New Notes. If interest rates increased 100 basis points, our annual interest expense would increase $133,000, assuming borrowings under the Existing Notes and New Notes as existed at January 26, 2013.

Foreign Currency Risk

All of our business is transacted in U.S. dollars and, accordingly, fluctuations in the valuation of the dollar against other currencies will affect product costs. No significant impact was experienced on 2012 results.  As of January 26, 2013, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hancock Fabrics, Inc.
Consolidated Balance Sheets

January 26, 2013 and January 28, 2012	2012	2011
(in thousands, except for share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,062	$2,648
Receivables, less allowance for doubtful accounts	3,817	3,993
Inventories, net	101,245	95,925
Prepaid expenses	2,552	3,069
Total current assets	111,676	105,635

Property and equipment, net	33,571	36,275
Goodwill	2,880	2,880
Other assets	2,405	1,597
Total assets	$150,532	$146,387

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,702	$19,350
Accrued liabilities	13,995	16,306
Total current liabilities	32,697	35,656

Long-term debt obligations	69,374	49,373
Capital lease obligations	2,807	2,947
Postretirement benefits other than pensions	2,481	2,429
Pension and SERP liabilities	35,115	35,683
Other liabilities	5,567	6,428

Total liabilities	148,041	132,516

Commitments and contingencies (See Notes 8 and 15)

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 34,978,210 and 33,914,711 issued and 21,570,797 and 20,511,123 outstanding, respectively	350	339
Additional paid-in capital	90,720	90,013
Retained earnings	96,426	104,936
Treasury stock, at cost, 13,407,413 and 13,403,588
shares held, respectively	(153,740)	(153,737)
Accumulated other comprehensive loss	(31,265)	(27,680)
Total shareholders' equity	2,491	13,871
Total liabilities and shareholders' equity	$150,532	$146,387
The accompanying notes are an integral part of these consolidated statements.

Hancock Fabrics, Inc.
Consolidated Statements of Operations and Comprehensive Loss

Years Ended January 26, 2013, January 28, 2012, and January 29, 2011	2012	2011	2010
(in thousands, except per share amounts)

Sales	$277,989	$271,993	$275,465
Cost of goods sold	165,852	159,268	160,820

Gross profit	112,137	112,725	114,645

Selling, general and administrative expenses	109,653	115,047	115,098
Depreciation and amortization	3,717	4,140	4,495

Operating loss	(1,233)	(6,462)	(4,948)

Reorganization expense, net	-	-	485
Interest expense, net	7,277	4,836	4,825

Loss from continuing operations before income taxes	(8,510)	(11,298)	(10,258)
Income taxes	-	-	232

Loss from continuing operations	(8,510)	(11,298)	(10,490)
Income from discontinued operations (net of taxes of $0)	-	-	29

Net loss	$(8,510)	$(11,298)	$(10,461)

Other comprehensive loss
Minimum pension, SERP and postretirement liabilities (net of taxes of $0)	(3,585)	(10,008)	(2,426)

Comprehensive loss	$(12,095)	$(21,306)	$(12,887)

Basic and diluted loss per share:
Loss from continuing operations	$(0.42)	$(0.57)	$(0.53)
Earnings from discontinued operations	-	-	-
Net loss	$(0.42)	$(0.57)	$(0.53)

Weighted average shares outstanding
Basic and diluted	20,046	19,846	19,684

The accompanying notes are an integral part of these consolidated statements.

Hancock Fabrics, Inc.
Consolidated Statements of Shareholders' Equity

Years Ended January 26, 2013, January 28, 2012, and January 29, 2011
(in thousands, except number of shares)
			Additional			Accumulated Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Shares	Amount	(Loss)	Earnings	Equity
Balance January 30, 2010	33,283,944	$333	$89,128	(13,381,796)	$(153,698)	$(15,246)	$126,695	$47,212
Net loss							(10,461)	(10,461)
Minimum pension, SERP and postretirement liabilities, net of taxes of $0						(2,426)		(2,426)
Stock options exercised	43,511	-	36					36
Issuance of restricted stock	167,000	2	(2)					-
Cancellation of restricted stock	(28,000)	-	-					-
Stock compensation expense			324					324
Amortization of directors' stock fees			185					185
Purchases of treasury stock				(16,332)	(33)			(33)
Balance January 29, 2011	33,466,455	335	89,671	(13,398,128)	(153,731)	(17,672)	116,234	34,837
Net loss							(11,298)	(11,298)
Minimum pension, SERP and postretirement liabilities, net of taxes of $0						(10,008)		(10,008)
Stock options exercised	7,999	-	5					5
Issuance of restricted stock	474,857	4	(4)					-
Cancellation of restricted stock	(34,600)	-	-					-
Stock compensation expense			341					341
Purchases of treasury stock				(5,460)	(6)			(6)
Balance January 28, 2012	33,914,711	339	90,013	(13,403,588)	(153,737)	(27,680)	104,936	13,871
Net loss							(8,510)	(8,510)
Minimum pension, SERP and postretirement liabilities, net of taxes of $0						(3,585)		(3,585)
Issuance of restricted stock	1,016,900	10	(10)					-
Cancellation of restricted stock	(23,400)	-	-					-
Stock compensation expense			718					718
Vesting of restricted stock units	69,999	1	(1)					-
Purchases of treasury stock				(3,825)	(3)			(3)
Balance January 26, 2013	34,978,210	$350	$90,720	(13,407,413)	$(153,740)	$(31,265)	$96,426	$2,491

The accompanying notes are an integral part of these consolidated statements.

Hancock Fabrics, Inc.
Consolidated Statements of Cash Flows

Years Ended January 26, 2013, January 28, 2012, and January 29, 2011
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net loss	$(8,510)	$(11,298)	$(10,461)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization, including cost of goods sold	5,352	6,068	6,538
Amortization of deferred loan costs	466	246	246
Amortization of note discount	3,136	2,331	2,331
Amortization of prepaid rent	271	249	181
Stock-based compensation	718	341	509
Inventory valuation reserve	(634)	(4,601)	6,650
Impairment on property and equipment, goodwill, and other assets	-	1,666	1,523
Loss on disposition of property and equipment	144	333	21
Other	(55)	(544)	-
Reorganization expense, net	-	-	485
Change in assets and liabilities:
Receivables and prepaid expenses	693	(756)	(1,352)
Inventories	(5,039)	(3,584)	(3,023)
Other assets	50	(223)	2,059
Accounts payable	(648)	1,508	(900)
Accrued liabilities	(2,353)	1,230	-
Postretirement benefits other than pensions	(963)	(956)	(869)
Pension and SERP liabilities	(3,138)	(3,783)	2,119
Other liabilities	(768)	(1,482)	686
Net cash (used in) provided by operating activities before reorganization activities	(11,278)	(13,255)	6,743
Net cash used for reorganization activites	-	-	(583)
Net cash (used in) provided by operating activities	(11,278)	(13,255)	6,160
Cash flows from investing activities:
Additions to property and equipment	(2,698)	(4,934)	(5,392)
Proceeds from the disposition of property and equipment	259	348	52
Net cash used in investing activities	(2,439)	(4,586)	(5,340)
Cash flows from financing activities:
Net (payments) borrowings on revolving credit facility	25,071	18,258	(489)
Net payments on notes	(8,206)	-	-
Payments for loan costs	(1,595)	-	-
Payments for pre-petition liabilities and other	(139)	(141)	(452)
Net cash provided by (used in) financing activities	15,131	18,117	(941)
Increase (decrease) in cash and cash equivalents	1,414	276	(121)
Cash and cash equivalents:
Beginning of year	2,648	2,372	2,493
End of year	$4,062	$2,648	$2,372
Supplemental disclosures:
Cash paid during the period for:
Interest	$3,648	$2,174	$2,174
Income taxes	-	42	390

Non-cash change in funded status of benefit plans	$(3,585)	$(10,008)	$(2,426)

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of January 26, 2013, Hancock operated 261 stores in 37 states and an internet store under the domain name hancockfabrics.com.  Hancock conducts business in one operating business segment.

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

Exit Financing

On the Effective Date, the Company closed on a $100.0 million senior revolving line of credit facility, as well as issued $20.0 million of floating rate secured notes and warrants to purchase 9,500,000 shares of the common stock of the Company. On November 15, 2012 portions of the credit facility were amended (See Note 7).

Claims Resolution and Plan Distributions

The Company resolved a majority of the claims against it prior to the Effective Date through settlement or by Court order. The claims resolution process has been completed and all known claims are resolved.

Accounting Impact

Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (ASC), ASC 852, “Reorganizations” provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This guidance was implemented in the accompanying consolidated financial statements. Under this guidance, the Company was not required to adopt the “fresh-start reporting” provisions of ASC 852 upon emergence from bankruptcy. Due to the Plan becoming effective and the claims reconciliation process being complete, there is little uncertainty as to the total amount to be distributed under the Plan.

Subsequent Distribution

During the fifty-two weeks ended January 28, 2012, the Company settled the two remaining claims totaling approximately $730,000.  As of January 26, 2013 and January 28, 2012, there are no known unresolved pre-petition obligations.

Note 3 - Summary of Significant Accounting Policies and Basis of Accounting

Consolidated Financial Statements include the accounts of Hancock and its wholly owned subsidiaries.  All inter-company accounts and transactions are eliminated. The Company maintains its financial records on a 52-53 week fiscal year ending on the last Saturday in January.  During fiscal 2012 we changed the fiscal year end date from the Saturday closest to January 31, to the last Saturday in January. Fiscal years 2012, 2011, and 2010 as used herein, refer to the years ended January 26, 2013, January 28, 2012, and January 29, 2011, respectively.  The fiscal years 2012, 2011, and 2010, contained 52 weeks.

Financial Statement presentation is in accordance with FASB ASC 852, “Reorganizations,” which provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance for the fiscal years ended January 26, 2013, January 28, 2012 and January 29, 2011.  Due to the Plan becoming effective and the claims reconciliation process being complete, there is little uncertainty as to the total amount to be distributed under the Plan.  As such, there are no known pre-petition liabilities as of January 26, 2013 or January 28, 2012 (See Note 2).

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

The 2010 earnings from discontinued operations resulted from the settlement of bankruptcy claims on stores that closed in prior years which qualified for discontinued operations under the requirements of ASC 360.  We have not allocated interest expense to discontinued operations.

Use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amount of revenues and expenses during the reporting period is required by management in the preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates and such differences could be material to the financial statements.

Revenue recognition occurs at the time of sale of merchandise to Hancock’s customers, in compliance with FASB ASC 605, “Revenue Recognition”.  Sales include the sale of merchandise at the Company’s retail stores and internet store, net of sales taxes collected and net of estimated customer returns.  The Company allows customers to return merchandise under most circumstances.  The reserve for returns was $137,000 at January 26, 2013 and $125,000 at January 28, 2012, and is included in accrued liabilities in the accompanying consolidated balance sheets.  The reserve is estimated based on the Company’s prior experience of returns made by customers.

Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company escheats a portion of unredeemed gift cards according to Delaware escheatment requirements that govern remittance of the cost of the merchandise portion of unredeemed gift cards over five years old. After reflecting the amount to be escheated, any remaining liability after 60 months (referred to as breakage) is relieved and recognized as a reduction of selling, general, and administrative expenses as an offset to the costs of administering the gift card program. The liability for gift cards is recorded in accrued liabilities and was $1.4 million at January 26, 2013 and $1.3 million at January 28, 2012.

Cost of goods sold includes merchandise, freight, and sourcing and warehousing costs.

Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having an initial maturity of three months or less, are classified as cash and cash equivalents.

Receivables include amounts due from customers for the sale of merchandise, amounts related to insurance claims, and amounts from financial institutions for credit card payments received for the sale of merchandise.  Receivables are stated net of the allowance for doubtful accounts, which was zero for both 2012 and 2011.  Bad debt expense is included in selling, general and administrative expenses and was insignificant in years 2012, 2011, and 2010.  Generally, past due receivables are charged interest and accounts are charged off against the allowance for doubtful accounts when deemed uncollectible.

Inventories consist of fabrics, sewing notions, and patterns held for sale and are stated at the lower of cost or market; cost is determined by the weighted average cost method.  The costs related to sourcing and warehousing as well as freight, duties, and fees related to purchases of inventories are capitalized into ending inventory with the net change recorded as a component of costs of goods sold.  At January 26, 2013 and January 28, 2012, inventories included such capitalized costs for sourcing and warehousing totaling $8.9 and $9.0 million, respectively.  During fiscal 2012, 2011, and 2010 the Company included in cost of goods sold $12.3, $12.3 million, $11.9 million, respectively, related to sourcing and warehousing costs, and $1.6 million, $1.9 million, and $2.0 million, respectively, related to depreciation and amortization expense.

Hancock provides for slow-moving or obsolete inventories throughout the year by marking down impacted inventory to its net realizable value.  In addition, Hancock records specific reserves when necessary to the extent that markdowns have not yet been reflected. During the fourth quarter of 2010, the Company initiated an aggressive strategy to address aged and unproductive inventory, which resulted in a charge of $6.7 million.   At January 26, 2013 and January 28, 2012, the amount of such reserves totaled $1.9 million and $2.5 million, respectively.

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

Long-lived asset impairment is assessed when events or changes in circumstances indicate impairment testing is warranted.  The assessment is performed at the individual store level by comparing the carrying value of the assets with their estimated future undiscounted cash flows in accordance with ASC 360, “Property, Plant and Equipment”.  If the undiscounted cash flows are less than the carrying value, the discounted cash flows or comparable fair values are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period.  Fair values are estimated based on the discounted cash flows plus the proceeds from the estimated liquidation values of the assets. During 2012, the Company determined there were no events that indicate the need for impairment testing. During 2011 and 2010, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent.  The net book value of long-lived assets other than goodwill, net of noncurrent liabilities for fiscal 2011 and fiscal 2010, was $2.0 million and $2.3 million, respectively, for stores deemed to be at least partially impaired, and the Company recorded total impairment charges of $1.4 million and $1.5 million, respectively,  primarily due to the operations of the related stores failing to produce adequate cash flows. Impairment charges are included in selling, general, and administrative expense in the accompanying consolidated statements of operations.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test for impairment.  First, a qualitative test is performed to determine if it is more likely that not that impairment has occurred.  If the qualitative test yields a 50% or greater probability that impairment has occurred then a two-step quantitative test is performed in which the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any.  In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess not to exceed the carrying amount of the goodwill.  The fair value of the reporting unit is estimated using the discounted present value of future cash flows.  Each of the stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Impairment of goodwill was required due to declining operating results and other factors during 2011 and 2010, and the Company recorded goodwill impairment charges of $259,000 and $71,000, respectively.  Prior to the implementation of ASC 350, “Intangibles-Goodwill and Other,” the Company amortized goodwill.  Gross goodwill of $4.7 million is presented net of  accumulated amortization of $1.0 million and total impairment of $0.8 million.

Accounts Payable, as of January 26, 2013 and January 28, 2012, includes $3.5 million and $3.1 million, respectively, for checks that are issued and outstanding.

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

Claims and Litigation. The Company evaluates claims for damages and records its estimate of liabilities when such liabilities are considered probable and an amount or range of possible loss can be reasonably estimated.

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

Advertising, including production costs, is charged to expense in the period in which advertising first takes place.  At January 26, 2013, $378,000 of advertising was reported as assets.  Advertising expense was $10.1 million for 2012, $9.6 million for 2011, and $10.1 million for 2010.

Pre-opening costs of new stores are charged to expense as incurred.

Earnings per share is presented for basic and diluted earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, which represent common shares outstanding, less treasury stock and non-vested restricted shares.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Hancock. For the fiscal years 2012, 2011 and 2010, basic and diluted earnings per share are the same because the Company was in a loss position and the effect of additional securities or contracts to purchase additional common stock would be anti-dilutive. As of January 26, 2013, warrants entitling the purchase of an aggregate 11,938,400 shares are outstanding.

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

Stock-based compensation expense, post adoption of FASB ASC 718, is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ for those estimates.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2012 presentation.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASI 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income, related to the presentation of the statement of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to report other comprehensive income and its components in the statement of changes in stockholders’ equity was eliminated. This guidance is effective for periods beginning after December 15, 2011 and must be retroactively applied to all reporting periods presented. We adopted this guidance effective January 29, 2012. Other than the change in presentation, this guidance did not have an impact on our consolidated results of operations, financial position or cash flows.

In July 2012, (“FASB”) issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This guidance provides companies the option to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform an annual quantitative impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this guidance in fiscal 2012 and its adoption did not have an impact on our consolidated results of operations, financial position or cash flows.

 Note 4 – Discontinued Operations

The Company closed three stores in 2012 and 2011 and one store in 2010, none of which qualified for discontinued operations treatment in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment”.  The 2010 income classified as discontinued operations relates to the adjustment of bankruptcy related claims on the 124 stores closed in 2007 that qualified for discontinued operations.

Note 5 - Property and Equipment (in thousands)

Property and Equipment consists of the following:

	2012	2011

Buildings and improvements	$25,899	$25,873
Leasehold improvements	5,975	6,015
Fixtures and equipment	62,921	63,655
Assets held for sale	74	324
	94,869	95,867
Accumulated depreciation and amortization	(62,511)	(60,805)
	32,358	35,062
Land	1,213	1,213
Total property and equipment, net	$33,571	$36,275

The Company recorded $3.7 million, $4.1 million, and $4.5 million of depreciation expense for the years 2012, 2011, and 2010, respectively.  The Company also expensed $1.6 million, $1.9 million, and $2.0 million, of depreciation to cost of sales in 2012, 2011, and 2010, respectively.

Assets held under capital leases amounted to $3.6 million at the end of fiscal years 2012 and 2011, respectively.  Accumulated depreciation related to these assets at the end of fiscal year 2012 and 2011, totaled $1.2 million and $1.0 million, respectively. Related depreciation expense amounted to $168,000, $165,000, and $170,000 for 2012, 2011, and 2010, respectively.

Note 6 - Accrued Liabilities (in thousands)

Accrued liabilities consist of the following:

	2012	2011

Property taxes	$2,921	$3,051
Workers' compensation and deferred compensation	2,914	3,255
Payroll and benefits	1,914	2,061
Short-term lease obligations	1,594	1,492
Gift card / merchandise credit liability	1,369	1,313
Medical claims, customer liability claims and property claims	1,109	1,448
Sales taxes	1,044	914
Accrued professional fees	88	1,427
Other	1,042	1,345
	$13,995	$16,306

Note 7 – Long-Term Debt Obligations

On November 15, 2012, the Company entered into an amended and restated loan and security agreement with its direct and indirect subsidiaries, General Electric Capital Corporation, as working capital agent, GA Capital, LLC, as term loan agent, and the lenders party thereto. The amended and restated loan and security agreement amends and restates the Company’s loan and security agreement dated as of August 1, 2008, and provides senior secured financing of $115 million, consisting of (a) an up to $100 million revolving credit facility (the "Revolver"), which includes a letter of credit sub-facility of up to $20.0 million, and (b) an up to $15 million term loan facility (the "Term Loan"). Availability of both the revolving credit facility and the term loan facility is determined by reference to the applicable borrowing base. Principal amounts outstanding under both the Revolver and the Term Loan are due and payable in full at maturity, on November 15, 2016, and bear interest at a rate equal to, at the option of the borrowers, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), or (b) a prime rate, in each case plus an applicable margin and adjusted for certain additional costs and fees. The initial applicable margin for borrowings under the Revolver is 2.25% with respect to the Eurodollar Rate and 1.25% with respect to the prime rate loans and under the Term Loan is 10.0% with respect to the Eurodollar Rate and 9.0% with respect to the prime rate loans. Starting on April 1, 2013, the applicable margins on the Revolver are subject to adjustment (up or down) prospectively for three calendar month periods based on the Company's average excess availability under the Revolver.

The Revolver and Term Loan is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal tangible and intangible assets of the Company.  As of January 26, 2013, the Company had outstanding borrowings under the Revolver of $41.4 million and $15.0 million under the Term Loan, and amounts available to borrow of $20.0 million.

At January 26, 2013, Hancock had commitments under the above credit facility of $0.7 million, under documentary letters of credit, which support purchase orders for merchandise.  Hancock also has standby letters of credit to guarantee payment of potential insurance claims.  These letters of credit amounted to $5.3 million as of January 26, 2013.

On November 20, 2012, the Company exchanged approximately $16.4 million aggregate principal amount of the Company’s outstanding $21.6 million of Floating Rate Series A Secured Notes (the “Existing Notes”) originally issued pursuant to an Indenture dated as of June 17, 2008 (the “2008 Indenture”) between the Company and Deutsche Bank National Trust Company (“DBNTC”), as trustee thereunder, for (a) the Company’s Floating Rate Series A Secured Notes Due 2017 in an aggregate principal amount of approximately $8.2 million (the “New Notes”) issued pursuant to an indenture dated as of November 20, 2012 between the Company and DBNTC, as trustee thereunder (the “New Indenture”), and (b) cash consideration in the aggregate amount of approximately $8.2 million. After completion of the exchange, approximately $5.1 million aggregate principal amount of Existing Notes remained outstanding under the 2008 Indenture.

The New Notes bear interest at a variable rate, adjusted quarterly, equal to a LIBOR rate plus 12% per annum until maturity on November 20, 2017. Under the terms of the New Indenture, the Company is required to pay interest on the New Notes in cash quarterly in arrears on February 20, May 20, August 20, and November 20 of each year with the first payment being due on February 20, 2013. The New Notes and the related guarantees provided by certain subsidiaries of the Company are secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets, in each case, subject to certain prior liens and other exceptions, but the New Notes are subordinated in right of payment in certain circumstances to all of the Company’s existing and future senior indebtedness, including the Company’s Amended and Restated Loan and Security Agreement, dated as of November 15, 2012.

On November 20, 2012, the Company also completed a warrant exchange with the exchanging holders pursuant to which the exchanging holders exchanged warrants to purchase an aggregate of up to 7,385,200 shares of the Company’s common stock issued pursuant to the master warrant agreement, dated as of June 17, 2008 for new warrants (the “New Warrants”) to purchase an aggregate of up to 9,838,000 shares of the Company’s common stock for an exercise price per share of $0.59. The New Warrants are exercisable at any time until November 20, 2019.

The number of warrant shares issuable upon exercise and exercise price per share is subject to adjustment in certain circumstances, including antidilution adjustments in the event of certain below or above market issuances. The New Warrants are also subject to repurchase upon certain fundamental change events in accordance with a specified Black-Scholes formula.

From August 1, 2008 through November 15, 2012 the Company operated under a financing arrangement with, General Electric Capital Corporation (along with certain of its affiliates, "GE Capital") whereby GE Capital provided the Company with a revolving line of credit (the "Prior Revolver") in the maximum amount of $100.0 million (the "Maximum Amount"). The Maximum Amount includes a letter of credit sub-facility of up to $20.0 million.

The Prior Revolver has a 60-month term. At the Company's option, all loans under the Prior Revolver bore interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. The applicable margins ranged from 0.0% to 2.375% depending on the nature of the borrowing under the Prior Revolver.

As of January 28, 2012, the Company had outstanding borrowings under the Prior Revolver of $31.3 million and amounts available to borrow of $31.5 million.

At January 28, 2012, Hancock had commitments under the above credit facility of $0.6 million, under documentary letters of credit, which support purchase orders for merchandise.  Hancock also has standby letters of credit to guarantee payment of potential insurance claims.  These letters of credit amounted to $4.9 million as of January 28, 2012.

In addition to the Prior Revolver, the Company issued $20.0 million of the Existing Notes on August 1, 2008. Interest on the Existing Notes is payable quarterly at LIBOR plus 4.50%. The Existing Notes mature 5 years from the date of issuance (August 1, 2013), are subordinated to the Prior Revolver, and are secured by a junior lien on all of the Company’s assets. Purchasers of the Existing Notes also received a warrant to purchase shares of common stock.  These warrants representing 9.5 million shares were issued in conjunction with the Existing Notes and were exercisable upon the date of issuance (August 1, 2008) for $1.12 per share and terminate 5 years from the date of issuance (August 1, 2013).  The warrants were valued at $11.7 million using the Black-Scholes option pricing model (term of 5 years, risk-free interest rate of 3.75%, expected volatility of 72%, and 0% dividend) and were recorded as a discount on Long-term debt obligations.  The balance was being amortized to interest expense through the maturity date of the Existing Notes.  The unamortized discount attributable to the remaining outstanding Existing Notes at January 26, 2013, totaled approximately $379,000. As discussed above, warrants issued in August 2008 to purchase an aggregate of up to 7,385,200 shares were exchanged for New Warrants on November 20, 2012.  As of January 26, 2013, of the warrants issued in August 2008, there remain outstanding warrants to purchase up to 2,100,400 shares of common stock.

As of January 26, 2013, the outstanding balance of the Existing Notes was $5.1 million. The Existing Notes were retired on January 31, 2013.

Note 8 - Long-Term Leases

Hancock leases its retail fabric store locations mainly under non-cancelable operating leases expiring at various dates through 2024.  Four of the Company’s stores qualify for capital lease treatment.  Two of the leases expire in 2020; the others expire in 2016 and 2021.

Rent expense consists of the following (in thousands):

	2012	2011	2010

Minimum rent	$21,949	$21,563	$21,125
Common area maintenance	2,018	2,053	2,055
Stepped rent adjustment	(61)	(12)	108
Equipment leases	405	455	402
Additional rent based on sales	51	96	85
Taxes	3,838	4,036	4,321
Insurance	385	356	354

	$28,585	$28,547	$28,450

The amounts shown in the minimum rental table below reflect only future minimum rent payments required under existing store operating leases and income from non-cancelable sublease rentals.  In addition to those obligations, certain of Hancock’s store operating leases require payment of pass-through costs such as common area maintenance, taxes, and insurance.

Future minimum rental payments under all operating and capital leases as of January 26, 2013, are as follows (in thousands):

	Operating Leases
Fiscal Year	Payments	Sublease Rentals	Capital Leases
2013	$21,393	$(220)	$472
2014	17,117	(203)	472
2015	14,653	(203)	472
2016	11,689	(180)	430
2017	8,149	(36)	371
Thereafter	12,309	-	2,465
Total minimum lease payments (income)	$85,310	$(842)	4,682

Less imputed interest			(1,766)
Present value of capital lease obligations			2,916
Less current portion			(109)
Long-term capital lease obligations			$2,807

Note 9 - Income Taxes

The components of income tax expense are as follows (in thousands):

	2012	2011	2010
Currently payable
Federal	$-	$-	$42
State	-	-	-
Total currently payable	$-	$-	$42

Deferred
Federal	$-	$-	$-
State	-	-	-
Total deferred	$-	$-	$-

Total expense	$-	$-	$232

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2012	2011	2010

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	3.1	3.1	1.3
Other permanent differences	(0.5)	(0.5)	(0.2)
Valuation allowance	(37.6)	(37.6)	(36.1)
Other	-	-	(2.3)
Effective tax rate	-%	-%	(2.3	) %

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

The deferred tax assets are comprised of the following (in thousands):

	2012	2011
Deferred tax assets:
NOL carryforward	$25,965	$21,048
Pension and other postretirement benefits	17,386	18,242
Deferred compensation	2,672	2,627
Reserves and accruals	2,278	2,328
Inventory valuation method	4,285	4,138
Property and equipment	2,256	2,149
Other	(1,079)	(957)
Total deferred tax asset	53,763	49,575
Valuation allowance	(53,763)	(49,575)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. At January 26, 2013, the Company had a usable net operating loss carryforward of approximately $58.9 million for federal income tax purposes, which will be available to offset future taxable income until they expire between 2027 and 2032, and a usable $175.0 million net operating loss carryforward for state income tax purposes, which will be available to offset future taxable income until they expire between 2013 and 2032.  The Company recognizes its pension and other postretirement benefit liabilities as a deferred tax asset but since the realization of such tax benefit is contingent upon the future payment of such amounts, a full valuation allowance is established for these deferred tax assets.

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

The Company classifies interest and penalties related to uncertain tax positions as a component of tax expense.  At January 26, 2013, the Company had no unrecognized tax differences which should have impacted the effective tax rate in fiscal 2012.  No interest and penalties were included in the balance sheet or statement of operations as of or for the year ended January 26, 2013. As of January 26, 2013, the Company files tax returns with the Federal government and approximately 37 different states. There currently are no tax audits in process. The Company believes that as part of its emergence from Chapter 11 it is substantially protected against any tax claims made prior to the bankruptcy filing.

Note 10 - Other Liabilities

Other liabilities consisted of the following (in thousands):

	2012	2011
Long-term workers' compensation and deferred compensation	$3,156	$3,851
Long-term stepped rent accrual	1,859	1,936
Asset retirement obligation	311	312
Other	241	329
	$5,567	$6,428

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

Stock Repurchase Plan.  In prior years, Hancock has repurchased approximately 13.4 million shares of its Common Stock.  There are 243,327 shares available for repurchase as of January 26, 2013, under the most recent authorization.

Warrants.  In August 2008, Hancock issued warrants to purchase up to 9.5 million shares in conjunction with the Existing Notes (See Note 7). Each warrant entitles the holder to purchase shares at an exercise price of $1.12 per share and has an expiration date of August 1, 2013. On November 20, 2012, the Company completed a warrant exchange with the exchanging holders pursuant to which the exchanging holders exchanged warrants to purchase an aggregate of up to 7,385,200 shares of the Company’s common stock issued pursuant to the master warrant agreement, dated as of June 17, 2008 for new warrants (the “New Warrants”) to purchase an aggregate of up to 9,838,000 shares of the Company’s common stock for an exercise price per share of $0.59. The New Warrants are exercisable at any time until November 20, 2019, As of January 26, 2013, warrants for 2,100,400 shares at an exercise price of $1.12 and New Warrants for 9,838,000 shares at an exercise price of $0.59 are outstanding.

Note 12 – Earnings per Share
A reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share follows (in thousands, except per share amounts):

	Years Ended
	January 26, 2013			January 28, 2012			January 29, 2011
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic and diluted EPS
Loss available to common shareholders	$(8,510)	20,046	$(0.42)	$(11,298)	19,846	$(0.57)	$(10,461)	19,684	$(0.53)

Certain options to purchase shares of Hancock’s common stock totaling 1,680,000, 990,000 and 494,000, shares were outstanding during the fiscal years 2012, 2011, and 2010, respectively, but were not included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average price of common shares.  Additionally, securities totaling 12,096,000, 10,070,000 and 10,846,000 equivalent shares were excluded in 2012, 2011 and 2010, respectively as such shares were anti-dilutive.

Note 13 – Stock-Based Compensation
The Company’s stock-based compensation consists of compensation for stock options and restricted stock.  Total cost for stock-based compensation included in net loss was $718,000 for 2012, $341,000 for 2011, and $509,000 for 2010.

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

On April 16, 2009, the Stock Plan Committee of the Company’s Board of Directors amended the 2001 Plan, as amended and restated, to provide for the issuance of stock options under the terms of the Long Term Incentive Plan. In general, the Long Term Incentive Plan provides for the granting of stock options with vesting over three years conditional on achieving annual performance goals as determined by the Board of Directors. If the goals are not achieved, the shares available for vesting that year are forfeited. As of January 26, 2013, a total of 484,623 shares remain available for grant under the 2001 Plan, as amended and restated.

A summary of stock option activity in the plan for the years ended 2012, 2011, and 2010 follows:

	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	933,366	$3.48	1,377,682	$3.19	1,545,804	$3.17

Granted	1,540,930	$.77	147,497	$1.06	168,593	$1.75

Forfeited / canceled	(511,259)	$3.97	(583,814)	$2.79	(293,204)	$2.99

Exercised	-	$-	(7,999)	$.65	(43,511)	$.84

Shares outstanding, vested, and expected to vest at end of year	1,645,914

Outstanding at end of year	1,963,037	$1.50	933,366	$3.48	1,377,682	$3.19

Exercisable at end of year	576,102	$3.15	661,199	$4.34	677,586	$5.13

The total intrinsic value of shares exercised during the years 2012, 2011 and 2010 was $0, $2,000 and $23,000, respectively.  Cash proceeds from stock options exercised were $0 during the year 2012. The tax benefit related to stock option exercises will not be recognized until the net operating loss carryforward has been utilized.

For shares outstanding, vested, and expected to vest the intrinsic value is $800 and the weighted average remaining contractual life is 3.31 years at January 26, 2013.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes Option Valuation Model with the following weighted average assumptions:

	2012	2011	2010

Weighted average grant-date fair value	$0.38	$0.72	$1.75
Assumptions:
Expected dividend yield	0%	0%	0%
Expected volitility	102.0%	99.0%	102.0%
Risk-free interest rate	0.38%	1.05%	1.50%
Expected option life (in years)	2.41	4.19	3.98

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

Expected Lives — This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of seven years. An increase in the expected life will increase compensation expense.

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

A summary of the outstanding and exercisable options as of January 26, 2013, follows:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding at 1/26/13	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at 1/26/13	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$0.40	to	$0.65	337,865	6.00	$0.55	66,419		$0.60
$0.81	to	$1.275	1,274,972	5.95	$0.87	185,068		$0.93
$1.295	to	$2.21	251,000	2.66	$1.56	228,583		$1.57
$2.43	to	$12.20	57,200	1.85	$10.31	54,032		$10.73
$15.84	to	$15.84	42,000	.36	$15.84	42,000		$15.84

$0.40	to	$15.84	1,963,037	4.60		576,102	3.27

Intrinsic value			$800			$783

Restricted Stock.  The 2001 Plan, as amended and restated, authorized the granting of up to 6,300,000 shares of restricted stock or stock options. During 2012, 2011, and 2010, restricted shares or restricted stock units totaling 1,773,519, 474,857, and 167,000, respectively, were issued to directors, officers and key employees under the 2001 Plan. Compensation expense related to restricted stock issued is recognized over the period for which restrictions apply.

A summary of the status of the Company’s non-vested restricted stock as of January 26, 2013, and changes during 2012, is presented below:

Nonvested Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value
Nonvested shares at January 28, 2012	602,357	$1.14
Granted	1,773,519	$0.85
Vested	(470,513)	$1.01
Forfeited	(255,018)	$0.94
Nonvested shares at January 26, 2013	1,650,345	$0.90

As of January 26, 2013, there was $964,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the years ended January 26, 2013, January 28, 2012, and January 29, 2011 was $477,000, $200,000, and $400,000, respectively.

Note 14 – Employee Benefit Plans

Defined Benefit Plans

Effective February 3, 2007, the Company began recognizing the funded status of its defined benefit plans in accordance with FASB ASC 715, “Compensation-Retirement Benefits,” (“ASC 715”). ASC 715 requires the Company to display the net over-or-underfunded position of a defined benefit plan as an asset or liability with any unrecognized prior service costs, transition obligations, or actuarial gains/losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

Changes in projected benefit obligation and fair value of plan assets (in thousands)

	Retirement Plan		SERP

	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$92,041	$84,018	$1,051	$1,000
Service cost	600	505	-	-
Interest cost	4,153	4,505	45	51
Benefits paid	(5,580)	(4,725)	(74)	(74)
Plan expenses paid	(855)	(632)	-	-
Actuarial loss	4,927	8,370	56	74
Benefit obligation at end of year	$95,286	$92,041	$1,078	$1,051

Change in plan assets
Fair value of plan assets at beginning of year	$57,335	$54,438
Actual return on plan assets	5,263	2,555
Employer Contributions	5,012	5,699
Plan expenses paid	(855)	(632)
Benefits paid	(5,580)	(4,725)
Fair value of plan assets at end of year	$61,175	$57,335

Funded Status

The funded status and the amounts recognized in Hancock’s consolidated balance sheet for the retirement plans based on an actuarial valuation were as follows (in thousands):

	Retirement Plan		SERP

	2012	2011	2012	2011

Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$-	$-	$74	$74
Non-current liabilities	34,111	34,707	1,004	976
Net Liability at end of year	$34,111	$34,707	$1,078	$1,050

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$41,838	$39,313	$365	$234

The actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the following fiscal year is $1,455,000 for the Retirement Plan and $13,000 for the SERP and the estimated prior service cost/(credit) for both plans will be zero.

Components of net periodic benefit cost (in thousands)

	Retirement Plan			SERP

	2012	2011	2010	2012	2011	2010

Service cost	$600	$506	$428	$-	$-	$-
Interest cost	4,153	4,505	4,563	45	51	53
Expected return on plan assets	(4,153)	(4,039)	(3,831)	-	-	-
Actuarial loss	1,293	961	976	11	7	6
Net periodic benefit cost	$1,893	$1,933	$2,136	$56	$58	$59

Other changes in plan assets and benefit obligation recognized in other comprehensive loss (in thousands)

	Retirement Plan		SERP

	2012	2011	2012	2011

Net actuarial loss	$3,818	$9,854	$56	$74
Reversal of amortization - net actuarial gain	(1,293)	(961)	(10)	(8)
Total recognized in other comprehensive loss	$2,525	$8,893	$46	$66

Accumulated benefit obligation

The accumulated benefit obligation for the retirement plan was $95.3 million and $92.0 million at the measurement dates of January 26, 2013, and January 28, 2012, respectively.  The accumulated benefit obligation for the SERP was $1.1 million at the measurement dates of January 26, 2013 and January 28, 2012.

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	Retirement Plan		SERP
	2012	2011	2012	2011

Discount rate	4.31%	4.74%	4.03%	4.53%
Expected Long-Term Rate of Return	6.72%	7.50%	N/A	N/A
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

Weighted-average actuarial assumptions used in the valuations to determine net periodic benefit cost were as follows:

	Retirement Plan			SERP

	2012	2011	2010	2012	2011	2010

Discount rate	4.74%	5.52%	5.80%	4.53%	5.22%	5.55%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on assets	7.50%	7.50%	7.50%	N/A	N/A	N/A

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

(in thousands)	Plan Assets
	January 26, 2013
	Level 1	Level 2	Total	Target Allocation
Equity securities	$26,521	$9,446	$35,967	60%
Fixed Income
Mutual funds	23,829	-	23,829
Cash and Equivalents	1,379	-	1,379
	25,208	-	25,208	40%

Total	$51,729	$9,446	$61,175	100%

	Plan Assets
	January 28, 2012
	Level 1	Level 2	Total	Target Allocation
Equity securities	$25,453	$8,614	$34,067	60%
Fixed Income
Mutual funds	21,686	-	21,685
Cash and Equivalents	1,583	-	1,583
	23,269	-	23,268	40%

Total	$48,722	$8,614	$57,335	100%

Contributions

Hancock made contributions of $5.0 million during 2012 and expects to make contributions of $5.4 million to the retirement plan during 2013.  This estimate is based on many assumptions including asset values, actual rates of return on plan assets, assumed discount rates, projected census data, and recently passed legislation regarding funding requirements.  Accordingly, actual contribution amounts could vary greatly from the estimated amounts.

Contributions to the SERP are made as benefits are paid.

Estimated Future Benefit Payments (in thousands)

	Retirement Plan	SERP
2013	$5,382	$74
2014	5,480	74
2015	5,586	74
2016	5,704	74
2017	5,787	74
Years 2018 through 2022	29,710	371

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

Changes in Accumulated Postretirement Benefit Obligation (in thousands)

	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$2,578	$2,490
Service cost	59	64
Interest cost	113	126
Benefits paid	(469)	(444)
Actuarial (gain)/loss	82	54
Plan participant contributions	301	288
Total	$2,664	$2,578

Funded Status

The funded status and the amounts recognized in Hancock’s consolidated balance sheets for other postretirement benefits based on an actuarial valuation were as follows (in thousands):

	2012	2011
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$183	$149
Non-current liabilities	2,481	2,429
Net liability at end of year	$2,664	$2,578

Amounts recognized in Accumulated other comprehensive income
Prior service credit	$(3,907)	$(4,617)
Net actuarial (gain)/loss	(1,814)	(2,118)
Total	$(5,721)	$(6,735)

Components of net periodic benefit cost (in thousands)

	2012	2011	2010

Service costs	$59	$64	$75
Interest costs	113	126	132
Amortization of prior service credits	(710)	(724)	(795)
Amortization of net actuarial gain	(223)	(270)	(254)
Net periodic postretirement costs gain	$(761)	$(804)	$(842)

The estimated prior service credit and actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the following fiscal year are $722,000 and $190,000, respectively.

Other changes in the benefit obligation recognized in other comprehensive loss (in thousands)

	2012	2011

Net actuarial (gain)/loss	$82	$54
Reversal of amortization - net actuarial loss	223	270
Reversal of amortization - prior service cost	710	725
Total recognized in other comprehensive loss	$1,015	$1,049

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	2012	2011

Discount rate	4.35%	4.81%
Rate of increase in compensation levels	2.50%	2.50%

Weighted-average actuarial assumptions used in the valuations to determine net periodic benefit cost were as follows:

	2012	2011	2010

Discount rate	4.81%	5.61%	5.84%
Expected return on plan assets	N/A	N/A	N/A
Rate of increase in compensation levels	2.50%	2.50%	2.50%

The discount rate is the rate used to determine the present value of the Company’s future benefit obligation for its postretirement benefit plan.  The discount rate selected for each plan was developed using the expected cash flows and the Aon Hewitt AA Above Median Curve at the plan’s measurement date.

Assumed Health Care Cost Trend Rates

	2012	2011
Health care cost trend rate assumed for next year	8.50%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate at which it is assumed to remain	2020	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest costs	$9	$(8)
Effect on postretirement benefit obligation	96	(86)

Contributions

Hancock currently contributes to the plan as medical and dental benefits are paid. The Company expects to continue to do so in 2013 for all eligible present or future retirees electing to pay the estimated cost of medical/dental/life insurance coverage provided by the Company.  Claims paid in fiscal 2012, 2011, and 2010, net of employee contributions, totaled $160,000, $156,000, and $37,000, respectively.  Such claims include, in the case of postretirement life benefits, net premiums paid to a life insurance company and, in the case of medical and dental benefits, actual claims paid by the Company on a self-insured basis.

Estimated Future Benefit Payments (in thousands)

Net Payments
2013	$183
2014	168
2015	169
2016	170
2017	184
Years 2018 through 2022	921

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

Note 16 – Related Party Transactions

On November 20, 2012, we completed a warrant exchange with certain warrant holders pursuant to which the exchanging holders exchanged warrants to purchase an aggregate of up to 7,385,200 shares of our common stock (the “Old Warrants”) issued pursuant to the master warrant agreement, dated as of June 17, 2008 for new warrants (the “New Warrants”) to purchase an aggregate of up to 9,838,000 shares of our common stock for an exercise price per share of $0.59. The New Warrants are exercisable at any time until November 20, 2019.

Carl E. Berg (a former non-executive Chairman of our Board of Directors) is the beneficial owner of more than 5% of our common stock through either controlling or majority interest and/or controlling investment management in Berg & Berg Enterprises, LLC and Lightpointe Communications, Inc. (“Lightpointe”).  In the warrant exchange, Lightpointe exchanged Old Warrants for a New Warrant to purchase 4,860,400 shares of our common stock.

As the managing member of Lenado Capital Advisors, LLC (“Lenado Advisors”); SPV UNO, LLC (“SPV Uno”); and SPV Quatro, LLC (“SPV Quatro”); the sole member of the managing member of Lenado Capital, LLC (“Lenado Capital”); and the owner, directly or indirectly, of a majority of the membership interests in each of Lenado Advisors, Lenado Capital, SPV UNO and SPV Quatro, Nikos Hecht may be deemed to be the controlling person of Lenado Advisors, Lenado Capital, SPV UNO and SPV Quatro and, through Lenado Capital, Series A of Lenado Capital Partners, L.P. (“Lenado Partners”) and Lenado DP, Series A of Lenado DP, L.P. (“Lenado DP”).  Mr. Hecht, Lenado Advisors, Lenado Capital, Lenado Partners and SPV Quatro are each the beneficial owners of more than 5% of our common stock.  In the warrant exchange, Lenado DP exchanged Old Warrants for a New Warrant to purchase 566,400 shares of our common stock; SPV Uno exchanged Old Warrants for a New Warrant to purchase 232,000 shares of our common stock; SPV Quatro exchanged Old Warrants for a New Warrant to purchase 1,984,800 shares of our common stock; and Lenado Partners exchanged Old Warrants for a New Warrant to purchase 2,194,400 shares of our common stock.

On November 20, 2012, we also exchanged approximately $16.4 million aggregate principal amount of the Existing Notes held by the related parties for approximately $8.2 million of New Notes and cash consideration of approximately $8.2 million, see “Note 7 – Long-Term Debt Obligations.”

We did not enter into any other material transactions with related parties during fiscal years 2012, 2011, or 2010.

Note 17 – Subsequent Event

Subsequent to fiscal year end, on January 31, 2013 the Company retired the remaining $5.1 million of Existing Notes outstanding under the 2008 Indenture and wrote off the related unamortized discount of $379,000. The funds to retire this debt were from the Revolver and did not reduce the amounts available to borrow of $20.0 million, which already had the debt retirement reserved.

Management is not aware of any additional subsequent events which should be reported, through the date of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hancock Fabrics, Inc.

We have audited the accompanying consolidated balance sheets of Hancock Fabrics, Inc. (a Delaware Corporation) (the “Company”) as of January 26, 2013 and January 28, 2012, and the related statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years ended January 26, 2013, January 28, 2012, and January 29, 2011.  Our audits also included the financial statement schedule listed in Item 15(a) (2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hancock Fabrics, Inc. as of January 26, 2013 and January 28, 2012, and the results of their operations and their cash flows for the years ended January 26, 2013, January 28, 2012, and January 29, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/Burr Pilger Mayer, Inc.
San Francisco, California
April 26, 2013

QUARTERLY FINANCIAL DATA (unaudited)
Years ended January 26, 2013 and January 28, 2012
(in thousands, except per share amounts)

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012		Fourth Quarter 2012
Sales	$63,944	$60,455	$71,866		$81,724

Gross profit	26,101	25,925	28,182		31,929

Selling, general and administrative expense	26,351	27,010	28,103	(a)	28,189	(b)
Depreciation and amortization	937	936	933		911

Interest expense	1,223	1,286	1,385		3,383	(c)

Net loss	$(2,410)	$(3,307)	$(2,239)		$(554)

Comprehensive loss	$(2,314)	$(3,210)	$(2,144)		$(4,427)

Basic and dilutive loss per share (1)	$(0.12)	$(0.17)	$(0.11)		$(0.03)

(a)	Includes charge of $398 for contract arbitration costs.
(b)	Includes charge of $15 for contract arbitration costs.
(c)	Includes one-time non-comparable charge of $1,488 for loan closing related costs.

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Sales	$61,977	$57,789	$70,790	$81,437

Gross profit	27,372	25,371	30,806	29,176

Selling, general and administrative expense	27,340	27,084	28,517	32,106	(d)
Depreciation and amortization	1,037	1,029	1,046	1,028

Interest expense	1,147	1,184	1,283	1,222

Net loss	$(2,152)	$(3,926)	$(40)	$(5,180)

Comprehensive income (loss)	$(2,176)	$(3,951)	$3	$(15,182)

Basic and dilutive loss per share (1)	$(0.11)	$(0.20)	$(0.00)	$(0.26)

(d)	Includes one-time non-comparable charge of $401 for severance related costs, $300 for relocation costs, $1,614 for contract arbitration costs, and $1,666 for asset impairment.
(1)	Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.

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

As of the end of the period covered by this report (January 26, 2013), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of January 26, 2013.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 26, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Hancock’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 26, 2013. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 26,2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 26, 2013.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Management Review and Compensation Committee Charter as well as the Corporate Governance and Nominating Committee Charter are available free of charge on the Company’s website at www.hancockfabrics.com. We will also provide copies of these documents free of charge upon request. We intend to provide disclosures regarding amendments to or waivers of a provision of our Code of Business Conduct and Ethics by disclosing such information on our website within four business days following the amendment or waiver as required by applicable law.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 26, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 26, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 26, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 26, 2013.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      (1)            Financial Statements

The Consolidated Financial Statements of the Company are set forth in Item 8 of this Report beginning on page 37.

(a)      (2)            Financial Statement Schedules

Schedule II – Valuation and qualifying accounts. (see page 76 of this Report)

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

3.1	a		Amended and Restated Certificate of Incorporation
3.2	j		Amended and Restated By-Laws
4.1	f	ª	Amendment to Amended and Restated Rights Agreement dated November 13, 2009
4.2	b	ª	Amendment No. 2, dated March 20, 2006, to the Amended and Restated Rights Agreement
4.3	b	ª	Amended and Restated Rights Agreement with Continental Stock Transfer & Trust Company as amended through March 20, 2006
4.4	c		Specimen representing the Common Stock, par value $0.01 per share, of Hancock Fabrics, Inc.
4.5	c		Indenture dated June 17, 2008 between Hancock Fabrics, Inc. and Deutsche Bank National Trust Company
4.6	c		Master Warrant Agreement dated June 17, 2008 between Hancock Fabrics, Inc. and Continental Stock Transfer & Trust Company
4.7	c		Specimen representing the Floating Rate Secured Notes of Hancock Fabrics, Inc.
4.8	c		Specimen representing the Warrants of Hancock Fabrics, Inc. issued on August 1, 2008
4.9	c		Form of Subscription Certificate for Rights
4.10	l		Master Warrant Agreement dated November 15, 2012 by and among Hancock Fabrics, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.
4.11	l		Specimen Warrant Certificate representing the Warrants under the Master Warrant Agreement dated November 15, 2012 (included as an Exhibit to Exhibit 4.10).
4.12	l		Indenture dated November 20, 2012 by and among Hancock Fabrics, Inc. and Deutsche Bank National Trust Company, as trustee.
4.13	l		Form of Note Exchange Agreement dated as of November 15, 2012.
4.14	l		Form of Warrant Exchange Agreement.
10.1	e		Form of Indemnity Agreement (Directors and Executive Officers)
10.2	d	ª	Supplemental Retirement Plan, as amended

10.3	i	ª	Employment Agreement with Steven R. Morgan, effective as of October 17, 2011
10.4	h	+
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

10.5	h	ª	Form of Change in Control Agreement (Senior Vice Presidents)
10.6	i	ª	Form of Restricted Stock Agreement
10.7	i	ª	Form of Nonqualified Stock Option Agreement
10.8	i	ª	Form of Nonqualified Stock Option Agreement (Performance Vesting)
10.9	*	ª	Form of Restricted Stock Unit Award Agreement (Performance Vesting)
10.10	*	ª	Form of Restricted Stock Unit Award Agreement (Time Vesting)
10.11	*	ª	Form of Nonqualified Stock Option Agreement (Performance Vesting), as amended
10.12	*	ª	Form of Nonqualified Stock Option Agreement (Time Vesting)
10.13	h	ª	Second Amendment to the Hancock Fabrics, Inc. Supplemental Retirement Benefit Plan
10.14	h	ª	Amended and Restated 2001 Stock Incentive Plan, effective as of January 30, 2011
10.15	h	ª	Short Term Incentive Plan, effective as of January 30, 2011
10.16	h	ª	Form of Change in Control Agreement (Executive Vice Presidents)
10.17	g	ª	Employment Letter Agreement with Susan van Benten
10.18	*	ª	Offer Letter dated December 2, 2011 between Hancock Fabrics, Inc. and Dennis Lyons as Senior Vice President, Store Operations
10.19	k
Amended and Restated Loan and Security Agreement dated November 15, 2012 by and among Hancock Fabrics, Inc., HF Merchandising, Inc., Hancock Fabrics of MI, Inc., Hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc., HF Resources, Inc., the lenders from time to time party thereto, General Electric Capital Corporation, as working capital agent, and GA Capital, LLC, as term loan agent

10.20	*	♠	Offer Letter dated February 14, 2013 between Hancock Fabrics, Inc. and James B. Brown as Executive Vice President and Chief Financial Officer
21	*		Subsidiaries of the Registrant.
23.1	*		Consent of Burr Pilger Mayer, Inc. – an Independent Registered Public Accounting Firm
31.1	*		Certification of Chief Executive Officer.
31.2	*		Certification of Chief Financial Officer.
32	*		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101 INS#			XBRL Instance Document

101 SCH#			XBRL Taxonomy Extension Schema Document

101 CAL#			XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF#			XBRL Taxonomy Extension Definition Linkbase Document

101 LAB#			XBRL Taxonomy Extension Label Linkbase Document

101 PRE#			XBRL Taxonomy Extension Presentation Linkbase Document

#Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

* Filed herewith.
+ Information redacted pursuant to a confidential treatment request. Omitted portions have been filed separately with the SEC.

Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a	Form 8–K filed July 31, 2008

b	Form 8–K filed March 22, 2006

c	Form S-1/A filed June 19, 2008

d	Form 10–K filed April 25, 1995 (File No. 001-09482)

e	Form 10–K filed April 10, 2009

f	Form 8–K filed November 17, 2009

g	Form 8–K filed September 21, 2010

h	Form 10–K filed April 26, 2011

i	Form 10–K filed April 20, 2012

j	Form 8–K filed June 8, 2012

k	Form 8–K filed November 19, 2012

l	Form 8–K filed November 21, 2012

ª	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK FABRICS, INC.

By	/s/ Steven R. Morgan
Steven R. Morgan
Director and President and Chief Executive Officer
(Principal Executive Officer)
April 26, 2013

By	/s/ James B. Brown
James B. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
April 26, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Steven R. Morgan	April 26, 2013
Steven R. Morgan
Director and President and
Chief Executive Officer
(Principal Executive Officer)

/s/ James B. Brown	April 26, 2013
James B. Brown
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Steven D. Scheiwe	April 26, 2013
Steven D. Scheiwe
Director

/s/ Sam P. Cortez	April 26, 2013
Sam P. Cortez
Director

/s/ Neil S. Subin	April 26, 2013
Neil S. Subin
Director

HANCOCK FABRICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS 2012, 2011, AND 2010
(In thousands)

		Additions
	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance Ending of Year
For the year ended January 26, 2013
Allowance for doubtful accounts	-	-	-	-	-
Reserve for sales returns	125	49	-	(37)	137
Reserves for store closings	-	-	-	-	-
Asset retirement obligations	312	-	-	(1)	311

For the year ended January 28, 2012
Allowance for doubtful accounts	-	-	-	-	-
Reserve for sales returns	122	3	-	-	125
Reserves for store closings	89	-	(5)	(84)	-
Asset retirement obligations	314	1	(3)		312

For the year ended January 29, 2011
Allowance for doubtful accounts	-	-	-	-	-
Reserve for sales returns	109	13	-	-	122
Reserves for store closings	346	-	-	(257)	89
Asset retirement obligations	314	1	-	(1)	314