Form 10-Q
period 2013-04-27
HANCOCK FABRICS INC
filed 2013-06-11
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [ ]

As of May 30, 2013, there were 21,602,055, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Table of Contents

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(in thousands, except for share amounts)	April 27, 2013	April 28, 2012	January 26, 2013 (1)
Assets
Current assets:
Cash and cash equivalents	$2,315	$2,502	$4,062
Receivables, less allowance for doubtful accounts	3,796	4,262	3,817
Inventories, net	100,191	97,753	101,245
Prepaid expenses	2,596	3,301	2,552
Total current assets	108,898	107,818	111,676

Property and equipment, net	33,238	35,384	33,571
Goodwill	2,880	2,880	2,880
Other assets	2,632	1,468	2,405
Total assets	$147,648	$147,550	$150,532

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,334	$21,303	$18,702
Accrued liabilities	13,854	14,432	13,995
Total current liabilities	31,188	35,735	32,697

Long-term debt obligations, net	69,338	54,139	69,374
Capital lease obligations	2,740	2,921	2,807
Postretirement benefits other than pensions	2,493	2,359	2,481
Pension and SERP liabilities	34,073	34,453	35,115
Other liabilities	5,509	6,257	5,567
Total liabilities	145,341	135,864	148,041
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 35,038,610, 34,825,211, and 34,978,210 issued and 21,602,055 21,420,131 and 21,570,797 outstanding, respectively	351	348	350
Additional paid-in capital	90,877	90,134	90,720
Retained earnings	95,959	102,526	96,426
Treasury stock, at cost, 13,436,555, 13,405,080, and 13,407,413 shares held, respectively	(153,754)	(153,738)	(153,740)
Accumulated other comprehensive loss	(31,126)	(27,584)	(31,265)
Total shareholders' equity	2,307	11,686	2,491
Total liabilities and shareholders' equity	$147,648	$147,550	$150,532

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 26, 2013.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)	Thirteen Weeks Ended April 27, 2013	Thirteen Weeks Ended April 28, 2012
Net sales	$63,741	$63,944
Cost of goods sold	34,764	37,843
Gross profit	28,977	26,101
Selling, general and administrative expenses	26,799	26,351
Depreciation and amortization	889	937
Operating income (loss)	1,289	(1,187)
Interest expense	1,756	1,223
Loss before income taxes	(467)	(2,410)
Income taxes	-	-
Net loss	$(467)	$(2,410)

Other comprehensive income
Minimum pension, SERP and OPEB liabilities, net of taxes of $0	$139	$96
Comprehensive loss	$(328)	$(2,314)
Basic and diluted loss per share:

Net loss per common share, basic and diluted	$(.02)	$(.12)

Weighted average shares outstanding, basic and diluted	20,440	19,913

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Others Comprehensive	Total Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance January 26, 2013	34,978,210	$350	$90,720	$96,426	(13,407,413)	$(153,740)	$(31,265)	$2,491
Net loss				(467)				(467)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							139	139
Issuance of restricted stock	64,000	1	-					1
Cancellation of restricted stock	(3,600)	-	(2)					(2)
Purchase of treasury stock					(29,142)	(14)		(14)
Stock-based compensation expense			159					159
Balance April 27, 2013	35,038,610	$351	$90,877	$95,959	(13,436,555)	$(153,754)	$(31,126)	$2,307

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Thirteen Weeks Ended
(in thousands)	April 27, 2013	April 28, 2012
Cash flows used in operating activities:
Net loss	$(467)	$(2,410)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation and amortization, including cost of goods sold	1,195	1,394
Amortization of deferred loan costs	184	62
Amortization of note discount	379	583
Stock-based compensation	159	130
Inventory valuation reserve	265	342
Other	19	135
Change in assets and liabilities:
Receivables and prepaid expenses	(23)	(501)
Inventories	697	(2,203)
Other assets	(458)	6
Accounts payable	(1,368)	1,953
Accrued liabilities	(129)	(1,860)
Postretirement benefits other than pensions	(216)	(317)
Pension and SERP liabilities	(675)	(887)
Other liabilities	(72)	(218)
Net cash provided by operating activities	(510)	(3,791)
Cash flows from investing activities:
Additions to property and equipment	(780)	(734)
Proceeds from the disposition of property and equipment	10	233
Net cash used in investing activities	(770)	(501)
Cash flows from financing activities:
Net (payments) borrowings on credit facilities	(415)	4,183
Other	(52)	(37)
Net cash (used in) provided by financing activities	(467)	4,146
Decrease in cash and cash equivalents	(1,747)	(146)
Cash and cash equivalents:
Beginning of period	4,062	2,648
End of period	$2,315	$2,502

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,360	$549
Income taxes	-	-
Non-cash activities:
Noncash change in funded status of benefit plans	$139	$96

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of April 27, 2013, Hancock operated 261 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to first quarter 2013 and first quarter 2012 are for the 13 week periods ended April 27, 2013 and April 28, 2012, respectively.

Basis of Presentation

We maintain our financial records on a 52-53 week fiscal year ending on the last Saturday in January.

The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 26, 2013 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 26, 2013. The accompanying (a) consolidated balance sheet as of January 26, 2013, has been derived from audited financial statements, and (b) the unaudited consolidated interim financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations from the interim financial statements, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of April 27, 2013 and April 28, 2012, and our consolidated results of operations and cash flows for the thirteen weeks ended April 27, 2013, and April 28, 2012.

The unaudited Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

NOTE 2 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen weeks ended April 27, 2013 and April 28, 2012 (in thousands):

	Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Service costs	$153	$158	$18	$19
Interest cost	1,008	1,072	28	30
Expected return on assets	(1,010)	(1,064)	-	-
Amortization of prior service costs	-	-	(180)	(181)
Recognized net actuarial (gain) loss	367	335	(48)	(56)
Net periodic benefit cost	$518	$501	$(182)	$(188)

At April 27, 2013, the fair value of the assets held by the pension plan was $62.7 million reflecting a $1.5 million increase from January 26, 2013. A cash contribution to the pension plan of $1.2 million is included in that increase. Service costs consists of administrative expenses paid out of the pension trust.

NOTE 3 – EARNINGS (LOSS) PER SHARE

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

As of April 27, 2013, there were outstanding warrants for 2,100,400 and 9,838,000 shares with exercise prices of $1.12 and $0.59, respectively, stock options for 1,878,211 shares with a weighted average exercise price of $1.47, and approximately 1,722,000 restricted stock units and restricted stock which would be included in the computation of common stock equivalents for diluted earnings per share, if the impact was not anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and per share amounts)	Thirteen Weeks Ended
	April 27, 2013	April 28, 2012
Basic and diluted loss per share:
Net loss	$(467)	$(2,410)

Weighted average number of common shares outstanding during period	20,439,544	19,912,882

Basic and diluted loss per share	$(0.02)	$(0.12)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 15.2 million and 11.3 million for the first quarter of 2013 and 2012.

NOTE 4 – LONG-TERM DEBT OBLIGATIONS

On November 15, 2012, the Company entered into an amended and restated loan and security agreement with its direct and indirect subsidiaries, General Electric Capital Corporation, as working capital agent, GA Capital, LLC, as term loan agent, and the lenders party thereto, which expires on November 15, 2016. The amended and restated loan and security agreement amends and restates the Company’s loan and security agreement dated as of August 1, 2008, and provides senior secured financing of $115 million, consisting of (a) an up to $100 million revolving credit facility (the "Revolver"), which includes a letter of credit sub-facility of up to $20.0 million, and (b) an up to $15.0 million term loan facility (the "Term Loan"). The level of borrowings available is subject to a borrowing base computation, as defined in the amended and restated loan and security agreement, which includes credit card receivables, inventory, and real property. Principal amounts outstanding under both the Revolver and the Term Loan bear interest at a rate equal to, at the option of the borrowers, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), or (b) a prime rate, in each case plus an applicable margin and adjusted for certain additional costs and fees. The applicable margin for borrowings under the Revolver is 2.25% with respect to the Eurodollar Rate and 1.25% with respect to the prime rate loans and under the Term Loan is 10.0% with respect to the Eurodollar Rate and 9.0 % with respect to the prime rate loans.

The Revolver and Term Loan are collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal tangible and intangible assets of the Company.

As of April 27, 2013, the Company had outstanding borrowings under the Revolver of $46.1 million and $15.0 million under the Term Loan, and amounts available to borrow of $19.8 million.

At April 27, 2013, Hancock had commitments under the above credit facility of $0.8 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims. These letters of credit amounted to $5.6 million as of April 27, 2013.

On November 20, 2012, the Company exchanged approximately $16.4 million aggregate principal amount of the Company’s outstanding $21.6 million of Floating Rate Series A Secured Notes (the “Existing Notes”) originally issued pursuant to an Indenture dated as of June 17, 2008 (the “2008 Indenture”) between the Company and Deutsche Bank National Trust Company (“DBNTC”), as trustee thereunder, for (a) the Company’s Floating Rate Series A Secured Notes Due 2017 in an aggregate principal amount of approximately $8.2 million (the “New Notes”) issued pursuant to an indenture dated as of November 20, 2012 between the Company and DBNTC, as trustee thereunder (the “New Indenture”), and (b) cash consideration in the aggregate amount of approximately $8.2 million. After completion of the exchange, approximately $5.1 million aggregate principal amount of Existing Notes remained outstanding.

On January 31, 2013, the Company retired the remaining $5.1 million of Existing Notes outstanding, with funds from the Revolver, and wrote off the related unamortized discount of $379,000.

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

As of April 27, 2013, the Company had an outstanding balance of $8.2 million on the New Notes.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which this report was issued and determined there were no subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended April 27, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen weeks ended April 27, 2013, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2013. Our fiscal year ends on the last Saturday in January and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2012” or “2012” refers to the fiscal year ended January 26, 2013). Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to first quarter 2013 and first quarter 2012 are for the 13 week periods ended April 27, 2013 and April 28, 2012, respectively.

Forward Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “anticipates,” “believes,” “approximates,” “estimates,” “expects,” “intends” or “plans” or the negative of those words or other terminology. Forward-looking statements involve inherent risks and uncertainties; our actual results could differ materially from those expressed in our forward-looking statements.

The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed in our Annual Report on Form 10-K filed with the SEC on April 27, 2013 under Item 1A. Risk Factors. Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating as of April 27, 2013, 261 stores in 37 states and an internet store under the domain name hancockfabrics.com. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. None of the information on the website referenced above is incorporated by reference into our reports filed with, or furnished to, the Securities and Exchange Commission.

Overview

Financial Summary:

●

Net sales for the first quarter of fiscal 2013 were $63.7 million compared to $63.9 million for first quarter of fiscal 2012, and comparable store sales were flat in the first quarter of 2013 following a 3.5% increase in the first quarter of fiscal 2012.

●	Our online sales for the first quarter of fiscal 2013, which are included in the comparable sales number above, decreased 8% to $0.9 million.

●	Gross margin for the first quarter of fiscal 2013 was 45.5% compared with 40.8% for the first quarter of fiscal 2012.

●	Operating income was $1.3 million in the first quarter of fiscal 2013 compared to an operating loss of $1.2 million in the first quarter of fiscal 2012.

●	Net loss was $467,000, or $0.02 per basic share, in the first quarter of fiscal 2013 compared to a net loss of $2.4 million, or $0.12 per share in the first quarter of fiscal 2012.

●

The amount of cash used in operating activities was $0.5 million during the first thirteen weeks of fiscal 2013 compared to $3.8 million of cash used in operating activities for the first thirteen weeks of fiscal 2012.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended
	April 27, 2013	April 28, 2012

Net sales (in thousands)	$63,741	$63,944

Gross margin percentage	45.5%	40.8%

Number of stores
Open at end of period(1)	261	263
Comparable stores at period end (2)	259	262

Sales growth
All retail outlets	(0.3)%	3.2%
Comparable retail outlets (3)	0.0%	3.5%

Total store square footage at period end (in thousands)	3,715	3,751

Net sales per total square footage	$17.16	$17.05

(1)	Open store count does not include the internet store.

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

	Thirteen Weeks Ended
(as percent of sales)	April 27, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of goods sold	54.5	59.2
Gross profit	45.5	40.8
Selling, general and administrative expenses	42.1	41.2
Depreciation and amortization	1.4	1.5
Operating income (loss)	2.0	(1.9)
Interest expense, net	2.7	1.9
Loss before income taxes	(0.7)	(3.8)
Income taxes	-	-
Net loss	(0.7)%	(3.8)%

Net Sales

	Thirteen Weeks Ended
(in thousands)	April 27, 2013	April 28, 2012

Retail comparable store base	$62,415	$62,316
E-Commerce	906	985
Comparable sales	63,321	63,301
New stores	420	-
Closed stores	-	643

Total net sales	$63,741	$63,944

The retail comparable store base above consists of the stores which were included in the comparable sales computation for the current period. The first quarter 2013 comparable sales (excluding e-commerce) increase of 0.2% was the result of a 6.1% improvement in average ticket evidencing larger sales volumes for each individual transaction, partially offset by a 5.9% decrease in transaction count.

Sales provided by our e-commerce channel decreased 8.0% in the first quarter of fiscal 2013. The sales decline can be primarily attributed to a year over year reduction in promotional activity.

Two new stores opened and four stores, where we chose not to stay in the market, have closed since the first quarter of 2012. The sales from these locations are included in net sales. During the current quarter, the Company relocated one store and ended the quarter with 261 stores.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended
	April 27, 2013	April 28, 2012

Apparel and Craft Fabrics	40%	39%
Home Decorating Fabrics	13%	14%
Sewing Accessories	30%	30%
Non-Sewing Accessories	17%	17%
	100%	100%

Gross Margin

Costs of goods sold include:

●	the cost of merchandise

●	inventory rebates and allowances including term discounts

●	inventory shrinkage and valuation adjustments

●	freight charges

●	costs associated with our sourcing operations, including payroll and related benefits

●	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the first quarter of fiscal 2013 and 2012 are as follows:

	Thirteen Weeks Ended
(dollars in thousands)	April 27, 2013	% of Sales	April 28, 2012	% of Sales

Net sales	$63,741	100.0%	$63,944	100.0%

Merchandise cost	30,121	47.2%	32,528	50.9%
Freight	1,956	3.1%	2,092	3.3%
Sourcing and warehousing	2,687	4.2%	3,223	5.0%

Gross profit	$28,977	45.5%	$26,101	40.8%

We experienced a decline in the direct cost of merchandise as a percentage of sales of 370 basis points compared to the first quarter of 2012. This resulted primarily from adjustments to our pricing strategy which we believe will allow us to be more competitive while maintaining acceptable margin levels.

Freight expense decreased by 20 basis points in the first quarter 2013 compared to the first quarter 2012. This decrease was the result of a shift in the freight capitalized into inventory, which is affected by inventory turns and a reduction in overall freight expense.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period and the rate at which inventory is shipped out, or inventory turns. The cost difference for the first quarter of 2013 compared to the same period in 2012 is primarily due to the change in inventory turns during those periods, which influence the amount of sourcing and warehousing costs capitalized in inventory.

In total, gross margin increased by 470 basis points in the first quarter 2013 from first quarter 2012 levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include:

●	payroll and related benefits (for our store operations, field management, and corporate functions)

●	advertising

●	general and administrative expenses

●	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

●	operating costs of our headquarter facilities

●	other expense (income)

Specific components of selling, general and administrative expenses (SG&A) include:

	Thirteen Weeks Ended
(dollars in thousands)	April 27, 2013	% of Sales	April 28, 2012	% of Sales

Retail store labor costs	$9,696	15.2%	$9,612	15.0%
Advertising	2,344	3.7%	2,123	3.3%
Store occupancy	7,509	11.8%	7,496	11.7%
Retail SG&A	4,506	7.1%	4,720	7.4%
Corp SG&A	2,744	4.3%	2,400	3.8%

Total SG&A	$26,799	42.1%	$26,351	41.2%

Retail Store Labor Costs – The Company store labor costs increased slightly during the first thirteen weeks of 2013 as compared to the same period in 2012. The increase was primarily due to an increase in benefit costs for medical claims as compared to 2012, partially offset by reductions in labor costs.

Advertising – The variance in advertising expense for the first quarter of 2013 compared to the same period in 2012 is primarily due to postage rate increase and an expanded circulation test which affected the cost of an inserted promotional piece.

Store Occupancy – The Company’s store occupancy expense was basically unchanged as compared to the same period of the prior year. Reductions in occupancy related expenses were offset by an increase in maintenance and repair expense.

Retail SG&A – First quarter 2013 expenses compared to first quarter 2012 decreased primarily due to reductions in insurance cost, which are claims driven, and reduced expenditures for store supplies.

Corporate SG&A – The comparison to the first quarter in the prior year reflects lower capitalizable cost, related to inventory, and 2012 includes the benefit of a gain from the settlement of an insurance claim.

Interest Expense

	Thirteen Weeks Ended
(dollars in thousands)	April 27, 2013	% of Sales	April 28, 2012	% of Sales
Interest expense	$1,756	2.7%	$1,223	1.9%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases. We currently have an asset-based facility and subordinated-debt outstanding. Interest expense for the first quarter 2013 and first quarter 2012 includes $379,000 and $0.6 million of non-cash expense for note discount amortization, respectively. Excluding these non-cash items, interest expense was $1.4 million or 2.2% of sales for the first quarter of 2013 and $0.6 million or 1.0% of sales for the first quarter of 2012.

Income Taxes

The Company did not recognize any income tax benefit during the first quarter of fiscal 2013 or 2012 given the uncertainty in realizing the future benefit. As of April 27, 2013, January 26, 2013, and April 28, 2012 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

Hancock’s cash flow related information as of the first thirteen weeks of fiscal 2013 and 2012 follows:

	Thirteen Weeks Ended
(in thousands)	April 27, 2013	April 28, 2012

Net cash flows provided by (used in):
Operating activites	$(510)	$(3,791)
Investing activities	(770)	(501)
Financing activites	(467)	4,146

Operating Activities

Net cash from operating activities, before changes in assets and liabilities, improved by $1.5 million during the first thirteen weeks of 2013 compared to the first thirteen weeks of 2012. This can be primarily attributed to an improvement in gross profit which reduced the net loss as compared to the prior year. An inventory increase of $0.7 million less a $1.4 million reduction in accounts payable support and $0.7 million decrease in pension related liabilities resulted in the $0.5 million of net cash used in operating activities for 2013.

Investing Activities

Cash used for investing activities consists primarily of purchases of property and equipment. Capital expenditures during the first thirteen weeks of 2013 consisted primarily of store fixtures for one new store and one relocated unit, and maintenance capital expenditures for the Corporate headquarters and distribution center. Capital expenditures in the prior year consisted primarily of store fixtures related to two relocations reduced by the proceeds from a sale of surplus property.

Financing Activities

Surplus cash on hand was used to reduce net outstanding debt by $467,000 during the first thirteen weeks of 2013 in addition to providing cash used in operating and investing activities.

Credit Facilities

The following should be read in conjunction with Note 4 to the Consolidated Financial Statements included in this report and Note 7 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2013.

As of April 27, 2013, the Company had outstanding borrowings under the Revolver of $46.1 million and $15.0 million under the Term Loan, and amounts available to borrow of $19.8 million.

At April 27, 2013, Hancock had commitments under the above credit facility of $0.8 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims. These letters of credit amounted to $5.6 million as of April 27, 2013.

As of April 27, 2013, the Company had an outstanding balance of $8.2 million on the New Notes.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit. At April 27, 2013, Hancock had commitments of $0.8 million on documentary letters of credit under the facility, which support purchase orders for merchandise. Hancock also has $5.6 million on standby letters of credit to guarantee payment of potential insurance claims. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

The Company has no standby repurchase obligations or guarantees of other entities' debt.

For further information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” as presented in our Annual Report on Form 10-K for the fiscal year ended January 26, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our accounting policies and estimates as discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 26, 2013.

Related Party Transactions

See Note 16 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2013 filed with the SEC on April 26, 2013, for details regarding the related party transactions that the Company has entered into.

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the thirteen week period ended April 27, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock did not hold derivative financial or commodity instruments at April 27, 2013.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, all loans under the Revolver and the Term Loan bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of April 27, 2013, we had borrowings outstanding of approximately $46.1 million under the Revolver and $15.0 million under the Term Loan. If interest rates increased 100 basis points, our annual interest expense would increase approximately $611,000, assuming borrowings under the Revolver and Term Loan as existed at April 27, 2013.

In addition to the Revolver and Term Loan, as of April 27, 2013 the Company has outstanding New Notes for $8.2 million on which interest is payable quarterly on the issuance date anniversary. The quarterly interest is payable at LIBOR plus 12.0% on the New Notes. If interest rates increased 100 basis points, our annual interest expense would increase $81,000, assuming borrowings under the New Notes as existed at April 27, 2013.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the thirteen week period ended April 27, 2013. As of April 27, 2013, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of April 27, 2013, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 27, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

“Item 3. Legal Proceedings” of our Form 10-K for the fiscal year ended January 26, 2013 includes a discussion of other legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K.

ITEM 1A. RISK FACTORS

The risk factors listed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2013, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the Company’s business, financial condition or results of operations.  There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,673 shares purchased under this authorization through April 27, 2013, and the number of shares that may yet be purchased under this authorization is 243,327. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares.

The Company did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101 INS*	XBRLInstance Document

101 SCH*	XBRLTaxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	XBRL Taxonomy Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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
James B. Brown
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: June 11, 2013

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101 INS*	XBRLInstance Document

101 SCH*	XBRLTaxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	XBRL Taxonomy Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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