Form 10-Q
period 2013-07-27
HANCOCK FABRICS INC
filed 2013-09-10
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [ ]

As of August 30, 2013, there were 21,548,638, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Table of Contents

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(in thousands, except for share amounts)	July 27, 2013	July 28, 2012	January 26, 2013 (1)
Assets
Current assets:
Cash and cash equivalents	$2,163	$2,415	$4,062
Receivables, less allowance for doubtful accounts	3,693	3,742	3,817
Inventories, net	108,174	106,106	101,245
Prepaid expenses	2,902	3,295	2,552
Total current assets	116,932	115,558	111,676

Property and equipment, net	33,099	34,751	33,571
Goodwill	2,880	2,880	2,880
Other assets	2,500	1,456	2,405
Total assets	$155,411	$154,645	$150,532

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$23,358	$20,993	$18,702
Accrued liabilities	13,488	15,068	13,995
Total current liabilities	36,846	36,061	32,697

Long-term debt obligations, net	75,041	65,357	69,374
Capital lease obligations	2,697	2,866	2,807
Postretirement benefits other than pensions	2,375	2,373	2,481
Pension and SERP liabilities	33,031	33,222	35,115
Other liabilities	5,484	6,048	5,567
Total liabilities	155,474	145,927	148,041

Commitments and contingencies

Shareholders' equity (deficit):
Common stock, $.01 par value; 80,000,000 shares authorized; 34,926,325, 34,827,211 and 34,978,210 issued and 21,488,940, 21,421,631 and 21,570,797 outstanding, respectively	350	348	350
Additional paid-in capital	90,996	90,377	90,720
Retained earnings	93,333	99,219	96,426
Treasury stock, at cost, 13,437,385, 13,405,580 and 13,407,413 shares held, respectively	(153,755)	(153,739)	(153,740)
Accumulated other comprehensive loss	(30,987)	(27,487)	(31,265)
Total shareholders' equity (deficit)	(63)	8,718	2,491
Total liabilities and shareholders' equity (deficit)	$155,411	$154,645	$150,532

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 26, 2013.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012
Net sales	$59,134	$60,455	$122,875	$124,399
Cost of goods sold	32,593	34,530	67,357	72,373
Gross profit	26,541	25,925	55,518	52,026
Selling, general and administrative expenses	26,911	27,010	53,710	53,361
Depreciation and amortization	887	936	1,776	1,873
Operating (loss) income	(1,257)	(2,021)	32	(3,208)
Interest expense, net	1,369	1,286	3,125	2,509
Loss before income taxes	(2,626)	(3,307)	(3,093)	(5,717)
Income taxes	-	-	-	-
Net loss	$(2,626)	$(3,307)	$(3,093)	$(5,717)
Other comprehensive income
Minimum pension, SERP and OPEB liabilities, net of taxes $0	139	97	278	193
Comprehensive loss	$(2,487)	$(3,210)	$(2,815)	$(5,524)
Net loss per share, basic and diluted	$(0.13)	$(0.17)	$(0.15)	$(0.29)
Weighted average shares outstanding:
Basic and diluted	20,466	19,925	20,453	19,919

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(unaudited)

(in thousands, except for	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders' Equity
number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	(Deficit)
Balance January 26, 2013	34,978,210	$350	$90,720	$96,426	(13,407,413)	$(153,740)	$(31,265)	$2,491
Net loss				(3,093)				(3,093)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							278	278
Issuance of restricted stock	76,000	1	(1)					-
Cancellation of restricted stock	(127,885)	(1)	1					-
Stock-based compensation			276					276
Purchase of treasury stock					(29,972)	(15)		(15)
Balance July 27, 2013	34,926,325	$350	$90,996	$93,333	(13,437,385)	$(153,755)	$(30,987)	$(63)

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-six Weeks Ended
(in thousands)	July 27, 2013	July 28, 2012

Cash flows from operating activities:
Net loss	$(3,093)	$(5,717)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation and amortization, including cost of goods sold	2,389	2,692
Amortization of deferred loan costs	361	123
Amortization of discount on notes	379	1,165
Stock-based compensation	276	373
Inventory valuation reserve	576	(658)
Other	114	189
Change in assets and liabilities:
Receivables and prepaid expenses	(226)	25
Inventories	(7,684)	(9,546)
Other assets	(534)	(111)
Accounts payable	4,656	1,643
Accrued liabilities	(484)	(1,257)
Postretirement benefits other than pensions	(562)	(521)
Pension and SERP liabilities	(1,350)	(1,803)
Other liabilities	(126)	(395)
Net cash used in operating activities	(5,308)	(13,798)
Cash flows from investing activities:
Purchase of property and equipment	(1,803)	(1,429)
Proceeds from the disposition of property and equipment	13	241
Net cash used in investing activities	(1,790)	(1,188)
Cash flows from financing activities:
Net borrowings on revolving credit facility	5,288	14,819
Other	(89)	(66)
Net cash provided by financing activities	5,199	14,753
Decrease in cash and cash equivalents	(1,899)	(233)
Cash and cash equivalents:
Beginning of period	4,062	2,648
End of period	$2,163	$2,415
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,770	$1,338
Income taxes	-	-
Non-cash activities:
Noncash change in funded status of benefit plans	278	193

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of July 27, 2013, Hancock operated 261 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to second quarter 2013 and second quarter 2012 are for the 13 week periods ended July 27, 2013 and July 28, 2012, respectively. References to twenty-six weeks 2013, first half 2013 or 2013, and twenty-six weeks 2012, first half 2012 or 2012 are for the 26 week periods ended July 27, 2013 and July 28, 2012, respectively.

Basis of Presentation

We maintain our financial records on a 52-53 week fiscal year ending on the last Saturday in January with each new fiscal year commencing on the Sunday thereafter. All quarters consist of 13 weeks except for one 14-week period in 53-week years.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of July 27, 2013 and July 28, 2012, and our consolidated results of operations and cash flows for the twenty-six weeks ended July 27, 2013, and July 28, 2012.

The unaudited Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

NOTE 2 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen and twenty-six weeks ended July 27, 2013 and July 28, 2012 (in thousands):

	Retirement Plan		Postretirement Benefit Plan		Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012
Service costs	$153	$155	$17	$18	$306	$310	$35	$37
Interest cost	1,009	1,052	28	29	2,017	2,104	56	59
Expected return on assets	(1,010)	(1,044)	-	-	(2,020)	(2,088)	-	-
Amortization of prior service costs	-	-	(181)	(178)	-	-	(361)	(355)
Recognized net actuarial (gain) loss	367	329	(47)	(55)	734	657	(95)	(110)
Net periodic benefit cost (gain)	$519	$492	$(183)	$(186)	$1,037	$983	$(365)	$(369)

At July 27, 2013, the fair value of the assets held by the pension plan was $62.0 million reflecting a $0.8 million increase from January 26, 2013. Cash contributions to the pension plan of $2.4 million are included in that increase. Service costs consist of administrative expenses paid out of the pension trust.

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

As of July 27, 2013, there were outstanding warrants for 2,100,400 shares with an exercise price of $1.12, which expired on August 1, 2013 and warrants for 9,838,000 shares with an exercise price of $0.59, which will expire on November 20, 2019. In addition, there were stock options for 1,912,696 shares with a weighted average exercise price of $1.13, and approximately 1,503,000 restricted stock units and restricted shares. Each of these would be included in the computation as common stock equivalents for diluted earnings per share, if the impact was not anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and per share amounts)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012
Basic and diluted loss per share:
Net loss	$(2,626)	$(3,307)	$(3,093)	$(5,717)

Weighted average number of common shares outstanding during period	20,466,236	19,925,222	20,452,890	19,919,052

Basic and diluted loss per share	$(0.13)	$(0.17)	$(0.15)	$(0.29)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 15.3 and 13.7 million for the second quarters and 15.3 and 12.6 million for the twenty-six weeks of 2013 and 2012, respectively.

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

As of July 27, 2013, the Company had outstanding borrowings under the Revolver of $51.8 million and $15.0 million under the Term Loan, and amounts available to borrow of $19.6 million.

At July 27, 2013, Hancock had commitments under the above credit facility of $2.0 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims. These letters of credit amounted to $6.3 million as of July 27, 2013.

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

As of July 27, 2013, the Company had an outstanding balance of $8.2 million on the New Notes.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which this report was issued and determined there were no subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended July 27, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 27, 2013, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2013. Our fiscal year ends on the last Saturday in January and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2012” or “2012” refers to the fiscal year ended January 26, 2013). Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to second quarter 2013 and second quarter 2012 are for the 13 week periods ended July 27, 2013 and July 28, 2012, respectively. References to twenty-six weeks 2013, first half 2013 or 2013, and twenty-six weeks 2012, first half 2012 or 2012 are for the 26 week periods ended July 27, 2013 and July 28, 2012, respectively.

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

The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed in our Annual Report on Form 10-K filed with the SEC on April 26, 2013 under Item 1A. Risk Factors. Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating as of July 27, 2013, 261 stores in 37 states and an internet store under the domain name hancockfabrics.com. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. None of the information on the website referenced above is incorporated by reference into our reports filed with, or furnished to, the Securities and Exchange Commission.

Overview

Financial Summary:

●

Sales for the second quarter of 2013 were $59.1 million compared to $60.5 million for the second quarter of 2012, and comparable store sales declined 1.7% in the second quarter of 2013 following an increase of 5.0% in the second quarter of 2012. Sales for the first half of 2013 were $122.9 million compared to $124.4 million for the first half of 2012 and comparable store sales decreased 0.8% following an increase of 4.3% in the first half of 2012.

●

Our online sales for the second quarter of 2013, which are included in the sales number and comparable sales percentage above, decreased 6.3% to $0.8 million compared to $0.9 million for the second quarter of 2012 and declined by 7.2% to $1.7 million in the first half of 2013 compared to $1.9 million in the first half of 2012.

●	Gross profit for the second quarter and first half of 2013 was 44.9% and 45.2%, respectively, compared with 42.9% and 41.8% for the second quarter and first half of 2012, respectively.

●

Operating loss was $1.3 million for the second quarter of 2013 compared to a loss of $2.0 million in the second quarter of 2012. For the first half of 2013, operating income was $32 thousand compared to a loss of $3.2 million for the first half of 2012.

●

Net loss was $2.6 million, or $0.13 per basic share, in the second quarter of 2013 compared to a net loss of $3.3 million, or $0.17 per basic share in the second quarter of 2012. Net loss was $3.1 million or $0.15 per basic share in the first half of 2013 compared to a net loss of $5.7 million or $0.29 per basic share in the first half of 2012.

●	The amount of cash used in operating activities was $5.3 million during the first half of 2013 compared to $13.8 million of cash used in operating activities for the first half of 2012.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 27,	July 28,	July 27,	July 28,
	2013	2012	2013	2012

Net sales (in thousands)	$59,134	$60,455	$122,875	$124,399

Gross margin percentage	44.9%	42.9%	45.2%	41.8%

Number of stores
Open at end of period (1)	261	263	261	263
Comparable stores at period end (2)	259	263	259	263

Sales growth
All retail outlets	(2.2)%	4.6%	(1.2)%	3.9%
Comparable retail outlets (3)	(1.7)%	5.0%	(0.8)%	4.3%

Total store square footage at period end (in thousands)	3,692	3,747	3,692	3,747

Net sales per total square footage	$16.02	$16.13	$33.28	$33.20

(1)	Open store count does not include the internet store.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 27,	July 28,	July 27,	July 28,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.1	57.1	54.8	58.2
Gross profit	44.9	42.9	45.2	41.8
Selling, general and administrative expense	45.5	44.7	43.7	42.9
Depreciation and amortization	1.5	1.6	1.5	1.5
Operating (loss) income	(2.1)	(3.4)	0.0	(2.6)
Interest expense, net	2.3	2.1	2.5	2.0
Loss before income taxes	(4.4)	(5.5)	(2.5)	(4.6)
Income taxes	0.0	0.0	0.0	0.0
Net loss	(4.4)%	(5.5)%	(2.5)%	(4.6)%

Net Sales

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 27,	July 28,	July 27,	July 28,
	2013	2012	2013	2012
Retail comparable store base	$57,869	$58,836	$120,343	$121,245
E-Commerce	828	884	1,734	1,869
Comparable sales	58,697	59,720	122,077	123,114
New stores	437	-	798	-
Closed stores	-	735	-	1,285

Total net sales	$59,134	$60,455	$122,875	$124,399

The retail comparable store base above consists of the stores which were included in the comparable sales computation for the current period. The second quarter 2013 comparable sales (excluding e-commerce) decrease of 1.6% was the result of a 7.8% decrease in transaction count partially offset by a 6.2% improvement in average ticket evidencing higher sales volumes for each individual transaction. The first half 2013 retail comparable sales decline of 0.7% resulted from a 6.8% decline in transaction count partially offset by a 6.1% increase in average ticket.

Sales provided by our e-commerce channel decreased 6.3% and 7.2% in the second quarter and first twenty-six weeks of fiscal 2013, respectively. The sales decline can be primarily attributed to year over year adjustments to our pricing strategy.

Two new stores opened and four stores, where we chose not to stay in the market, have closed since the second quarter of 2012. The sales from these locations are included in net sales. During the current quarter, the Company relocated two stores and ended the quarter with 261 stores.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 27,	July 28,	July 27,	July 28,
	2013	2012	2013	2012

Apparel and Craft Fabrics	42%	40%	42%	40%
Home Decorating Fabrics	14%	14%	13%	14%
Sewing Accessories	32%	33%	33%	33%
Non-Sewing Products	12%	13%	12%	13%
	100%	100%	100%	100%

Gross Margin

Costs of goods sold include:

●	the cost of merchandise

●	inventory rebates and allowances including term discounts

●	inventory shrinkage and valuation adjustments

●	freight charges

●	costs associated with our sourcing operations, including payroll and related benefits

●	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the second quarters and first twenty-six weeks of fiscal 2013 and 2012 are as follows:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 27,	% of	July 28,	% of	July 27,	% of	July 28,	% of
(dollars in thousands)	2013	Sales	2012	Sales	2013	Sales	2012	Sales

Total net sales	$59,134	100.0%	$60,455	100.0%	$122,875	100.0%	$124,399	100.0%

Merchandise cost	27,368	46.3%	29,482	48.8%	57,489	46.8%	62,010	49.9%
Freight	2,035	3.4%	2,265	3.7%	3,991	3.2%	4,357	3.5%
Sourcing and warehousing	3,190	5.4%	2,783	4.6%	5,877	4.8%	6,006	4.8%

Gross Profit	$26,541	44.9%	$25,925	42.9%	$55,518	45.2%	$52,026	41.8%

Merchandise cost declined as a percentage of sales for the second quarter of 2013 as compared to the same period of 2012 by 250 basis points. For the first twenty-six weeks of 2013 compared to the first twenty-six weeks of 2012, merchandise cost decreased by 310 basis points. This improvement resulted primarily from adjustments to our pricing strategy which we believe will allow us to be more competitive while maintaining acceptable margin levels. The other factor influencing merchandise cost for the periods discussed above is the inventory valuation reserve. Excluding the impact of the reserve merchandise cost decreased by 460 basis points and 410 basis points for the quarter and twenty-six week of 2013 as compared to 2012, respectively.

Freight expense is 30 basis points lower as a percentage of sales for the second quarter and twenty-six weeks of 2013 as compared to the same periods of 2012. This decrease was the result of a shift in the freight capitalized into inventory, which is affected by inventory turns and a reduction in overall freight expense.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period and the rate at which inventory is shipped out, or inventory turns. The cost difference for the second quarter and twenty-six weeks of 2013 compared to the same periods in 2012 is primarily due to changes in inventory turns during those periods, which influence the amount of sourcing and warehousing costs capitalized into inventory.

In total, gross margin increased by 200 basis points in the second quarter 2013 from second quarter 2012 levels and by 340 basis points for the first twenty-six weeks of 2013 as compared to the same period of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include:

●	payroll and related benefits (for our store operations, field management, and corporate functions)

●	advertising

●	general and administrative expenses

●	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

●	operating costs of our headquarter facilities

●	other expense (income)

Specific components of selling, general and administrative expenses (SG&A) include:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 27,	% of	July 28,	% of	July 27,	% of	July 28,	% of
(dollars in thousands)	2013	Sales	2012	Sales	2013	Sales	2012	Sales

Retail store labor costs	$9,376	15.9%	$9,218	15.2%	$19,072	15.5%	$18,830	15.1%
Advertising	2,608	4.4%	2,561	4.2%	4,952	4.0%	4,684	3.8%
Store occupancy	7,506	12.7%	7,549	12.5%	15,015	12.2%	15,045	12.1%
Retail SG&A	4,859	8.2%	5,520	9.1%	9,365	7.7%	10,240	8.2%
Corp SG&A	2,562	4.3%	2,162	3.7%	5,306	4.3%	4,562	3.7%

Total SG&A	$26,911	45.5%	$27,010	44.7%	$53,710	43.7%	$53,361	42.9%

Retail Store Labor Costs – The Company store labor costs increased slightly during the second quarter of 2013 as compared to the same period in 2012. The increase was the result of increased benefit costs for medical claims as compared to 2012 and addition store payroll costs. For the twenty-six weeks of 2013, labor costs increased due to medical claims, partially offset by reductions in labor related taxes and payroll costs.

Advertising – The variance in advertising expense for the second quarter of 2013 compared to the same period of 2012 is related to additional advertising incurred for the online store. For the first twenty-six weeks of 2013 compared to the same period in 2012 the increase in advertising cost is primarily due to a postage rate increase, an expanded circulation test which affected the cost of an inserted promotional piece and additional advertising for the online store.

Store Occupancy – The Company’s store occupancy expense was basically unchanged as compared to the same period of the prior year for both the second quarter and twenty-six weeks of 2013. Reductions in occupancy related expenses were primarily offset by increased maintenance and repair expense.

Retail SG&A – The reductions in retail selling, general and administrative for the second quarter and first twenty-six weeks of 2013 compared to same periods of 2012 decreased primarily due to reductions in insurance cost, which are claims driven and reduced expenditures for store supplies.

Corporate SG&A – The variance in corporate selling, general and administrative expense for both periods of 2013 presented above as compared to those periods of 2012, reflect higher corporate overhead partially offset by lower capitalizable cost related to warehousing and distribution. In addition, both periods of 2012 presented included the benefit of a real estate settlement gain of $156,000 and the twenty-six week comparison includes a 2012 gain from the settlement of an insurance claim of $238,000.

Interest Expense

	Thirteen Weeks Ended				Twenty-six Weeks Ended
(dollars in thousands)	July 27,	% of	July 28,	% of	July 27,	% of	July 28,	% of
	2013	Sales	2012	Sales	2013	Sales	2012	Sales
Interest expense, net	$1,369	2.3%	$1,286	2.1%	$3,125	2.5%	$2,509	2.0%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases. Interest expense for the second quarter of 2012 includes $0.6 million of non-cash expense for note discount amortization and the twenty-six week amounts for 2013 and 2012 include $379,000 and $1.2 million, respectively. Excluding these non-cash items, interest expense was $1.4 million for the first quarter of 2013, $0.7 million for the second quarter of 2012, and $2.7 million and $1.3 million for the twenty-six weeks of 2013 and 2012, respectively.

Income Taxes

The Company did not recognize any income tax benefit during the periods of fiscal 2013 or 2012 presented in this report given the uncertainty in realizing the future benefit. As of July 27, 2013, January 26, 2013, and July 28, 2012 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

Liquidity and Capital Resources

Hancock's primary capital requirements are for the financing of inventories and, to a lesser extent, for capital expenditures relating to store locations and its distribution facility. Funds for such purposes have historically been generated from Hancock's operations, short-term trade credit in the form of extended payment terms from suppliers for inventory purchases, and long-term borrowings from commercial lenders.

We anticipate that we will be able to satisfy our working capital requirements, planned capital expenditures, required cash contributions to retirement plans, and debt service requirements through the next twelve months with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility and other sources of financing.

Hancock’s cash flow related information as of the first twenty-six weeks of fiscal 2013 and 2012 follows:

	Twenty-six Weeks Ended
	July 27,	July 28,
	2013	2012

Net cash flows provided by (used in):
Operating activites	$(5,308)	$(13,798)
Investing activities	(1,790)	(1,188)
Financing activites	5,199	14,753

Operating Activities

Net cash from operating activities, before changes in assets and liabilities, improved by $2.8 million during the first twenty-six weeks of 2013 compared to the first twenty-six weeks of 2012. This can be primarily attributed to an improvement in gross profit which reduced the net loss as compared to the prior year. An inventory increase of $7.7 million less accounts payable support of $4.7 million and a $1.4 million decrease in pension related liabilities primarily resulted in the $5.3 million of net cash used in operating activities for 2013.

Investing Activities

Cash used for investing activities consists primarily of purchases of property and equipment. Capital expenditures during the first twenty-six weeks of 2013 consisted primarily of store fixtures for one new store, three relocated units, and maintenance capital expenditures for the Corporate headquarters and distribution center. Capital expenditures in the prior year consisted primarily of store fixtures related to five relocations reduced by the proceeds from a sale of surplus property.

Financing Activities

During the first twenty-six weeks of 2013, the seasonal build up of inventory and fixtures for four units drove up net debt obligations by $5.3 million, excluding the remainder of the discount on notes of $379 thousand, which has been fully amortized. This change in debt obligations and a reduction in the amount outstanding for capital leases produced a net increase in cash provided by financing activities of $5.2 million.

Long-Term Debt Obligations

The following should be read in conjunction with Note 4 to the Consolidated Financial Statements included in this report and Note 7 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2013.

As of July 27, 2013, the Company had outstanding borrowings under the Revolver of $51.8 million and $15.0 million under the Term Loan, and amounts available to borrow of $19.6 million.

At July 27, 2013, Hancock had commitments under the above credit facility of $2.0 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims. These letters of credit amounted to $6.3 million as of July 27, 2013.

As of July 27, 2013, the Company had an outstanding balance of $8.2 million on the New Notes.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit. At July 27, 2013, Hancock had commitments of $2.0 million on documentary letters of credit under the facility, which support purchase orders for merchandise. Hancock also has $6.3 million on standby letters of credit to guarantee payment of potential insurance claims. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

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

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the twenty-six week period ended July 27, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock did not hold derivative financial or commodity instruments at July 27, 2013.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, all loans under the Revolver and the Term Loan bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of July 27, 2013, we had borrowings outstanding of approximately $51.8 million under the Revolver and $15.0 million under the Term Loan. If interest rates increased 100 basis points, our annual interest expense would increase approximately $668,000, assuming borrowings under the Revolver and Term Loan as existed at July 27, 2013.

In addition to the Revolver and Term Loan, as of July 27, 2013 the Company has outstanding New Notes for $8.2 million on which interest is payable quarterly on the anniversary of the issuance date of November 20, 2012. The quarterly interest is payable at LIBOR plus 12.0% on the New Notes. If interest rates increased 100 basis points, our annual interest expense would increase $82,000, assuming borrowings under the New Notes as existed at July 27, 2013.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the twenty-six week period ended July 27, 2013. As of July 27, 2013, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of July 27, 2013, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 27, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,673 shares purchased under this authorization through July 27, 2013, and the number of shares that may yet be purchased under this authorization is 243,327. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares.

The Company did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101.INS*	XBRLInstance Document

101.SCH*	XBRLTaxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

HANCOCK FABRICS, INC.
(Registrant)

By:	/s/ James Brown
James Brown
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: September 10, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101.INS*	XBRLInstance Document

101.SCH*	XBRLTaxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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