Form 10-Q
period 2013-10-26
HANCOCK FABRICS INC
filed 2013-12-10
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         Yes [X]     No [  ]

As of December 2, 2013, there were 21,569,366, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(in thousands, except for share amounts)	October 26, 2013	October 27, 2012	January 26, 2013(1)
Assets
Current assets:
Cash and cash equivalents	$2,697	$2,953	$4,062
Receivables, less allowance for doubtful accounts	5,109	4,486	3,817
Merchandise inventories, net	114,743	114,070	101,245
Prepaid expenses	2,774	2,968	2,552
Total current assets	125,323	124,477	111,676

Property and equipment, net	33,252	34,203	33,571
Goodwill	2,880	2,880	2,880
Other assets, net	2,113	1,450	2,405
Total assets	$163,568	$163,010	$150,532

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$25,059	$26,302	$18,702
Accrued liabilities	13,933	15,299	13,995
Total current liabilities	38,992	41,601	32,697

Long-term debt obligations, net	83,189	71,124	69,374
Capital lease obligations	2,652	2,837	2,807
Postretirement benefits other than pensions	2,378	2,407	2,481
Pension and SERP liabilities	31,268	32,160	35,115
Other liabilities	5,380	5,987	5,567
Total liabilities	163,859	156,116	148,041

Commitments and contingencies

Shareholders' equity (deficit):
Common stock, $.01 par value; 80,000,000 shares authorized; 35,009,862, 34,913,211 and 34,978,210 issued and 21,569,517, 21,506,108 and 21,570,797 outstanding, respectively	350	349	350
Additional paid-in capital	91,227	90,696	90,720
Retained earnings	92,737	96,980	96,426
Treasury stock, at cost, 13,440,345, 13,407,103 and 13,407,413 shares held, respectively	(153,758)	(153,739)	(153,740)
Accumulated other comprehensive loss	(30,847)	(27,392)	(31,265)
Total shareholders' equity (deficit)	(291)	6,894	2,491
Total liabilities and shareholders' equity (deficit)	$163,568	$163,010	$150,532

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 26, 2013.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012

Net sales	$71,810	$71,866	$194,685	$196,265
Cost of goods sold	41,930	43,684	109,287	116,057

Gross profit	29,880	28,182	85,398	80,208

Selling, general and administrative expenses	28,126	28,103	81,836	81,464
Depreciation and amortization	906	933	2,682	2,806

Operating income (loss)	848	(854)	880	(4,062)

Interest expense, net	1,444	1,385	4,569	3,894

Loss before income taxes	(596)	(2,239)	(3,689)	(7,956)
Income taxes	-	-	-	-

Net loss	$(596)	$(2,239)	$(3,689)	$(7,956)

Other comprehensive income
Minimum pension, SERP and OPEB liabilities, net of taxes $0	140	95	418	288
Comprehensive loss	$(456)	$(2,144)	$(3,271)	$(7,668)

Net loss per share, basic and diluted	$(0.03)	$(0.11)	$(0.18)	$(0.40)

Weighted average shares outstanding:
Basic and diluted	20,565	20,042	20,490	19,960

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(unaudited)

(in thousands, except for number of shares)	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	(Deficit)
Balance January 26, 2013	34,978,210	$350	$90,720	$96,426	(13,407,413)	$(153,740)	$(31,265)	$2,491
Net loss				(3,689)				(3,689)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							418	418
Stock options exercised	23,537	0	18					18
Issuance of restricted stock	138,000	1	(1)					-
Cancellation of restricted stock	(129,885)	(1)	1					-
Stock-based compensation			489					489
Purchase of treasury stock					(32,932)	(18)		(18)
Balance October 26, 2013	35,009,862	$350	$91,227	$92,737	(13,440,345)	$(153,758)	$(30,847)	$(291)

See accompanying notes to consolidated financial statement

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirty-nine Weeks Ended
(in thousands)	October 26, 2013	October 27, 2012
Cash flows from operating activities:
Net loss	$(3,689)	$(7,956)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation and amortization, including cost of goods sold	3,534	3,971
Amortization of deferred loan costs	534	186
Amortization of discount on notes	379	1,748
Stock-based compensation	489	693
Inventory valuation reserve	897	(539)
Other	248	372
Change in assets and liabilities:
Receivables and prepaid expenses	(1,514)	(392)
Merchandise inventories	(14,598)	(17,707)
Other assets	(350)	(239)
Accounts payable	6,357	6,952
Accrued liabilities	(149)	(1,076)
Postretirement benefits other than pensions	(787)	(720)
Pension and SERP liabilities	(2,745)	(2,537)
Other liabilities	(132)	(460)
Net cash used in operating activities	(11,526)	(17,704)
Cash flows from investing activities:
Purchase of property and equipment	(3,180)	(2,144)
Proceeds from the disposition of property and equipment	19	251
Net cash used in investing activities	(3,161)	(1,893)
Cash flows from financing activities:
Net borrowings on revolving credit facility	13,436	20,003
Other	(114)	(101)
Net cash provided by financing activities	13,322	19,902
Increase (decrease) in cash and cash equivalents	(1,365)	305
Cash and cash equivalents:
Beginning of period	4,062	2,648
End of period	$2,697	$2,953
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,168	$2,070
Income taxes	-	-
Non-cash activities:
Noncash change in funded status of benefit plans	418	288

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of October 26, 2013, Hancock operated 261 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to third quarter 2013 and third quarter 2012 are for the 13 week periods ended October 26, 2013 and October 27, 2012, respectively. References to thirty-nine weeks 2013 or 2013, and thirty-nine weeks 2012 or 2012 are for the 39 week periods ended October 26, 2013 and October 27, 2012, respectively.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of October 26, 2013 and October 27, 2012, and our consolidated results of operations and cash flows for the thirty-nine weeks ended October 26, 2013, and October 27, 2012.

The unaudited Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

NOTE 2 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen and thirty-nine weeks ended October 26, 2013 and October 27, 2012 (in thousands):

	Retirement Plan		Postretirement Benefit Plan		Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Service costs	$153	$155	$17	$18	$459	$465	$53	$55
Interest cost	1,009	1,052	28	29	3,026	3,156	84	88
Expected return on assets	(1,010)	(1,044)	-	-	(3,031)	(3,132)	-	-
Amortization of prior service costs	-	-	(181)	(178)	-	-	(542)	(533)
Recognized net actuarial (gain) loss	367	329	(47)	(55)	1,101	986	(143)	(165)
Net periodic benefit cost (gain)	$519	$492	$(183)	$(186)	$1,555	$1,475	$(548)	$(555)

At October 26, 2013, the fair value of the assets held by the pension plan was $63.9 million reflecting a $2.7 million increase from January 26, 2013. Cash contributions to the pension plan of $4.2 million are included in that increase. Service costs consist of administrative expenses paid out of the pension trust.

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

As of October 26, 2013, there were outstanding warrants for 9,838,000 shares with an exercise price of $0.59, which will expire on November 20, 2019. In addition, there were stock options for 1,726,940 shares with a weighted average exercise price of $1.14, and approximately 1,268,000 restricted stock units and restricted shares. Each of these would be included in the computation as common stock equivalents for diluted earnings per share, if the impact was not anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and per share amounts)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Basic and diluted loss per share:
Net loss	$(596)	$(2,239)	$(3,689)	$(7,956)

Weighted average number of common shares outstanding during period	20,565,017	20,041,840	20,490,266	19,959,981

Basic and diluted loss per share	$(0.03)	$(0.11)	$(0.18)	$(0.40)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 13.2 and 14.4 million for the third quarters and 14.6 and 13.7 million for the thirty-nine weeks of 2013 and 2012, respectively.

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

As of October 26, 2013, the Company had outstanding borrowings under the Revolver of $60.0 million and $15.0 million under the Term Loan, and amounts available to borrow of $24.1 million.

At October 26, 2013, Hancock had commitments under the above credit facility of $1.2 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims and shipments of inventory. These letters of credit amounted to $5.6 million as of October 26, 2013.

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

As of October 26, 2013, the Company had an outstanding balance of $8.2 million on the New Notes.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which this report was issued and determined there were no subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended October 26, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 26, 2013, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 26, 2013. Our fiscal year ends on the last Saturday in January and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2012” or “2012” refers to the fiscal year ended January 26, 2013). Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to third quarter 2013 and third quarter 2012 are for the 13 week periods ended October 26, 2013 and October 27, 2012, respectively. References to thirty-nine weeks 2013 or 2013, and thirty-nine weeks 2012 or 2012 are for the 39 week periods ended October 26, 2013 and October 27, 2012, respectively.

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

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating as of October 26, 2013, 261 stores in 37 states and an internet store under the domain name hancockfabrics.com. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. None of the information on the website referenced above is incorporated by reference into our reports filed with, or furnished to, the Securities and Exchange Commission.

Overview

Financial Summary:

●

Comparable store sales increased 1.1% in the third quarter of 2013 following an increase of 2.3% in the third quarter of 2012. Sales for the third quarter of 2013 were virtually flat at $71.8 million compared to $71.9 million for the third quarter of 2012. Sales for the first thirty-nine weeks of 2013 were $194.7 million compared to $196.3 million for the first thirty-nine weeks of 2012 and comparable store sales decreased 0.1% following an increase of 3.6% in the first thirty-nine weeks of 2012.

●

Our online sales for the third quarter of 2013, which are included in the sales number and comparable sales percentage above, increased 1.0% to $1.4 million compared to $1.3 million for the third quarter of 2012, but declined by 3.8% to $3.1 million in the first thirty-nine weeks of 2013 compared to $3.2 million in the first thirty-nine weeks of 2012.

●

Gross profit for the third quarter and first thirty-nine weeks of 2013 was 41.6% and 43.9%, respectively, compared with 39.2% and 40.9% for the third quarter and first thirty-nine weeks of 2012, respectively. This represents an increase of 240 basis points and 300 basis points, respectively.

●

Operating income was $0.8 million for the third quarter of 2013 compared to a loss of $0.9 million in the third quarter of 2012, representing a reversal of a loss and a $1,7 million improvement. For the first thirty-nine weeks of 2013, operating income was $0.9 million compared to a loss of $4.1 million for the first thirty-nine weeks of 2012, representing a reversal of a loss and a $5.0 million improvement.

●

Net loss was $0.6 million, or $0.03 per basic share, in the third quarter of 2013 compared to a net loss of $2.2 million, or $0.11 per basic share in the third quarter of 2012, which is an improvement of $1.6 million. Net loss was $3.7 million or $0.18 per basic share in the first thirty-nine weeks of 2013 compared to a net loss of $8.0 million or $0.40 per basic share in the comparable period of 2012, which is an improvement of $4.3 million.

●

The amount of cash used in operating activities was $11.5 million during the first thirty-nine weeks of 2013 compared to $17.7 million of cash used in operating activities for the first thirty-nine weeks of 2012.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012

Net sales (in thousands)	$71,810	$71,866	$194,685	$196,265

Gross margin percentage	41.6%	39.2%	43.9%	40.9%

Number of stores
Open at end of period (1)	261	261	261	261
Comparable stores at period end (2)	258	261	258	261

Sales growth
All retail outlets	(0.1)%	1.5%	(0.8)%	3.0%
Comparable retail outlets (3)	1.1%	2.3%	(0.1)%	3.6%

Total store square footage at period end (in thousands)	3,682	3,746	3,682	3,746

Net sales per total square footage	$19.50	$19.18	$52.87	$52.39

(1)	Open store count does not include the internet store.

(2)

A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. Comparable sales computation also includes net sales derived from e-commerce. In those instances where stores are either expanded, down-sized or relocated within an existing market, the store is not treated as a new store and, therefore, remains in the computation of comparable sales.

(3)	Comparable sales growth computation also includes net sales derived from e-commerce.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of sales. This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.4	60.8	56.1	59.1
Gross profit	41.6	39.2	43.9	40.9
Selling, general and administrative expense	39.2	39.1	42.0	41.5
Depreciation and amortization	1.2	1.3	1.4	1.4
Operating income (loss)	1.2	(1.2)	0.5	(2.0)
Interest expense, net	2.0	1.9	2.4	2.0
Loss before income taxes	(0.8)	(3.1)	(1.9)	(4.0)
Income taxes	0.0	0.0	0.0	0.0
Net loss	(0.8)%	(3.1)%	(1.9)%	(4.0)%

Net Sales

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Retail comparable store base	$69,851	$69,055	$190,197	$190,299
E-Commerce	1,361	1,348	3,095	3,217
Comparable sales	71,212	70,403	193,292	193,516
New stores	598	-	1,393	-
Closed stores	-	1,463	-	2,749

Total net sales	$71,810	$71,866	$194,685	$196,265

The retail comparable store base above consists of the stores which were included in the comparable sales computation for the current period. The third quarter 2013 comparable sales (excluding e-commerce) increased of 1.2% was the result of a 5.8% improvement in average ticket partially offset by a 4.6% decline in transactions evidencing higher sales volumes for each individual transaction. Comparable sales declined 0.1% for the first thirty-nine weeks of 2013, due to a 6.1% decline in transaction count partially offset by a 6.0% increase in average ticket.

Sales provided by our e-commerce channel increased 1.0% in the third quarter of 2013 but declined 3.8% for the first thirty-nine weeks of fiscal 2013.

Three new stores opened and three stores, where we chose not to stay in the market, have closed since the third quarter of 2012. The sales from these locations are included in net sales. During the trailing 12 months, the Company has relocated 6 stores and as of October 26, 2013 had 261 stores in operation.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012

Apparel and Craft Fabrics	46%	45%	43%	42%
Home Decorating Fabrics	11%	11%	12%	12%
Sewing Accessories	30%	31%	32%	33%
Non-Sewing Products	13%	13%	13%	13%
	100%	100%	100%	100%

Gross Margin

Costs of goods sold include:

●	the cost of merchandise

●	inventory rebates and allowances including term discounts

●	inventory shrinkage and valuation adjustments

●	freight charges

●	costs associated with our sourcing operations, including payroll and related benefits

●	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the third quarters and first thirty-nine weeks of fiscal 2013 and 2012 are as follows:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(dollars in thousands)	October 26, 2013	% of Sales	October 27, 2012	% of Sales	October 26, 2013	% of Sales	October 27, 2012	% of Sales

Total net sales	$71,810	100.0%	$71,866	100.0%	$194,685	100.0%	$196,265	100.0%

Merchandise cost	35,745	49.8%	37,506	52.2%	93,234	47.9%	99,516	50.7%
Freight	2,705	3.8%	2,654	3.7%	6,696	3.4%	7,011	3.5%
Sourcing and warehousing	3,480	4.8%	3,524	4.9%	9,357	4.8%	9,530	4.9%

Gross Profit	$29,880	41.6%	$28,182	39.2%	$85,398	43.9%	$80,208	40.9%

Merchandise cost declined as a percentage of sales by 240 basis points and 280 basis points for the third quarter and first thirty-nine weeks of 2013 as compared to the same periods of 2012, respectively. This improvement resulted primarily from adjustments to our pricing strategy which we believe will allow us to be more competitive while maintaining acceptable margin levels. The other factor influencing merchandise cost for the periods discussed above is the inventory valuation reserve. Excluding the impact of the reserve merchandise cost decreased by 270 basis points and 360 basis points for the quarter and thirty-nine weeks of 2013 as compared to 2012, respectively.

Freight expense was 10 basis points higher as a percentage of sales for the third quarter due to accelerating receipts for the holidays, but 10 basis points lower for the first thirty-nine weeks of 2013 as compared to the same periods of 2012. These changes resulted primarily from the amount of freight being capitalized into inventory, which is affected by inventory turns and a reduction in overall freight expense.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period and the rate at which inventory is shipped out, or inventory turns. The cost difference for the third quarter and thirty-nine weeks of 2013 compared to the same periods in 2012 is primarily due to changes in inventory turns during those periods, which influence the amount of sourcing and warehousing costs capitalized into inventory.

In total, gross margin increased by 240 basis points in the third quarter 2013 from third quarter 2012 levels and by 300 basis points for the first thirty-nine weeks of 2013 as compared to the same period of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include:

●	payroll and related benefits (for our store operations, field management, and corporate functions)

●	advertising

●	general and administrative expenses

●	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

●	operating costs of our headquarter facilities

●	other expense (income)

Specific components of selling, general and administrative expenses (SG&A) include:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(dollars in thousands)	October 26, 2013	% of Sales	October 27, 2012	% of Sales	October 26, 2013	% of Sales	October 27, 2012	% of Sales

Retail store labor costs	$10,135	14.1%	$10,128	14.1%	$29,207	15.0%	$28,958	14.8%
Advertising	2,599	3.6%	2,431	3.4%	7,551	3.9%	7,115	3.6%
Store occupancy	7,470	10.4%	7,503	10.4%	22,485	11.5%	22,548	11.5%
Retail SG&A	5,126	7.2%	4,904	6.8%	14,491	7.4%	15,144	7.7%
Corp SG&A	2,796	3.9%	3,137	4.4%	8,102	4.2%	7,699	3.9%

Total SG&A	$28,126	39.2%	$28,103	39.1%	$81,836	42.0%	$81,464	41.5%

Retail Store Labor Cost - The Company store labor costs was basically unchanged for the third quarter of 2013 as compared to the same period in 2012, wich increases in labor costs being offset by reductions in benefit expenses. For the thirty-nine weeks of 2013, labor costs increased due to additional store labor cost and benefits related to medical claims.

Advertising – The variance in advertising expense for the third quarter of 2013 compared to the same period of 2012 is related to changes in postal regulations, which increased the cost of direct mail, growth of the text messaging program and increases to printing expense. For the first thirty-nine weeks of 2013 compared to the same period in 2012 the increase in advertising cost is primarily due to the changes in postal regulations, printing expense increases, expansion of planned advertising events and additional advertising for the online store.

Store Occupancy – The Company’s store occupancy expense was basically unchanged as compared to the same period of the prior year for both the third quarter and thirty-nine weeks of 2013. Reductions in occupancy related expenses were primarily offset by increased maintenance and repair expense.

Retail SG&A – Retail selling, general and administrative expense increased for the third quarter of 2013 as compared to the third quarter of 2012 primarily due to increases in insurance claims. For the first thirty-nine weeks of 2013 retail SG&A compared to same period of 2012 decreased primarily due to reductions in insurance claims and reduced expenditures for store supplies.

Corporate SG&A – Corporate selling, general and administrative expense for the third quarter of 2013 as compared to the third quarter of 2012 benefited from reduced cost for professional fees. The variance for the thirty-nine weeks of 2013 as compared to the same period of 2012, reflect higher corporate overhead partially offset by lower capitalizable cost related to warehousing and distribution, and reduced professional fees. In addition, the thirty-nine week period of 2012 includes the benefit of a real estate settlement gain of $156,000 and a gain from the settlement of an insurance claim of $238,000.

Interest Expense

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(dollars in thousands)	October 26, 2013	% of Sales	October 27, 2012	% of Sales	October 26, 2013	% of Sales	October 27, 2012	% of Sales
Interest expense, net	$1,444	2.0%	$1,385	1.9%	$4,569	2.4%	$3,894	2.0%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases. Interest expense for the third quarter of 2012 includes $0.6 million of non-cash expense for note discount amortization and the thirty-nine week amounts for 2013 and 2012 include $379,000 and $1.7 million, respectively. Excluding these non-cash items, interest expense was $0.8 million for the third quarter of 2012, and $4.2 million and $2.2 million for the thirty-nine weeks of 2013 and 2012, respectively.

Income Taxes

The Company did not recognize any income tax benefit during the periods of fiscal 2013 or 2012 presented in this report given the uncertainty in realizing the future benefit. As of October 26, 2013, January 26, 2013, and October 27, 2012 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

Hancock’s cash flow related information for the first thirty-nine weeks of fiscal 2013 and 2012 follows:

	Thirty-nine Weeks Ended
	October 26, 2013	October 27, 2012

Net cash flows provided by (used in):
Operating activites	$(11,526)	$(17,704)
Investing activities	(3,161)	(1,893)
Financing activites	13,322	19,902

Operating Activities

Net cash from operating activities, before changes in assets and liabilities, improved by $3.9 million during the first thirty-nine weeks of 2013 compared to the first thirty-nine weeks of 2012. This can be primarily attributed to an improvement in gross profit which reduced the net loss as compared to the prior year. Increases in receivables of $1.5 million, merchandise inventories of $14.6 million less accounts payable support of $6.4 million and a $3.5 million decrease in retirement related liabilities primarily resulted in the $11.5 million of net cash used in operating activities for 2013.

Investing Activities

Cash used for investing activities consists primarily of purchases of property and equipment. Capital expenditures of $3.2 million during the first thirty-nine weeks of 2013 consisted primarily of store fixtures for two new stores, four relocated units, and maintenance capital expenditures for the Corporate headquarters and distribution center. Capital expenditures of $2.1 million in the prior year consisted primarily of store fixtures related to six relocations reduced by the proceeds from a sale of surplus property.

Financing Activities

During the first thirty-nine weeks of 2013, the seasonal build up of inventory and fixtures for six stores drove up net debt obligations by $13.4 million, excluding the remainder of the discount on notes of $379,000, which has been fully amortized. This change in debt obligations and a reduction in the amount outstanding for capital leases produced a net increase in cash provided by financing activities of $13.3 million.

Long-Term Debt Obligations

The following should be read in conjunction with Note 4 to the Consolidated Financial Statements included in this report and Note 7 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2013.

As of October 26, 2013, the Company had outstanding borrowings under the Revolver of $60.0 million and $15.0 million under the Term Loan, and amounts available to borrow of $24.1 million.

At October 26, 2013, Hancock had commitments under the above credit facility of $1.2 million, on documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims and shipments of inventory. These letters of credit amounted to $5.6 million as of October 26, 2013.

As of October 26, 2013, the Company had an outstanding balance of $8.2 million on the New Notes.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit. At October 26, 2013, Hancock had commitments of $1.2 million on documentary letters of credit under the facility, which support purchase orders for merchandise. Hancock also has $5.6 million on standby letters of credit to guarantee payment of potential insurance claims and shipments of inventory. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

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

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the thirty-nine week period ended October 26, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock did not hold derivative financial or commodity instruments at October 26, 2013.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, all loans under the Revolver and the Term Loan bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of October 26, 2013, we had borrowings outstanding of approximately $60.0 million under the Revolver and $15.0 million under the Term Loan. If interest rates increased 100 basis points, our annual interest expense would increase approximately $750,000, assuming borrowings under the Revolver and Term Loan as existed at October 26, 2013.

In addition to the Revolver and Term Loan, as of October 26, 2013, the Company has outstanding New Notes for $8.2 million on which interest is payable quarterly on the anniversary of the issuance date of November 20, 2012. The quarterly interest is payable at LIBOR plus 12.0% on the New Notes. If interest rates increased 100 basis points, our annual interest expense would increase $82,000, assuming borrowings under the New Notes as existed at October 26, 2013.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the thirty-nine week period ended October 26, 2013. As of October 26, 2013, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of October 26, 2013, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 26, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,673 shares purchased under this authorization through October 26, 2013, and the number of shares that may yet be purchased under this authorization is 243,327. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares.

The Company did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101 INS	XBRLInstance Document

101 SCH	XBRLTaxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANCOCK FABRICS, INC.
(Registrant)

By:	/s/ James B. Brown
James B. Brown
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: December 10, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101 INS	XBRLInstance Document

101 SCH	XBRLTaxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document