Form 10-K
period 2014-01-25
HANCOCK FABRICS INC
filed 2014-04-25
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended January 25, 2014

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

Our common stock is traded through broker-to-broker exchanges on the OTC Markets (formerly known as the “Pink Sheets”), a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities. The aggregate market value of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates, based on 19,569,835 shares of common stock outstanding and the price of $0.99 per share on July 27, 2013 (the last business day of the Registrant’s most recently completed second quarter) was $19,374,137. Such aggregate market value was computed by reference to the closing sale price of our common stock as reported on the OTC Markets on such date. For purposes of making this calculation only, we have defined “affiliates” as all directors and executive officers. This determination of affiliate status is not a conclusive determination for any other purpose.

As of April 25, 2014, there were 21,642,853 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

HANCOCK FABRICS, INC.

2013 ANNUAL REPORT ON FORM 10-K

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

PART I

Except as otherwise stated, the information contained in this report is given as of January 25, 2014, the end of our latest fiscal year. The words “Hancock Fabrics, Inc.,” “Hancock,” the “Company,” “we,” “our” and “us” refer to Hancock Fabrics, Inc. and, unless the context requires otherwise, to our subsidiaries. During fiscal 2012 we changed the fiscal year end date from the Saturday closest to January 31, to the last Saturday in January. For 2013, 2012 and beyond our fiscal year now ends on the last Saturday in January  and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2013” or “2013” refers to the fiscal year ended January 25, 2014). Fiscal years consist of 52 weeks, unless noted otherwise.

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

The Company is one of the largest fabric retailers in the United States, with 2013 sales of $276.0 million. We are a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We believe that providing a large assortment of fabric and other items, combined with expert in-store sewing advice, provides us with a competitive advantage. We operated 262 stores in 37 states and an internet store located on our website with the domain name www.hancockfabrics.com as of January 25, 2014.

Operations

Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics and home accent pieces), quilting materials, and notions (which include sewing aids and accessories such as zippers, buttons, threads, sewing machines, and patterns).

Our stores are primarily located in strip shopping centers. During 2013, we opened three stores, closed two stores, remodeled nine stores, and relocated six existing stores.

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

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 4% of our merchandise from any one supplier during 2013. We purchased approximately 14.1% of our merchandise from our top five suppliers in fiscal year 2013.

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

Information Technology

Hancock Fabrics is committed to using information technology to improve operations and efficiency and to enhance the customer shopping experience.  Information obtained from our point-of-sale system enables us to identify important trends, increase in-stock levels of more popular stock keeping units (“SKUs”), eliminate less profitable SKUs, analyze product margins and generate data for the purpose of evaluating advertising and promotions.  A refresh of point-of-sale hardware improved the performance of store systems and provided us a new platform on which to build applications.  New systems to manage fabric cuts and coupons increased productivity at point-of-sale, thereby improving the overall checkout process.  In 2013, key systems were upgraded to increase capacity and performance.  This has provided the resources necessary to develop more sophisticated replenishment and distribution applications.  Additional capacity and performance has also allowed us to improve our reporting and data warehousing.  We continued to leverage our store network to improve perpetual inventory accuracy through new applications.  Our focus remains on inventory control and maximization, and labor management through the implementation and use of efficient systems.

Service Mark

We operate our stores under the service mark “Hancock Fabrics,” which we have registered with the United States Patent and Trademark Office.

Seasonality

Our business is seasonal. Peak sales periods occur during the fall, Thanksgiving/Christmas and pre-Easter weeks, while the lowest sales periods occur during the summer months.

Employees

At January 25, 2014, we employed approximately 3,300 people on a full-time and part-time basis. Approximately 3,000 of those employees work in our retail stores. The remaining employees work in the Baldwyn headquarters, warehouse, and distribution facility. We do not have any employees covered under collective bargaining agreements.

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

Section 302 Certification

The Chief Executive Officer and Chief Financial Officer of the Company filed the certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K for the fiscal year ended January 25, 2014.

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

Risks Related to Our Business

Our business and operating results may be adversely affected by the general economic conditions and the ongoing slow economic recovery.

Our performance and operating results are impacted by conditions in the U.S. and the world economy. The macro-economic environment has been highly volatile in recent years due to a variety of factors, including but not limited to, the lagging demand in the housing market, lack of credit availability, unpredictable fuel and energy prices, volatile interest rates, inflation and deflation fears, unemployment concerns, increasing consumer debt, significant stock market volatility, and recession. These economic conditions negatively impact levels of consumer spending, which may remain depressed for the foreseeable future. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The slow economic recovery may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. In addition, the continuing credit crisis is causing a significant negative impact on businesses around the world. The impact of this environment on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Any or all of these factors, as well as other unforeseen factors, could have a material adverse impact on consumer spending, our ability to obtain financing, our results of operations, liquidity, financial condition and stock price.

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

Our inability to effectively implement our growth strategy may have an adverse effect on sales growth

Our growth strategy includes relocating or remodeling existing stores, opening new stores and introducing changes to our merchandise assortments, among others. Certain risks involved with implementing these strategies may not be adequately addressed, and future sales and operating results may be less than anticipated, which may negatively impact the return on investment. Future growth and profitability is dependent upon the successful implementation of our growth strategy and realizing positive returns on investments.

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

At January 25, 2014, we had outstanding long-term indebtedness of $81.3 million. Our significant indebtedness could have important negative consequences to us, including:

●	making it more difficult for us to satisfy our obligations with respect to such indebtedness;
●	increasing our vulnerability to adverse general economic and industry conditions;
●	exhausting the amount available to borrow under our current credit lines if operating results do not improve;
●	limiting our ability to obtain additional financing to fund capital expenditures or other growth initiatives, and other general corporate requirements;
●

requiring us to dedicate a significant portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives, and other general corporate requirements;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	placing us at a competitive disadvantage compared to our less leveraged competitors;
●	limiting our ability to fund the required cash contributions to the defined benefit pension plan; and
●	limiting our ability to refinance our existing indebtedness as it matures.

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

Significant changes in discount rates, mortality rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.

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

Approximately 91% of our store shipments pass through our distribution center. The remainder of merchandise is drop-shipped by our vendors directly to our store locations. Damage or interruption to our distribution center from factors such as fire, power loss, storm damage or unanticipated supplier shipment delays could cause a disruption in our operations. The occurrence of unanticipated problems at our distribution center would likely result in increased operating expenses and reduced sales that would negatively impact our operating results.

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

Due to our history of losses over the three year period ended January 25, 2014, we have not generated positive operating cash flow during such period. If we do not generate positive cash flow from operations, we will need to develop and implement alternative strategies. These alternative strategies could include seeking improvements in working capital management, reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, seeking additional debt or financing, and selling assets. There can be no assurance that any of these strategies could be implemented on satisfactory terms, on a timely basis, or at all.

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

We have become more dependent upon automated information technology processes, including use of the internet for conducting a portion of our business. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. In connection with credit card sales, we transmit confidential credit card information. Information may be compromised through various means, including penetration of our network security, hardware tampering, and misappropriation of confidential information. We have a program in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems changes frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our team members, contractors and temporary staff. Failure to maintain the security of confidential information could result in deterioration in our employees’ and customers’ confidence in us, expose us to litigation and liability, and any breach in the security and integrity of other business information could put us at a competitive disadvantage, resulting in a material adverse impact on our financial condition and results of operations.

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

Unforeseen public health issues, such as pandemics and epidemics, and geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, as well as natural disasters such as hurricanes, typhoons, tornadoes, floods, earthquakes and other adverse weather and climate conditions, whether occurring in the U.S. or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. Day to day operations, particularly our ability to receive products from our vendors or transport products to our stores could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. Such occurrences could significantly impact our operating results and financial performance. As a result, our business could be adversely affected.

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

There has been significant volatility in the market price and trading volume of equity securities, in many cases unrelated to the financial performance of the companies. These broad market fluctuations may negatively affect the market price of shares of our common stock. Fluctuations in the market price of our common stock may be caused by changes in our operating performance or prospects and other factors, including, among others:

●	actual or anticipated fluctuations in our operating results or future prospects;

●	our announcements or our competitors’ announcements of new products;

●	public reaction to our press releases, our other public announcements and our filings with the SEC;

●	strategic actions by us or our competitors;

●	changes in financial markets or general economic conditions;

●	our ability to raise additional capital as needed;

●	developments regarding our patents or proprietary rights or those of our competitors; and

●	changes in stock market analyst recommendations or earnings estimates regarding shares of our common stock, other comparable companies or our industry generally.

Future sales of our common stock could adversely affect the market price of our common stock and our future capital-raising activities could involve the issuance of equity securities, which could result in a decline in the trading price of shares of our common stock.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of shares of our common stock and our ability to raise capital. We currently have outstanding warrants to purchase an aggregate of up to 9,838,000 shares of the Company’s common stock for an exercise price of $0.59 per share that are exercisable at any time until November 20, 2019 on a cashless basis pursuant to the terms of the warrants. We may issue additional shares of our common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our-then-outstanding shares of our common stock. The market price for shares of our common stock could decrease as the market takes into account the dilutive effect of any of these issuances.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of January 25, 2014, the Company operated 262 stores in 37 states. The number of store locations in each state is shown in the following table:

	Number		Number
State	of Stores	State	of Stores

Alabama	11	Nebraska	4
Arizona	2	Nevada	3
Arkansas	9	New Mexico	2
California	10	North Carolina	14
Colorado	3	North Dakota	1
Florida	5	Ohio	5
Georgia	15	Oklahoma	10
Idaho	4	Oregon	2
Illinois	12	Pennsylvania	1
Indiana	5	South Carolina	9
Iowa	7	South Dakota	2
Kansas	4	Tennessee	11
Kentucky	8	Texas	29
Louisiana	12	Utah	5
Maryland	5	Virginia	10
Minnesota	10	Washington	7
Mississippi	6	Wisconsin	8
Missouri	9	Wyoming	1
Montana	1

Our store activity for the last five years is shown in the following table:

Store Development Program

Year	Opened	Closed	Net Change	Year-end Stores	Relocated
2009	3	(1)	2	265	2
2010	1	(1)	-	265	7
2011	1	(3)	(2)	263	5
2012	1	(3)	(2)	261	8
2013	3	(2)	1	262	6

The Company’s 262 retail stores average 13,995 square feet and are located principally in strip shopping centers.

With the exception of one owned location, the Company’s retail stores are leased. The original lease terms generally are ten years in length and most leases contain one or more renewal options, usually of five years in length. During fiscal 2014, thirty-four store leases are scheduled to expire. We currently have negotiated or are in the process of negotiating renewals on certain leases.

The Company owns and operates a 650,000 square foot warehouse and distribution facility, a 28,000 square foot fixture manufacturing facility, and an 80,000 square foot corporate headquarters facility in Baldwyn, Mississippi. These facilities, which are located on 64 acres of land, are owned by the Company and serve as collateral under the Company’s credit facility.

Reference is made to the information contained in Note 6 to the accompanying Consolidated Financial Statements for information concerning our long-term obligations under leases.

Item 3. LEGAL PROCEEDINGS

The Company is party to several legal proceedings and claims arising in the ordinary course of business. We expect these matters will be resolved without material adverse effect on our consolidated financial position, results of operations or cash flows. We believe that any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable.

Item 4. MINE SAFETY DISLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for our common stock. Our common stock is currently quoted on the OTC Markets, formerly known as the “Pink Sheets”, under the symbol “HKFI.PK”. The OTC Markets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTC Markets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low closing prices of our common stock for the year and during each quarter in fiscal 2012 and 2013, as reported by the OTC Markets:

	High	Low
2012
First Quarter	$1.01	$0.70
Second Quarter	0.87	0.45
Third Quarter	0.70	0.35
Fourth Quarter	0.70	0.46

Year Ended
January 26, 2013	$1.01	$0.35

2013
First Quarter	$0.73	$0.47
Second Quarter	1.10	0.72
Third Quarter	1.33	0.81
Fourth Quarter	1.10	0.82

Year Ended
January 25, 2014	$1.33	$0.47

As of January 25, 2014, there were 3,363 record holders of our common stock.

We did not pay any cash dividends during fiscal 2013 or 2012. We do not currently anticipate declaring or paying cash dividends on shares of our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant. The Company’s credit facilities also contain covenants restricting the ability of the Company and its subsidiaries to pay dividends or distributions.

See Part III, Item 12 herein for a description of our securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of our common stock during the year ended January 25, 2014:

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans (2)
January 27, 2013 through
February 23, 2013	27,108	$0.50	-	243,327
February 24,2013 through
March 30, 2013	2,034	0.55	-	243,327
March 31, 2013 through
April 27, 2013	-	-	-	243,327
April 28, 2013 through
May 25, 2013	-	-	-	243,327
May 26, 2013 through
June 29, 2013	830	0.91	-	243,327
June 30, 2013 through
July 27, 2013	-	-	-	243,327
July 28, 2013 through
August 24, 2013	-	-	-	243,327
August 25, 2013 through
September 28, 2013	1,610	1.02	-	243,327
September 29, 2013 through
October 26, 2013	1,350	0.99	-	243,327
October 27, 2013 through
November 23, 2013	-	-	-	243,327
November 24, 2013 through
December 28, 2013	151	0.91	-	243,327
December 29, 2013 through
January 25, 2014	34,936	1.01	82	243,245
Total January 27, 2013 through
January 25, 2014	68,019	$0.79	82	243,245

(1)	The number of shares purchased during the year includes 67,937 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

(2)

In June of 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,755 shares purchased under this authorization through January 25, 2014. The shares discussed in footnote (1) are excluded from this column.

Item 6. SELECTED FINANCIAL DATA

Set forth below is selected financial information of the Company for each fiscal year in the 5-year period ended January 25, 2014. The selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and notes thereto which appear elsewhere in this Form 10-K.

(dollars in thousands, except per
share data and other data)	2013	2012	2011	2010	2009

Results of Operations Data:
Sales	$276,030	$277,989	$271,993	$275,465	$274,058
Gross profit	118,755	112,137	112,725	114,645	121,717
(Loss) income from continuing operations before income taxes	(1,942)	(8,510)	(11,298)	(10,258)	1,838
Income from discontinued operations, net of tax	-	-	-	29	150
Net (loss) income	(1,942)	(8,510)	(11,298)	(10,461)	1,788
As a percentage of sales	(0.7)%	(3.1)%	(4.2)%	(3.8)%	0.6%
As a percentage of average shareholders' equity	(69.7)%	(104.0)%	(46.4)%	(25.5)%	3.8%

Financial Position Data:
Total assets	$155,072	$150,532	$146,387	$140,923	$148,546
Capital expenditures	4,509	2,698	4,934	5,392	3,084
Long-term indebtedness	81,296	72,181	52,320	31,856	30,126
Common shareholders' equity	3,082	2,491	13,871	34,837	47,212
Current ratio	3.4	3.4	3.0	2.9	2.8

Per Share Data:
Basic (loss) earnings per share	$(0.09)	$(0.42)	$(0.57)	$(0.53)	$0.09
Diluted (loss) earnings per share	(0.09)	(0.42)	(0.57)	(0.53)	0.09
Cash dividends per share	-	-	-	-	-
Shareholders' equity per share	0.14	0.12	0.68	1.74	2.37

Other Data:
Number of states	37	37	37	37	37
Number of stores	262	261	263	265	265
Number of shareholders	3,363	3,448	3,489	3,561	3,676
Number of shares outstanding, net of treasury shares	21,641,004	21,570,797	20,511,123	20,068,327	19,902,148
Comparable sales change	(0.1)%	2.9%	(0.8)%	(0.1)%	0.2%
Total selling square footage	3,149,495	3,194,594	3,217,307	3,250,427	3,036,444

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating 262 stores in 37 states as of January 25, 2014. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. The stores average 13,995 total square feet, of which 12,021 are on the sales floor. During 2013, the average annual sales per store were approximately $1.0 million.

Significant financial items during fiscal 2013 include:

●	Sales for fiscal 2013 were $276.0 million compared with $278.0 million in fiscal 2012, and comparable store sales decreased by 0.1% in 2013 compared to an increase of 2.9% in 2012.

●	Our online sales for 2013, which are included in the sales and comparable sales results above, decreased 0.8% to $5.1 million.

●	Operating results and net loss for 2013, 2012 and 2011 as adjusted for one-time and non-comparable items are summarized in the table below.

The Company has presented normalized operating income (loss) and normalized net loss to provide investors with additional information to evaluate our operating performance and our ability to service our debt. The Company uses these measurements, among other metrics to evaluate operating performance and to plan and forecast future periods’ operating performance.

Normalized operating income (loss) and normalized net loss are not measures of operating performance calculated in accordance with GAAP and should not be considered in isolation of, or as a substitute for operating income (loss) or net loss, as an indicator of operating performance. Since the computation of normalized operating income (loss) and normalized net loss may differ from similarly titled measures used by other companies and industries, it should not be used as a measure of performance among companies. The table below shows a reconciliation of normalized operating income (loss) to operating income (loss) and a reconciliation of normalized net loss to net loss, the most directly comparable GAAP financial measures.

	Fiscal Year
	2013	2012	2011

Operating income (loss)	$4,025	$(1,233)	$(6,462)

One-time, non-comparable items
Asset impairment	-	-	1,666
Contract arbitration professional fees	-	413	1,614
Severance related costs	-	-	401
CEO relocation costs	-	-	300
Total one-time, non-comparable items	-	413	3,981

Normalized operating income (loss)	$4,025	$(820)	$(2,481)

Net loss	$(1,942)	$(8,510)	$(11,298)
Items above	-	413	3,981
W/O unamortized discount, 2008 facility	-	806	-
W/O unamortized loan cost, 2008 facility	-	175	-
Financing breakup fees	-	507	-
Total one-time, non-comparable items	-	1,901	3,981

Normalized net loss	$(1,942)	$(6,609)	$(7,317)

During 2012 and 2011, the Company had to defend itself related to a disputed consulting agreement. The professional fees incurred for this defense were $413,000 and $1.6 million, respectively.

As a result of the debt restructuring the Company undertook during 2012 it incurred additional or non-recurring cost which were charged to interest expense. Those costs include $0.8 million of discount written-off related to the early retirement of a portion of the Company’s Floating Rate Series A secured notes, $175,000 of unamortized loan cost related to the revolver under the Company’s loan and security agreement dated as of August 1, 2008, which was amended and restated on November 15, 2012 and $0.5 million of legal and breakup fees paid to Wells Fargo Capital Finance for an uncompleted financing arrangement.

For 2011, the asset impairment charge of $1.4 million is the difference between asset values and projected future cash flows related to specific store locations plus $259,000 of goodwill impairment.

For 2011, severance costs of $401,000 related to the departure of one Senior Vice-President and three Vice-Presidents of the Company during the prior fiscal year. The relocation costs of $300,000 cover the relocation payment and reimbursements as provided in the Company CEO’s employment agreement.

Excluding the one-time charges outlined above, which total approximately $1.9 million in 2012, the net loss for 2012 would have been $6.6 million or $0.33 per basic share, excluding the $4.0 million in 2011, the net loss for 2011 would have been $7.3 million or $0.37 per basic share.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Fiscal Year
	2013	2012	2011

Sales (in thousands)	$276,030	$277,989	$271,993

Gross margin percentage	43.0%	40.3%	41.4%

Number of stores
Open at end of period(1)	262	261	263
Comparable stores at year end (2)	259	260	262

Sales growth
All retail outlets	(0.7)%	2.2%	(1.3)%
Comparable retail outlets (3)	(0.1)%	2.9%	(0.8)%

Total store square footage at year end (in thousands)	3,667	3,723	3,751

Net sales per total square footage	$75	$75	$73

(1)	Open store count does not include the internet store.

(2)

A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable sales.

(3)	Sales growth for comparable retail outlets also includes net sales derived from E-commerce.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales. This table includes the $1.9 million, and $4.0 million of one-time and non-comparable charges occurring in 2012 and 2011 respectively, and should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Fiscal Year

	2013	2012	2011
Sales	100.0%	100.0%	100.0%
Cost of goods sold	57.0	59.7	58.6
Gross profit	43.0	40.3	41.4
Selling, general and administrative expenses	40.2	39.4	42.3
Depreciation and amortization	1.3	1.3	1.5
Operating income (loss)	1.5	(0.4)	(2.4)
Interest expense, net	2.2	2.6	1.8
Loss before income taxes	(0.7)	(3.0)	(4.2)
Income taxes	-	-	-
Net loss	(0.7)%	(3.0)%	(4.2)%

Sales

(in thousands)	Fiscal Year
	2013	2012	2011
Retail comparable store base	$267,668	$269,559	$264,687
E-Commerce	5,121	5,164	4,782
Comparable sales	272,789	274,723	269,469
New stores	2,115	649	616
Closed stores	1,126	2,617	1,908
Total sales	$276,030	$277,989	$271,993

The retail comparable store base above consists of sales which were included in the comparable sales computation for the year. Retail comparable store sales decreased by 0.1% in 2013, increased by 2.8% in 2012, and declined 0.7% in 2011. This resulted from a 5.2% increase in average ticket and a 5.3% decrease in transactions in fiscal 2013, and a 6.5% increase in average ticket and a 3.7% decrease in transactions in fiscal 2012.

Sales provided by our E-commerce channel decreased by 0.8% in 2013, increased by 8.0% in 2012 and decreased by 7.9% in 2011. We believe the downturn in 2011 was attributable to merchandising issues which were recognized during the year, but could not be fully corrected.

New stores for 2013 include the results for four locations, one which was not comparable until it reached its 53rd week of operation and three which opened during the year. Two stores closed in 2013 and three stores closed in each of 2012 and 2011, none of which qualified as discontinued operations.

The Company routinely closes and opens stores, as leases expire or as better locations become available. The Company does not consider these strategic moves as discontinued operations. Only when the Company closes a significant number of stores in conjunction with downsizing under a plan agreed upon by the Company’s Board of Directors, will it consider the results for disclosure under discontinued operations requirements.

Our sales by merchandise category is reflected for the last three years in the table below:

	Fiscal Year
	January 25, 2014	January 26, 2013	January 28, 2012

Apparel and Craft Fabrics	44%	43%	43%
Home Decorating Fabrics	11%	11%	12%
Sewing Accessories	32%	32%	31%
Non-Sewing Products	13%	14%	14%
	100%	100%	100%

We are constantly making adjustments to our merchandise mix based on anticipated consumer demand and current sales trends. As shown by the results, only minor changes have occurred in our product mix over the last three years. Apparel and craft fabrics improved slightly, due to strong demand for products within this category. Non-sewing products have declined slightly as the Company has reduced its focus on adding craft products.

Gross Margin

Costs of goods sold include:

●	the cost of merchandise

●	inventory rebates and allowances including term discounts

●	inventory shrinkage and valuation adjustments (including our inventory obsolescence charge)

●	freight charges

●	costs associated with our sourcing operations, including payroll and related benefits

●	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold over the previous three years are as follows:

(in thousands)	2013	% of Sales	2012	% of Sales	2011	% of Sales

Total sales	$276,030	100.0%	$277,989	100.0%	$271,993	100.0%

Merchandise cost	135,351	49.1%	142,141	51.2%	135,570	49.9%
Freight	9,190	3.3%	9,805	3.5%	9,506	3.5%
Sourcing and warehousing	12,734	4.6%	13,906	5.0%	14,192	5.2%

Gross Profit	$118,755	43.0%	$112,137	40.3%	$112,725	41.4%

Merchandise cost declined by 210 basis points for 2013 as compared to 2012 primarily due to adjustments to our pricing strategy which were implemented in the fourth quarter of 2012 and inventory shrink improvement. Merchandise cost increased for 2012 over 2011 primarily due to aggressive promotional activity during the first three quarters of the year which was necessary to be competitive. Merchandising issues in our core product lines during 2011 required aggressive promotions late in 2011 to regain customer traffic lost earlier in the year.

Freight costs have benefited from stable fuel cost during the years presented and continued improvements in our shipping process.

Sourcing and warehousing costs expensed through costs of goods sold is impacted by both the volume of inventory received and shipped during any period, and the rate at which inventory turns. For 2013, the sourcing and warehousing cost capitalized into inventory was relatively constant as compared to 2012, but reduced from 2011 and inventory turns have declined in each of the three years presented.

In total, 2013 gross profit improved by 270 basis points after a decline of 110 basis points in 2012 as compared to 2011. Our business continues to be highly promotional but management believes the current pricing strategy will allow it to maintain the 2013 gross profit levels for 2014 while offering consumers price events necessary to drive sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include:

●	payroll and related benefits (for our store operations, field management, and corporate functions)

●	advertising

●	general and administrative expenses

●	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

●	operating costs of our headquarter facilities

●	other expense (income)

Specific components of selling, general and administrative expenses include:

(in thousands)	2013	% of Sales	2012	% of Sales	2011	% of Sales

Retail store labor costs	$40,228	14.6%	$39,647	14.3%	$41,291	15.2%
Advertising	11,139	4.0%	10,018	3.6%	9,618	3.5%
Store occupancy	30,068	10.9%	29,916	10.8%	30,325	11.1%
Retail SG&A	18,662	6.8%	19,685	7.1%	20,953	7.7%
Corp SG&A	11,010	3.9%	10,387	3.6%	12,860	4.8%

Total SG&A	$111,107	40.2%	$109,653	39.4%	$115,047	42.3%

Retail Store Labor Costs – Store labor costs were allowed to increase slightly in 2013 to ensure customer service levels were maintained after a significant reduction in 2012 as compared to 2011, as a result of greater corporate oversight. We will continue to leverage our technology investment in store infrastructure to improve labor efficiency and enhance store performance.

Advertising – Our advertising medium is primarily direct mail and newspaper inserts, and for the near term we believe this combination is the most effective, although we will continue to explore the effectiveness of other advertising channels. Advertising cost has increased in each of the three years presented as we’ve expanded or added events to drive customer traffic. For 2014, we have made improvements to our marketing program which management believes will allow us to expand the reach of our advertising events without significantly impacting costs.

Store Occupancy – These costs are driven primarily by the long-term leases we enter into with the owners of our retail locations and to a lesser degree building maintenance costs. The marginal changes in the three years presented were primarily the result of renewals of leases already in place and maintenance expenditures to improve the appearance and operating standard of the retail units. We are optimistic that lease related costs will not substantially increase going forward given the current weakness in the commercial real estate market and beneficial modifications to many of our existing leases.

Retail SG&A – Retail selling, general and administrative expenses declined in 2013 primarily due to commission income from a third party loyalty program being promoted by store associates. This category also benefited from reduced insurance claims and a reduction in expenditures for store supplies. The decline in costs for 2012 can be attributed to a reduction in outside janitorial services, lower insurance related costs and a decline in credit card fees.

Corporate SG&A – These are costs related primarily to staffing and operation of the Company’s headquarters. The increase for 2013 over 2012, occurred from additional payroll and relocation costs for corporate personnel, increased contract labor and incentive compensation, partially offset by reduced professional fees. In addition to normal recurring expenses, which include the write-off of the one remaining pre-petition obligation in 2011, this category includes the following one-time or non-comparable expenses for 2012 and 2011. For 2012 and 2011 respectively, $413,000 and $1.6 million related to contract arbitration professional fees. For 2011, relocation charges of $300,000 were recorded which relate to the Company CEO’s relocation payment and expenses, severance expenses of $401,000 and an asset impairment charge of $1.7 million was recorded. Excluding these one-time, non-comparable items, 2012 and 2011 corporate SG&A would have been $10.0 million and $8.9 million, respectively.

Interest Expense, Net

(in thousands)	2013	% of Sales	2012	% of Sales	2011	% of Sales

Interest expense, net	$5,967	2.2%	$7,277	2.6%	$4,836	1.8%

Our interest costs are driven by borrowings on our credit facilities. Our current credit facilities consist of both an asset based facility and a subordinated debt facility. In addition to the one-time, non-recurring items included in 2012 interest expense as a result of the debt restructuring discussed above, both 2013 and 2012 were impacted by higher average outstanding borrowings and the higher interest rates under the amended and restated revolving credit agreement. Interest expense includes non-cash bond discount amortization costs of $379,000 for 2013, $3.1 million for 2012 and $2.3 million for 2011.

Income Taxes

(in thousands)	2013	% of Sales	2012	% of Sales	2011	% of Sales

Income taxes	$-	0.0%	$-	0.0%	$-	0.0%

No income tax expense was recognized in 2013, 2012, or 2011. Total net deferred tax assets and liabilities are fully reserved with a valuation allowance.

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

Due to our history of losses over the three year period ended January 25, 2014, we have not generated positive operating cash flow during such period. During the years ended January 25, 2014, January 26, 2013 and January 28, 2012, the Company had a net loss of $1.9 million, $8.5 million and $11.3 million, respectively and net cash used in operating activities for the corresponding periods was $5.7 million, $11.3 million and $13.3 million, respectively. As a result, since fiscal 2011, we have increasingly relied on bank borrowings for our capital needs to fund the Company’s working capital needs, its required cash contribution to the Company’s defined benefit pension plan, for capital expenditures, and losses from operations.

At January 25, 2014, the Company had outstanding long-term indebtedness of $81.3 million compared to $31.9 million as of January 29, 2011. As a consequence of our significant amount of indebtedness as of January 25, 2014, a significant portion of our cash flow from operations must be dedicated to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives and other general corporate requirements, see “Item 1A. Risk Factors − Risks Related to Our Business − We have a significant amount of indebtedness, which could have important negative consequences to us.” In addition, at January 25, 2014, the Company had limited cash resources, with cash of $1.8 million, see “Item 1A. Risk Factors − Risks Related to Our Business − Our current cash resources might not be sufficient to meet our expected near-term cash needs.”

Our short-term and long-term liquidity needs arise primarily from our working capital requirements, required cash contributions to the defined benefit pension plan, planned capital expenditures and debt service requirements. We anticipate that capital expenditures for the fiscal year ending January 31, 2015 will be approximately $3.8 to $4.2 million, primarily for store and technology upgrades. We anticipate that we will be able to satisfy our short-term and long-term liquidity needs highlighted above through the next twelve months with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility (the “Revolver”) and other sources of financing. As of January 25, 2014, we have $16.6 million available to borrow under the Revolver. We consolidate our daily cash receipts into a centralized account. In accordance with the terms of our $100.0 million Revolver, on a daily basis, all collected and available funds are applied to the outstanding loan balance. We then determine our daily cash requirements and request those funds from the Revolver availability.

Our ability to improve our liquidity in future periods will depend on generating positive operating cash flow, primarily through comparable store sales increases, improved gross margin and controlling our expenses, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control, see “Item 1A. Risk Factors” in this report.”

Hancock’s cash flow related information as of and for the past three fiscal years follows (in thousands):

	2013	2012	2011

Net cash flows provided by (used in):
Operating activities	$(5,700)	$(11,278)	$(13,255)
Investing activities	(4,487)	(2,439)	(4,586)
Financing activities	7,931	15,131	18,117

Operating Activities

In 2013, the net loss plus non-cash adjustments to reconcile net loss to cash flow from operations, provided $5.2 million compared to $0.9 million for 2012; inventory increased $6.6 million, accounts payable increased by $1.7 million and a cash contribution of $5.4 million was made to the defined benefit pension plan.

In 2012, the net loss plus non-cash adjustments to reconcile net loss to cash flow from operations, provided $0.9 million compared to a loss of $5.2 million for 2011; inventory increased by $5.0 million, accrued liabilities declined by $2.4 million and a cash contribution of $5.0 million was made to the defined benefit pension plan.

We believe future inventory reductions can be obtained as we refine our supply chain management systems, but this additional efficiency did not occur in 2013, 2012 or 2011 and may not occur in the near-term as we continue to modify our product offering to drive sales growth.

Accounts payable as a percentage of inventory was 19.1%, 18.5% and 20.2% at year-end 2013, 2012 and 2011, respectively.

The Company expects to make contributions to its defined benefit pension plan during 2014 of $4.9 million.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.

During 2013, expenditures for investing activities consisted of store fixtures for three new stores, nine remodels and six relocations, store leasehold improvements and maintenance capital expenditures at the distribution center. Expenditures for 2012 consisted of store fixtures for one new store and eight relocations, and leasehold improvements. Expenditures for 2011 consist primarily of store fixtures for one new store, five relocations and the expanded craft assortment introduced in numerous locations, and IT equipment upgrades. These activities totaled approximately $4.5 million, $2.7 million and $4.9 million for 2013, 2012 and 2011, respectively.

Financing Activities

During the three years presented outstanding borrowings have increased by $8.9 million, $16.9 million and $18.3 million for 2013, 2012 and 2011, respectively. This growth in outstanding debt has been used primarily to fund working capital needs, pay the required cash contribution to the defined benefit pension plan and for capital expenditures in each of those years.

General

We do not currently anticipate declaring or paying cash dividends on shares of our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant. Stock repurchases in 2013 were minor, consisting of insignificant purchases from odd-lot shareholders and small amounts surrendered by employees to satisfy tax withholding obligations arising from the lapse of restrictions on shares of stock.

Over the long term, our ability to improve our liquidity will ultimately depend on a positive trend in cash flow from operating activities through comparable sales increases, improved gross margin, and control of expenses.

Credit Facilities

The following should be read in conjunction with Note 5 to the accompanying Consolidated Financial Statements – Long-Term Debt Obligations.

On November 15, 2012, the Company entered into an amended and restated loan and security agreement with its direct and indirect subsidiaries, General Electric Capital Corporation, as working capital agent, GA Capital, LLC, as term loan agent, and the lenders party thereto, which expires on November 15, 2016. The amended and restated loan and security agreement amended and restated the Company’s loan and security agreement dated as of August 1, 2008, and provides senior secured financing of $115 million, consisting of (a) an up to $100 million revolving credit facility (the "Revolver"), which includes a letter of credit sub-facility of up to $20.0 million, and (b) an up to $15 million term loan facility (the "Term Loan"). The level of borrowings available is subject to a borrowing base computation, as defined in the amended and restated loan and security agreement, which includes credit card receivables, inventory, and real property. Principal amounts outstanding under both the Revolver and the Term Loan bear interest at a rate equal to, at the option of the borrowers, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), or (b) a prime rate, in each case plus an applicable margin and adjusted for certain additional costs and fees. As of January 25, 2014, the applicable margin for Revolver borrowings was 2.25% with respect to the Eurodollar Rate and 1.25% with respect to the prime rate loans; and for Term Loan borrowings 10.0% with respect to the Eurodollar Rate and 9.00% with respect to prime rate loans.

The Revolver and Term Loan is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal tangible and intangible assets of the Company.

As of January 25, 2014, the Company had outstanding borrowings under the Revolver of $55.5 million and $15.0 million under the Term Loan, and amounts available to borrow of $16.6 million.

At January 25, 2014, Hancock had commitments under the above credit facility of $0.8 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit primarily to guarantee payment of potential insurance claims totaling $5.6 million.

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

On January 31, 2013, the Company used funds from the Revolver to retire the remaining $5.1 million of Existing Notes outstanding and wrote off the related unamortized discount of $379,000. The Existing Notes would have matured on August 1, 2013, were subordinated to the Revolver, and were secured by a junior lien on all of the Company’s assets.

As of January 25, 2014, the outstanding balance on the New Notes was $8.2 million.

Off-Balance Sheet Arrangements

Hancock has no off-balance sheet financing arrangements. We lease our retail fabric store locations mainly under non-cancelable operating leases. Four of our store leases qualified for capital lease treatment. Future payments under operating leases are excluded from our balance sheet. The four capital lease obligations are reflected on our balance sheet.

Contractual Obligations and Commercial Commitments

The following is a summary of our contractual obligations and commercial commitments as of January 25, 2014 that will require the use of funds:

Contractual Obligations (in thousands)
	Note Reference	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt (1)	5	$78,691	$-	$70,487	$8,204	$-
Minimum lease payments (2)	6	84,219	21,068	32,999	18,460	11,692
Standby letters of credit	5	5,600	5,600	-	-	-
Capital lease obligations (3)	6	4,236	472	902	742	2,120
Trade letters of credit		751	751	-	-	-
Open purchase orders		23,152	23,152	-	-	-
Total		$196,649	$51,043	$104,388	$27,406	$13,812

(1) The calculation of interest on the Revolver, the Term Loan and the New Notes is dependent on the average borrowings during the year and a variable interest rate. The interest rates on the Revolver, the Term Loan and the New Notes were approximately 2.66%, 11.50%, and 12.27% at January 25, 2014.  Interest payments are excluded from the table because of their subjectivity and the estimation required.

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

We believe that estimates related to the following areas involve a higher degree of judgment and/or complexity:

Inventories. We value inventory using the lower of weighted average cost or market method. Market price is generally based on the projected selling price of the merchandise. We regularly review inventories to determine if the carrying value of the inventory exceeds market value and we record a reserve to reduce the carrying value to its market price, as necessary. This policy is not expected to have a material impact on future earnings as product is sold. As of January 25, 2014, and January 26, 2013, we had recorded reserves totaling $2.3 million and $1.9 million, respectively.

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

We capitalize costs related to the acquisition, distribution, and handling of inventory as well as freight, duties and fees related to import purchases of inventory as a component of inventory each period. In determining the amount of costs to be allocated to inventory each period, we must estimate the amount of costs related to the inventory, based on inventory turnover ratios and the ratio of inventory flowing through the warehouse. Changes in these estimates from period-to-period could significantly change the reported amounts for inventory and cost of goods sold. As of January 25, 2014, we had capitalized costs related to acquisition, distribution, and handling in inventory of $9.9 million compared to $8.9 million as of January 26, 2013, and expensed $12.7 million as cost of sales during 2013 compared to $13.9 million during 2012.

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

Revenue Recognition. Sales are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. We allow customers to return merchandise under most circumstances. The reserve for returns was $134,000 at January 25, 2014 and $137,000 at January 26, 2013, and is included in accrued liabilities in the accompanying Consolidated Balance Sheet. The reserve is estimated based on our prior experience of returns made by customers after period end.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest costs	$10	$(9)
Effect on postretirement benefit obligation	129	(115)

Our pension and postretirement plans are further described in Note 12 to the accompanying Consolidated Financial Statements.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test goodwill for impairment.  First, a qualitative test is performed to determine if it is more likely than not that impairment has occurred. If the qualitative test yields a 50% or greater probability that impairment has occurred then a two-step quantitative test is performed. For the first step of the quantitative test, the fair value of our reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Each of the 34 remaining stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. We performed a qualitative and quantitative test of goodwill for 2013 and determined that goodwill was not impaired. Impairment charges may be required in the future based on changes in the fair value of reporting units which will be evaluated, when events arise indicating potential impairment, and during the annual goodwill impairment evaluation performed in the fourth quarter of each fiscal year.

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

At the present time, we do not anticipate recognizing any portion of our deferred income tax benefit in fiscal year 2014.

Deferred taxes are summarized in Note 7 to the accompanying Consolidated Financial Statements.

Stock-based Compensation. The Company applies Accounting Standard Codification (“ASC”) 718, Compensation-Stock Compensation, (“ASC 718”) and expenses the fair value for any unvested stock options over the remaining service (vesting) period. The amounts of future stock compensation expense may vary based on the types of awards, vesting periods, estimated fair values of the awards using various assumptions regarding future dividends, interest rates and volatility of the trading prices of our stock.

Related Party Transactions

On November 20, 2012, we completed a warrant exchange with certain warrant holders pursuant to which the exchanging holders exchanged warrants to purchase an aggregate of up to 7,385,200 shares of our common stock (the “Old Warrants”) issued pursuant to the master warrant agreement, dated as of June 17, 2008 for new warrants (the “New Warrants”) to purchase an aggregate of up to 9,838,000 shares of our common stock for an exercise price per share of $0.59. The New Warrants are exercisable at any time until November 20, 2019 on a cashless basis pursuant to the terms of the New Warrants.

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

On November 20, 2012, we also exchanged approximately $16.4 million aggregate principal amount of the Floating Rate Series A Secured Notes held by the related parties for approximately $8.2 million of our Floating Rate Series A Secured Notes Due 2017 and cash consideration of approximately $8.2 million.

We did not enter into any other material transactions with related parties during fiscal years 2013, 2012, or 2011.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not hold derivative financial or commodity instruments at January 25, 2014.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, all loans under the Revolver and the Term Loan bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of January 25, 2014, we had borrowings outstanding of approximately $55.5 million under the Revolver and $15.0 million under the Term Loan. If interest rates increased 100 basis points, our annual interest expense would increase approximately $705,000, assuming borrowings under the Revolver and Term Loan as existed at January 25, 2014.

In addition to the Revolver and Term Loan, as of January 25, 2014 the Company has outstanding New Notes for $8.2 million on which interest is payable quarterly in arrears on February 20, May 20, August 20 and November 20 of each year. The quarterly interest is payable at LIBOR plus 12.0% on the New Notes. If interest rates increased 100 basis points, our annual interest expense would increase $82,000, assuming borrowings under the New Notes as existed at January 25, 2014.

Foreign Currency Risk

All of our business is transacted in U.S. dollars and, accordingly, fluctuations in the valuation of the dollar against other currencies will affect product costs. No significant impact was experienced on 2013 results. As of January 25, 2014, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hancock Fabrics, Inc.

Consolidated Balance Sheets

January 25, 2014 and January 26, 2013	2013	2012
(in thousands, except for share and per share amounts)
Assets
Current assets:
Cash	$1,806	$4,062
Receivables	5,259	3,817
Inventories, net	107,180	101,245
Prepaid expenses	2,107	2,552
Total current assets	116,352	111,676

Property and equipment, net	33,409	33,571
Goodwill	2,880	2,880
Other assets	2,431	2,405
Total assets	$155,072	$150,532

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$20,466	$18,702
Accrued liabilities	13,742	13,995
Total current liabilities	34,208	32,697

Long-term debt obligations	78,691	69,374
Capital lease obligations	2,605	2,807
Postretirement benefits other than pensions	2,728	2,481
Pension and SERP liabilities	28,407	35,115
Other liabilities	5,351	5,567
Total liabilities	151,990	148,041

Commitments and contingencies (See Note 7 and 13)

Shareholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 35,116,436 and 34,978,210 issued and 21,641,004 and 21,570,797 outstanding, respectively	351	350
Additional paid-in capital	91,360	90,720
Retained earnings	94,484	96,426
Treasury stock, at cost, 13,475,432 and 13,407,413 shares held, respectively	(153,793)	(153,740)
Accumulated other comprehensive loss	(29,320)	(31,265)
Total shareholders' equity	3,082	2,491
Total liabilities and shareholders' equity	$155,072	$150,532

The accompanying notes are an integral part of these consolidated statements.

Hancock Fabrics, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended January 25, 2014, January 26, 2013, and January 28, 2012	2013	2012	2011
(in thousands, except per share amounts)

Sales	$276,030	$277,989	$271,993
Cost of goods sold	157,275	165,852	159,268

Gross profit	118,755	112,137	112,725

Selling, general and administrative expenses	111,107	109,653	115,047
Depreciation and amortization	3,623	3,717	4,140

Operating income (loss)	4,025	(1,233)	(6,462)

Interest expense, net	5,967	7,277	4,836

Loss before income taxes	(1,942)	(8,510)	(11,298)
Income taxes	-	-	-

Net loss	$(1,942)	$(8,510)	$(11,298)

Other comprehensive income (loss):
Changes in minimum pension, SERP and postretirement liabilities (net of taxes of $0)	1,945	(3,585)	(10,008)

Comprehensive income (loss)	$3	$(12,095)	$(21,306)

Net loss per share, basic and diluted	$(0.09)	$(0.42)	$(0.57)

Weighted average shares outstanding
Basic and diluted	20,562	20,046	19,846

The accompanying notes are an integral part of these consolidated statements.

Hancock Fabrics, Inc.

Consolidated Statements of Shareholders' Equity

Years Ended January 25, 2014, January 26, 2013, and January 28, 2012
(in thousands, except number of shares)
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Equity
Balance January 29, 2011	33,466,455	$335	$89,671	$116,234	(13,398,128)	$(153,731)	$(17,672)	$34,837
Net loss				(11,298)				(11,298)
Minimum pension, SERP and postretirement
liabilities, net of taxes of $0							(10,008)	(10,008)
Stock options exercised	7,999	-	5					5
Issuance of restricted stock	474,857	4	(4)					-
Cancellation of restricted stock	(34,600)	-	-					-
Stock compensation expense			341					341
Purchases of treasury stock					(5,460)	(6)		(6)
Balance January 28, 2012	33,914,711	339	90,013	104,936	(13,403,588)	(153,737)	(27,680)	13,871
Net loss				(8,510)				(8,510)
Minimum pension, SERP and postretirement
liabilities, net of taxes of $0							(3,585)	(3,585)
Issuance of restricted stock	1,016,900	10	(10)					-
Cancellation of restricted stock	(23,400)	-	-					-
Stock compensation expense			718					718
Vesting of restricted stock units	69,999	1	(1)					-
Purchases of treasury stock					(3,825)	(3)		(3)
Balance January 26, 2013	34,978,210	350	90,720	96,426	(13,407,413)	(153,740)	(31,265)	2,491
Net loss				(1,942)				(1,942)
Minimum pension, SERP and postretirement
liabilities, net of taxes of $0							1,945	1,945
Stock options exercised	23,537	-	18					18
Issuance of restricted stock	152,000	1	(1)					-
Cancellation of restricted stock	(129,885)	(1)	1					-
Stock compensation expense			623					623
Vesting of restricted stock units	92,574	1	(1)					-
Purchases of treasury stock					(68,019)	(53)		(53)
Balance January 25, 2014	35,116,436	$351	$91,360	$94,484	(13,475,432)	$(153,793)	$(29,320)	$3,082

The accompanying notes are an integral part of these consolidated statements.

Hancock Fabrics, Inc.

Consolidated Statements of Cash Flows

Years Ended January 25, 2014, January 26, 2013, and January 28, 2012
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net loss	$(1,942)	$(8,510)	$(11,298)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation and amortization, including cost of goods sold	4,693	5,352	6,068
Amortization of deferred loan costs	720	466	246
Amortization of note discount	379	3,136	2,331
Amortization of prepaid rent	138	271	249
Stock-based compensation	623	718	341
Inventory valuation reserve	431	(634)	(4,601)
Impairment on property and equipment, goodwill, and other assets	-	-	1,666
Loss on disposition of property and equipment	159	144	333
Other	27	(55)	(544)
Change in assets and liabilities:
Receivables and prepaid expenses	(997)	693	(756)
Inventories	(6,569)	(5,039)	(3,584)
Other assets	(67)	50	(223)
Accounts payable	1,764	(648)	1,508
Accrued liabilities	(339)	(2,353)	1,230
Postretirement benefits other than pensions	(1,096)	(963)	(956)
Pension and SERP liabilities	(3,420)	(3,138)	(3,783)
Other liabilities	(204)	(768)	(1,482)
Net cash used in operating activities	(5,700)	(11,278)	(13,255)
Cash flows from investing activities:
Additions to property and equipment	(4,509)	(2,698)	(4,934)
Proceeds from the disposition of property and equipment	22	259	348
Net cash used in investing activities	(4,487)	(2,439)	(4,586)
Cash flows from financing activities:
Net borrowings on revolving credit facility	14,079	25,071	18,258
Net payments on notes	(5,141)	(8,206)	-
Payments for loan costs	(817)	(1,595)	-
Other	(190)	(139)	(141)
Net cash provided by financing activities	7,931	15,131	18,117
Increase (decrease) in cash	(2,256)	1,414	276
Cash:
Beginning of year	4,062	2,648	2,372
End of year	$1,806	$4,062	$2,648
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,879	$3,648	$2,174
Contributions to the defined benefit pension plan	5,420	5,012	5,699
Income taxes	-	-	42

Non-cash change in funded status of benefit plans	$1,945	$(3,585)	$(10,008)

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of January 25, 2014, Hancock operated 262 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

Note 2 - Summary of Significant Accounting Policies and Basis of Accounting

Consolidated Financial Statements include the accounts of Hancock and its wholly owned subsidiaries. All inter-company accounts and transactions are eliminated. The Company maintains its financial records on a 52-53 week fiscal year ending on the last Saturday in January. During fiscal 2012 the Company changed the fiscal year end date from the Saturday closest to January 31, to the last Saturday in January. Fiscal years 2013, 2012, and 2011 as used herein, refer to the years ended January 25, 2014, January 26, 2013, and January 28, 2012, respectively. Fiscal years 2013, 2012, and 2011, contained 52 weeks.

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

Revenue recognition occurs at the time of sale of merchandise to Hancock’s customers, in compliance with FASB ASC 605, “Revenue Recognition”. Sales include the sale of merchandise at the Company’s retail stores and internet store, net of sales taxes collected and estimated customer returns. The Company allows customers to return merchandise under most circumstances. The reserve for returns was $134,000 at January 25, 2014 and $137,000 at January 26, 2013, and is included in accrued liabilities in the accompanying consolidated balance sheets. The reserve is estimated based on the Company’s prior experience of returns made by customers.

Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company escheats a portion of unredeemed gift cards according to Delaware escheatment requirements that govern remittance of the cost of the merchandise portion of unredeemed gift cards over five years old. After reflecting the amount to be escheated, any remaining liability after 60 months (referred to as breakage) is relieved and recognized as a reduction of selling, general, and administrative expenses as an offset to the costs of administering the gift card program. The liability for gift cards is recorded in accrued liabilities and was $1.5 million at January 25, 2014 and $1.4 million at January 26, 2013.

Cost of goods sold includes merchandise, freight, and sourcing and warehousing costs.

Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having an initial maturity of three months or less, are classified as cash. There were no cash equivalents at January 25, 2014, and January 26, 2013.

Receivables include amounts due from vendors for rebates on merchandise, amounts related to insurance claims, revenue and expense reimbursements from a third party loyalty program and amounts from financial institutions for credit card payments received for the sale of merchandise. Receivables are stated net of any allowance for doubtful accounts, which was zero for both 2013 and 2012. Bad debt expense is included in selling, general and administrative expenses and was insignificant in years 2013, 2012, and 2011.

Inventories consist of fabrics, sewing notions, and patterns held for sale and are stated at the lower of cost or market; cost is determined by the weighted average cost method. The costs related to sourcing and warehousing as well as freight, duties, and fees related to purchases of inventories are capitalized into ending inventory with the net change recorded as a component of costs of goods sold. At January 25, 2014 and January 26, 2013, inventories included such capitalized costs for sourcing and warehousing totaling $9.9 million and $8.9 million, respectively. During fiscal 2013, 2012, and 2011 the Company included in cost of goods sold $11.6 million, $12.3 million, and $12.3 million, respectively, related to sourcing and warehousing costs, and $1.1 million, $1.6 million, and $1.9 million, respectively, related to depreciation and amortization expense.

Hancock provides for slow-moving or obsolete inventories throughout the year by marking down impacted inventory to its net realizable value. In addition, Hancock records specific reserves when necessary to the extent that markdowns have not yet been reflected. At January 25, 2014 and January 26, 2013, the amount of such reserves totaled $2.3 million and $1.9 million, respectively.

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

Long-lived asset impairment is assessed when events or changes in circumstances indicate impairment testing is warranted. The assessment is performed at the individual store level by comparing the carrying value of the assets with their estimated future undiscounted cash flows in accordance with ASC 360, “Property, Plant and Equipment”. If the undiscounted cash flows are less than the carrying value, the discounted cash flows or comparable fair values are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. Fair values are estimated based on the discounted cash flows plus the proceeds from the estimated liquidation values of the assets. During 2013, the Company evaluated the carrying amount of certain store related long-lived assets and determined that no impairment was appropriate. During 2012, the Company determined there were no events that indicate the need for impairment testing. During 2011, the Company evaluated the carrying amounts of certain store related long-lived assets, primarily leasehold improvements, fixtures and equipment, and prepaid rent. The net book value of long-lived assets other than goodwill, net of noncurrent liabilities for fiscal 2011, was $2.0 million for stores deemed to be at least partially impaired, and the Company recorded total impairment charges of $1.4 million primarily due to the operations of the related stores failing to produce adequate cash flows. Impairment charges are included in selling, general, and administrative expense in the accompanying consolidated statements of operations.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test for impairment. First, a qualitative test is performed to determine if it is more likely than not that impairment has occurred. If the qualitative test yields a 50% or greater probability that impairment has occurred then a two-step quantitative test is performed in which the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess not to exceed the carrying amount of the goodwill. The fair value of the reporting unit is estimated using the discounted present value of future cash flows. Each of the stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Impairment of goodwill was required due to declining operating results and other factors during 2011, and the Company recorded goodwill impairment charges of $259,000.

Accounts Payable, as of January 25, 2014, and January 26, 2013, includes $2.7 million and $3.5 million, respectively, for checks that are issued and outstanding.

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

Advertising, including production costs, is charged to expense in the period in which advertising first takes place. At January 25, 2014, $165,000 of advertising was reported as an asset. Advertising expense was $11.1 million for 2013, $10.0 million for 2012, and $9.6 million for 2011.

Pre-opening costs of new stores are charged to expense as incurred.

Earnings per share is presented for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, which represent common shares outstanding, less treasury stock and non-vested restricted shares. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Hancock. For the fiscal years 2013, 2012, and 2011, basic and diluted earnings per share are the same because the Company was in a loss position and the effect of additional securities or contracts to purchase additional common stock would be anti-dilutive. As of January 25, 2014, warrants entitling the purchase of an aggregate 9,838,000 shares at an exercise price per share of $0.59 are outstanding.

Financial Instruments and Fair Value Measurements. The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, long-term debt, and benefit plan liabilities. The fair value of these financial instruments, excluding benefit plan liabilities, approximate the carrying value based upon the short term maturity of the items or the market rate terms and conditions. The Company does not have any financial instruments that are required to be measured at fair value on a recurring basis except for benefit plan liabilities.

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

Stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ for those estimates.

Comprehensive income (loss) and the components of accumulated comprehensive income (loss) include net income (loss) and the changes in benefit plan liabilities, net of taxes.

Treasury stock is repurchased periodically by Hancock. These treasury stock transactions are recorded using the cost method.

Concentration of Credit Risk. Financial instruments which potentially subject Hancock to concentrations of risk are primarily cash and trade and other receivables. Hancock places its cash in various insured depository institutions which limits the amount of credit exposure to any one institution. Occasionally our cash deposits with financial institutions exceed federal insurance provided on such deposits but to date the Company has not experienced any losses on such deposits.

In the ordinary course of business, Hancock extends credit to certain parties which are unsecured; however, Hancock has not historically had significant losses on the realization of such assets.

Note 3 - Property and Equipment (in thousands)

Property and Equipment consists of the following:

	2013	2012

Buildings and improvements	$26,026	$25,899
Leasehold improvements	6,675	5,975
Fixtures and equipment	59,720	62,921
Assets held for sale	74	74
	92,495	94,869
Accumulated depreciation and amortization	(60,299)	(62,511)
	32,196	32,358
Land	1,213	1,213
Total property and equipment, net	$33,409	$33,571

The Company recorded $3.6 million, $3.7 million, and $4.1 million of depreciation expense for the years 2013, 2012, and 2011, respectively. The Company also expensed $1.1 million, $1.6 million, and $1.9 million, of depreciation to cost of sales in 2013, 2012, and 2011, respectively.

Assets held under capital leases amounted to $3.6 million at the end of fiscal years 2013 and 2012, respectively. Accumulated depreciation related to these assets at the end of fiscal year 2013 and 2012, totaled $1.3 million and $1.2 million, respectively. Related depreciation expense amounted to $168,000, $168,000, $165,000 for 2013, 2012, and 2011, respectively.

Note 4 - Accrued Liabilities (in thousands)

Accrued liabilities consist of the following:

	2013	2012

Property taxes	$2,590	$2,921
Payroll and benefits	2,954	1,914
Workers' compensation and deferred compensation	2,316	2,914
Gift card / merchandise credit liability	1,496	1,369
Short-term lease obligations	1,469	1,594
Sales taxes	914	1,044
Medical claims, customer liability claims and property claims	892	1,109
Other	1,111	1,130
	$13,742	$13,995

Note 5 – Long-Term Debt Obligations

On November 15, 2012, the Company entered into an amended and restated loan and security agreement with its direct and indirect subsidiaries, General Electric Capital Corporation, as working capital agent, GA Capital, LLC, as term loan agent, and the lenders party thereto. The amended and restated loan and security agreement amends and restates the Company’s loan and security agreement dated as of August 1, 2008, and provides senior secured financing of $115 million, consisting of (a) an up to $100 million revolving credit facility (the "Revolver"), which includes a letter of credit sub-facility of up to $20.0 million, and (b) an up to $15 million term loan facility (the "Term Loan"). Availability of both the revolving credit facility and the term loan facility is determined by reference to the applicable borrowing base. Principal amounts outstanding under both the Revolver and the Term Loan are due and payable in full at maturity, on November 15, 2016, and bear interest at a rate equal to, at the option of the borrowers, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), or (b) a prime rate, in each case plus an applicable margin and adjusted for certain additional costs and fees. The applicable margins are subject to adjustment (up or down) prospectively for three calendar month periods based on the Company's average excess availability under the Revolver. As of January 25, 2014 the applicable margin for Revolver borrowings was 2.25% with respect to the Eurodollar Rate and 1.25% with respect to the prime rate loans and for Term Loan borrowings 10.0% with respect to the Eurodollar Rate and 9.00% with respect to prime rate loans.

The Revolver and Term Loan is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal tangible and intangible assets of the Company. As of January 25, 2014, the Company had outstanding borrowings under the Revolver of $55.5 million and $15.0 million under the Term Loan, and amounts available to borrow of $16.6 million.

At January 25, 2014, Hancock had commitments under the above credit facility of $0.8 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit primarily to guarantee payment of potential insurance claims totaling $5.6 million.

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

The New Notes bear interest at a variable rate, adjusted quarterly, equal to a LIBOR rate plus 12% per annum until maturity on November 20, 2017. Under the terms of the New Indenture, the Company is required to pay interest on the New Notes in cash quarterly in arrears on February 20, May 20, August 20, and November 20 of each year. The New Notes and the related guarantees provided by certain subsidiaries of the Company are secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets, in each case, subject to certain prior liens and other exceptions, but the New Notes are subordinated in right of payment in certain circumstances to all of the Company’s existing and future senior indebtedness, including the Company’s Amended and Restated Loan and Security Agreement, dated as of November 15, 2012. As of January 25, 2014, the outstanding balance on the New Notes was $8.2 million.

On November 20, 2012, the Company also completed a warrant exchange with the exchanging holders pursuant to which the exchanging holders exchanged warrants to purchase an aggregate of up to 7,385,200 shares of the Company’s common stock issued pursuant to the master warrant agreement, dated as of June 17, 2008 for new warrants (the “New Warrants”) to purchase an aggregate of up to 9,838,000 shares of the Company’s common stock for an exercise price per share of $0.59. The New Warrants are exercisable at any time until November 20, 2019 on a cashless basis pursuant to the terms of the New Warrants.

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

In addition to the Prior Revolver, the Company issued $20.0 million of the Existing Notes on August 1, 2008. Interest on the Existing Notes is payable quarterly at LIBOR plus 4.50%. The Existing Notes would have matured 5 years from the date of issuance (August 1, 2013), were subordinated to the Prior Revolver, and secured by a junior lien on all of the Company’s assets. Purchasers of the Existing Notes also received a warrant to purchase shares of common stock. These warrants representing 9.5 million shares were issued in conjunction with the Existing Notes and were exercisable upon the date of issuance for $1.12 per share and terminated 5 years from the date of issuance on August 1, 2013. As discussed above, warrants issued in August 2008 to purchase an aggregate of up to 7,385,200 shares were exchanged for New Warrants on November 20, 2012.

As of January 26, 2013, there remained outstanding warrants to purchase up to 2,100,400 shares of common stock all of which expired unexercised on August 1, 2013. As of January 26, 2013, the outstanding balance of the Existing Notes was $5.1 million. On January 31, 2013, the Company used funds from the Revolver to retire the remaining $5.1 million of Existing Notes outstanding and wrote off the related unamortized discount of $379,000.

Note 6 - Long-Term Leases

Hancock leases its retail fabric store locations mainly under non-cancelable operating leases expiring at various dates through 2024. Four of the Company’s stores qualify for capital lease treatment. Two of the leases expire in 2020; the others expire in 2016 and 2021.

Rent expense consists of the following (in thousands):

	2013	2012	2011

Minimum rent	$22,031	$21,949	$21,563
Common area maintenance	1,734	2,018	2,053
Stepped rent adjustment	12	(61)	(12)
Equipment leases	374	405	455
Additional rent based on sales	42	51	96
Taxes	3,694	3,838	4,036
Insurance	377	385	356

	$28,264	$28,585	$28,547

The amounts shown in the minimum rental table below reflect only future minimum rent payments required under existing store operating leases and income from non-cancelable sublease rentals. In addition to those obligations, certain of Hancock’s store operating leases require payment of pass-through costs such as common area maintenance, taxes, and insurance.

Future minimum rental payments under all operating and capital leases as of January 25, 2014, are as follows (in thousands):

	Operating Leases
Fiscal Year	Payments	Sublease Rentals	Capital Leases
2014	$21,289	$(221)	$472
2015	18,373	(203)	472
2016	15,009	(180)	430
2017	11,057	(38)	371
2018	7,441	-	371
Thereafter	11,692	-	2,120
Total minimum lease payments (income)	$84,861	$(642)	4,236

Less imputed interest			(1,454)
Present value of capital lease obligations			2,782
Less current portion			(177)
Long-term capital lease obligations			$2,605

Note 7 - Income Taxes

Due to the Company operating at a net loss, no income tax expense was recognized in any of the three years presented.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2013	2012	2011

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	3.1	3.1	3.1
Other permanent differences	(1.4)	(0.5)	(0.5)
Valuation allowance	(36.7)	(37.6)	(37.6)
Other	-	-	-
Effective tax rate	-%	-%	-%

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

The deferred tax assets are comprised of the following (in thousands):

	2013	2012
Deferred tax assets:
NOL carryforward	$28,794	$25,965
Pension and other postretirement benefits	14,287	17,386
Deferred compensation	2,648	2,672
Reserves and accruals	1,974	2,278
Inventory valuation method	4,306	4,285
Property and equipment	2,331	2,256
Other	(1,200)	(1,079)
Total deferred tax asset	53,140	53,763
Valuation allowance	(53,140)	(53,763)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. At January 25, 2014, the Company had a usable net operating loss carryforward of approximately $66.7 million for federal income tax purposes, which will be available to offset future taxable income until they expire between 2026 and 2033, and a usable $179.0 million net operating loss carryforward for state income tax purposes, which will be available to offset future taxable income until they expire between 2014 and 2033. The Company recognizes its pension and other postretirement benefit liabilities as a deferred tax asset but since the realization of such tax benefit is contingent upon the future payment of such amounts, a full valuation allowance is established for these deferred tax assets.

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

The Company classifies interest and penalties related to uncertain tax positions as a component of tax expense. At January 25, 2014, the Company had no unrecognized tax differences which should have impacted the effective tax rate in fiscal 2013. No interest and penalties were included in the balance sheet or statement of operations as of or for the year ended January 25, 2014.

As of January 25, 2014, the Company files tax returns with the Federal government and approximately 37 different states. Our U.S. federal returns have not been examined since 2004. We are audited by the taxing authorities of many states and are subject to examination by these taxing jurisdictions for years generally after 2009. The tax authorities may have the right to examine prior periods where federal and state net operating loss carryforwards were generated, and make adjustments up to the amount of the net operating loss carryforward amounts.

Note 8 - Other Liabilities

Other liabilities consisted of the following (in thousands):

	2013	2012
Long-term workers' compensation and deferred compensation	$2,785	$3,156
Long-term stepped rent accrual	1,805	1,859
Asset retirement obligation	311	311
Other	450	241
	$5,351	$5,567

Note 9 - Shareholders’ Interest

Authorized Capital. The Company’s authorized capital includes five million shares of $.01 par value preferred stock, none of which have been issued.

Common Stock Purchase Rights. The Company amended the Common Stock Purchase Rights Agreement with Continental Stock Transfer & Trust Company as Rights Agent, as amended and restated, on November 13, 2009 (the “Rights Agreement”). The Rights Agreement governs the terms of each right (a “Right”) that has been issued with each share of common stock of Hancock (the “Common Stock”). Each Right initially represents the right to purchase one share of Common Stock.

The Company adopted the 2009 amendment to the Rights Agreement to preserve the value of the Company’s tax assets, including the Company’s net operating loss carryforwards (“Tax Benefits”) for both the Company and its shareholders. The Company’s ability to fully use its Tax Benefits to offset future income may be limited if it experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986.

The Rights Agreement is designed to reduce the likelihood that the Company will experience an ownership change by (i) discouraging any person (together with such person’s affiliates or associates) from acquiring 4.95% or more of the then outstanding Common Stock and (ii) discouraging any person (together with such person’s affiliates or associates) that currently beneficially owns at least 4.95% of the outstanding Common Stock from acquiring more than a specified percentage of additional shares of Common Stock. There is no guarantee, however, that the Rights Agreement will prevent the Company from experiencing an ownership change.

Stock Repurchase Plan. The Company has repurchased approximately 13.5 million shares of its Common Stock. There are 243,245 shares available for repurchase as of January 25, 2014, under the most recent authorization.

Warrants. In August 2008, the Company issued warrants to purchase up to 9.5 million shares in conjunction with the Existing Notes (See Note 5). Each warrant entitled the holder to purchase shares at an exercise price of $1.12 per share and had an expiration date of August 1, 2013. On November 20, 2012, the Company completed a warrant exchange with the exchanging holders pursuant to which the exchanging holders exchanged warrants to purchase an aggregate of up to 7,385,200 shares of the Company’s common stock issued pursuant to the master warrant agreement, dated as of June 17, 2008 for new warrants (the “New Warrants”) to purchase an aggregate of up to 9,838,000 shares of the Company’s common stock for an exercise price per share of $0.59. The New Warrants are exercisable at any time until November 20, 2019 on a cashless basis pursuant to the terms of the New Warrants. On August 31, 2013, the remaining warrants issued in 2008 to purchase up to 2,100,400 shares of common stock expired unexercised.

Note 10 – Earnings per Share

Basic loss per share and diluted loss per share are the same for all periods presented because potentially dilutive shares are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. The table below is presented in thousands, except per share amounts:

	Years Ended
	January 25, 2014			January 26, 2013			January 26, 2013
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic and diluted EPS
Loss available to common shareholders	$(1,942)	20,562	$(0.09)	$(8,510)	20,046	$(0.42)	$(11,298)	19,846	$(0.57)

Certain options to purchase shares of Hancock’s common stock totaling 1,408,000, 1,680,000, and 990,000, shares were outstanding during the fiscal years 2013, 2012, and 2011, respectively, but were not included in the computation of diluted loss per share because the exercise price was greater than the average price of common shares. Additionally, securities totaling 12,766,490, 12,096,000, and 10,070,000 equivalent shares were excluded in 2013, 2012 and 2011, respectively as such shares were anti-dilutive.

Note 11 – Stock-Based Compensation

The Company’s stock-based compensation consists of compensation for stock options and restricted stock. Total cost for stock-based compensation included in net loss was $623,000 for 2013, $718,000 for 2012, and $341,000 for 2011.

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

On April 16, 2009, the Stock Plan Committee of the Company’s Board of Directors amended the 2001 Plan, as amended and restated, to provide for the issuance of stock options under the terms of the Long Term Incentive Plan. In general, the Long Term Incentive Plan provides for the granting of stock options with vesting over three years conditional on achieving annual performance goals as determined by the Board of Directors. If the goals are not achieved, the shares available for vesting that year are forfeited. As of January 25, 2014, a total of 620,124 shares remain available for grant under the 2001 Plan, as amended and restated.

A summary of stock option activity in the plan for the years ended 2013, 2012, and 2011 follows:

	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,963,037	$1.50	933,366	$3.48	1,377,682	$3.19

Granted	468,917	$.80	1,540,930	$.77	147,497	$1.06

Forfeited / canceled	(609,699)	$2.47	(511,259)	$3.97	(583,814)	$2.79

Exercised	(23,537)	$.79	-	$-	(7,999)	$.65

Shares outstanding, vested, and expected to vest at end of year	1,627,409

Outstanding at end of year	1,798,718	$1.13	1,963,037	$1.50	933,366	$3.48

Exercisable at end of year	722,218	$1.65	576,102	$3.15	661,199	$4.34

The total intrinsic value of shares exercised during the years 2013, 2012, and 2011 was $4,982, $0, and $2,000, respectively. Cash proceeds from stock options exercised were $18,674 during the year 2013. The tax benefit related to stock option exercises will not be recognized until the net operating loss carryforward has been utilized.

For shares outstanding, vested, and expected to vest the intrinsic value is $303,776 and the weighted average remaining contractual life is 4.89 years at January 25, 2014.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes Option Valuation Model with the following weighted average assumptions:

	2013	2012	2011

Weighted average grant-date fair value	$0.48	$0.38	$0.72
Assumptions:
Expected dividend yield	0%	0%	0%
Expected volitility	110.4%	102.0%	99.0%
Risk-free interest rate	0.49%	0.38%	1.05%
Expected option life (in years)	2.82	2.41	4.19

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

A summary of the outstanding and exercisable options as of January 25, 2014, follows:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding at 1/25/14	WeightedAverage Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at 1/25/14	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$0.40	to	$0.65	292,054	5.22	$0.54	92,439		$0.56
$0.72	to	$0.72	290,276	6.23	$0.72	30,364		$0.72
$0.81	to	$0.88	780,062	5.27	$0.85	285,469		$0.85
$0.95	to	$1.07	124,884	6.03	$0.96	29,840		$0.96
$1.08	to	$1.45	128,442	3.8	$1.27	101,941		$1.28
$1.58	to	$3.47	144,000	1.73	$1.71	143,165		$1.71
$12.20	to	$12.20	39,000	.37	$12.20	39,000		$12.20
$0.40	to	$12.20	1,798,718	4.97		722,218	3.97

Intrinsic value			$340,251			$94,659

Restricted Stock. The 2001 Plan, as amended and restated, authorized the granting of up to 6,300,000 shares of restricted stock or stock options. During 2013, 2012, and 2011, restricted shares or restricted stock units totaling 274,800, 1,773,519 and 474,857 respectively, were issued to directors, officers and key employees under the 2001 Plan. Compensation expense related to restricted stock issued is recognized over the period for which restrictions apply.

A summary of the status of the Company’s non-vested restricted stock as of January 25, 2014, and changes during 2013, is presented below:

Nonvested Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 26, 2013	1,650,345	$0.90
Granted	274,800	$0.82
Vested	(502,367)	$0.93
Forfeited	(234,884)	$0.86
Nonvested shares at January 25, 2014	1,187,894	$0.87

As of January 25, 2014, there was $902,266 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the years ended January 25, 2014, January 26, 2013, and January 28, 2012 was $469,000, $477,000, and $200,000, respectively.

Note 12 – Employee Benefit Plans

Defined Benefit Plans

The Company displays the net over-or-underfunded position of a defined benefit plan as an asset or liability with any unrecognized prior service costs, transition obligations, or actuarial gains/losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

Changes in projected benefit obligation and fair value of plan assets (in thousands)

	Retirement Plan		SERP

	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$95,286	$92,041	$1,078	$1,051
Service cost	612	600	-	-
Interest cost	3,992	4,153	42	45
Benefits paid	(5,209)	(5,580)	(74)	(74)
Plan expenses paid	(606)	(855)	-	-
Actuarial (gain) loss	(2,603)	4,927	(22)	56
Benefit obligation at end of year	$91,472	$95,286	$1,024	$1,078

Change in plan assets
Fair value of plan assets at beginning of year	$61,175	$57,335
Actual return on plan assets	3,235	5,263
Employer Contributions	5,420	5,012
Plan expenses paid	(606)	(855)
Benefits paid	(5,209)	(5,580)
Fair value of plan assets at end of year	$64,015	$61,175

Funded Status

The funded status and the amounts recognized in Hancock’s consolidated balance sheet for the retirement plans based on an actuarial valuation were as follows (in thousands):

	Retirement Plan		SERP

	2013	2012	2013	2012

Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$-	$-	$74	$74
Non-current liabilities	27,457	34,111	950	1,004
Net Liability at end of year	$27,457	$34,111	$1,024	$1,078

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$38,586	$41,838	$330	$365

The actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the following fiscal year is $1,369,000 for the Retirement Plan and $12,000 for the SERP and the estimated prior service cost/(credit) for both plans will be zero.

Components of net periodic benefit cost (in thousands)

	Retirement Plan			SERP

	2013	2012	2011	2013	2012	2011

Service cost	$612	$600	$506	$-	$-	$-
Interest cost	3,992	4,153	4,505	42	45	51
Expected return on plan assets	(4,041)	(4,153)	(4,039)	-	-	-
Actuarial loss	1,455	1,293	961	13	11	7
Net periodic benefit cost	$2,018	$1,893	$1,933	$55	$56	$58

Other changes in plan assets and benefit obligation recognized in other comprehensive loss (in thousands)

	Retirement Plan		SERP

	2013	2012	2013	2012

Net actuarial loss	$(1,797)	$3,818	$(22)	$56
Reversal of amortization - net actuarial gain	(1,455)	(1,293)	(13)	(10)
Total recognized in other comprehensive loss	$(3,252)	$2,525	$(35)	$46

Accumulated benefit obligation

The accumulated benefit obligation for the retirement plan was $91.5 million and $95.3 million at the measurement dates of January 25, 2014 and January 26, 2013, respectively. The accumulated benefit obligation for the SERP was $1.0 million and $1.1 million at the measurement dates of January 25, 2014 and January 26, 2013, respectively.

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	Retirement Plan		SERP
	2013	2012	2013	2012

Discount rate	4.65%	4.31%	4.34%	4.03%
Expected Long-Term Rate of Return	6.72%	6.72%	N/A	N/A
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

Weighted-average actuarial assumptions used in the valuations to determine net periodic benefit cost were as follows:

	Retirement Plan			SERP

	2013	2012	2011	2013	2012	2011

Discount rate	4.31%	4.74%	5.52%	4.03%	4.53%	5.22%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on assets	6.72%	7.50%	7.50%	N/A	N/A	N/A

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

(in thousands)	Plan Assets
	January 25, 2014
	Level 1	Level 2	Total	Target Allocation
Equity securities	$27,169	$10,032	$37,201	60%
Fixed Income
Mutual funds	25,700	-	25,700
Cash and Equivalents	1,114	-	1,114
	26,814	-	26,814	40%

Total	$53,983	$10,032	$64,015	100%

	Plan Assets
	January 26, 2013
	Level 1	Level 2	Total	Target Allocation
Equity securities	$26,521	$9,446	$35,967	60%
Fixed Income
Mutual funds	23,829	-	23,829
Cash and Equivalents	1,379	-	1,379
	25,208	-	25,208	40%

Total	$51,729	$9,446	$61,175	100%

Contributions

Hancock made contributions of $5.4 million during 2013 and expects to make contributions of $4.9 million to the retirement plan during 2014. This estimate is based on many assumptions including asset values, actual rates of return on plan assets, assumed discount rates, projected census data, and recently passed legislation regarding funding requirements.  Accordingly, actual contribution amounts could vary greatly from the estimated amounts.

Contributions to the SERP are made as benefits are paid.

Estimated Future Benefit Payments (in thousands)

	Retirement Plan	SERP
2014	$5,570	$74
2015	5,668	74
2016	5,771	74
2017	5,851	74
2018	5,912	74
Years 2019 through 2023	29,930	372

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

Changes in Accumulated Postretirement Benefit Obligation (in thousands)

	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$2,664	$2,578
Service cost	70	59
Interest cost	112	113
Plan amendments	102	-
Benefits paid	(648)	(469)
Actuarial (gain)/loss	329	82
Plan participant contributions	282	301
Total	$2,911	$2,664

Funded Status

The funded status and the amounts recognized in Hancock’s consolidated balance sheets for other postretirement benefits based on an actuarial valuation were as follows (in thousands):

	2013	2012
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$183	$183
Non-current liabilities	2,728	2,481
Net liability at end of year	$2,911	$2,664

Amounts recognized in Accumulated other comprehensive income
Prior service credit	$(3,084)	$(3,907)
Net actuarial (gain)/loss	(1,294)	(1,814)
Total	$(4,378)	$(5,721)

Components of net periodic benefit cost (in thousands)

	2013	2012	2011

Service costs	$70	$59	$64
Interest costs	112	113	126
Amortization of prior service credits	(722)	(710)	(724)
Amortization of net actuarial gain	(190)	(223)	(270)
Net periodic postretirement costs gain	$(730)	$(761)	$(804)

The estimated prior service credit and actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 are $680,000 and $136,000, respectively.

Other changes in the benefit obligation recognized in other comprehensive loss (in thousands)

	2013	2012

Net actuarial (gain)/loss	$329	$82
Prior Service Cost	102	-
Reversal of amortization - net actuarial loss	190	223
Reversal of amortization - prior service cost	722	710
Total recognized in other comprehensive loss	$1,343	$1,015

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	2013	2012

Discount rate	4.71%	4.35%
Rate of increase in compensation levels	2.50%	2.50%

Weighted-average actuarial assumptions used in the valuations to determine net periodic benefit cost were as follows:

	2013	2012	2011

Discount rate	4.35%	4.81%	5.61%
Expected return on plan assets	N/A	N/A	N/A
Rate of increase in compensation levels	2.50%	2.50%	2.50%

The discount rate is the rate used to determine the present value of the Company’s future benefit obligation for its postretirement benefit plan. The discount rate selected for each plan was developed using the expected cash flows and the Aon Hewitt AA Above Median Curve at the plan’s measurement date.

Assumed Health Care Cost Trend Rates

	2013	2012
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate at which it is assumed to remain	2020	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest costs	$10	$(9)
Effect on postretirement benefit obligation	129	(115)

Contributions

Hancock currently contributes to the plan as medical and dental benefits are paid. The Company expects to continue to do so in 2014 for all eligible present or future retirees electing to pay the estimated cost of medical/dental/life insurance coverage provided by the Company. Claims paid in fiscal 2013, 2012, and 2011, net of employee contributions, totaled $377,000, $160,000, and $156,000, respectively. Such claims include, in the case of postretirement life benefits, net premiums paid to a life insurance company and, in the case of medical and dental benefits, actual claims paid by the Company on a self-insured basis.

Estimated Future Benefit Payments (in thousands)

Net Payments
2014	$183
2015	196
2016	201
2017	206
2018	202
Years 2019 through 2023	956

Note 13 - Commitments and Contingencies

The Company has no standby repurchase obligations or guarantees of other entities’ debt.

The Company is party to several legal proceedings and claims arising in the ordinary course of business. We expect these matters will be resolved without material adverse effect on our consolidated financial position, results of operations or cash flows. The Company believes that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable.

Note 14 – Related Party Transactions

On November 20, 2012, the Company completed a warrant exchange with certain warrant holders pursuant to which the exchanging holders exchanged warrants to purchase an aggregate of up to 7,385,200 shares of our common stock (the “Old Warrants”) issued pursuant to the master warrant agreement, dated as of June 17, 2008 for new warrants (the “New Warrants”) to purchase an aggregate of up to 9,838,000 shares of our common stock for an exercise price per share of $0.59. The New Warrants are exercisable at any time until November 20, 2019 on a cashless basis pursuant to the terms of the New Warrants.

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

On November 20, 2012, we also exchanged approximately $16.4 million aggregate principal amount of the Floating Rate Series A Secured Notes held by the related parties for approximately $8.2 million of our Floating Rate Series A Secured Notes Due 2017 and cash consideration of approximately $8.2 million.

The Company did not enter into any other material transactions with related parties during fiscal years 2013, 2012, or 2011.

Note 15 – Subsequent Event

 The board of directors of the Company has approved submitting a proposal to the Company stockholders at its 2014 annual meeting to approve an amendment to its certificate of incorporation for the purpose of effecting a thousand for one reverse stock split. In lieu of issuing any fractional post-reverse stock split shares that would result from the reverse stock split, the Company would make a cash payment for any fractional share interest based on $1.20 per pre-reverse split share. If approved, the Company expects the reverse stock split to reduce the number of holders of its common stock in order to permit the Company to terminate the registration of its common stock under the Exchange Act and its requirement to file periodic and other reports with the SEC.

Management is not aware of any additional subsequent events which should be reported, through the date of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hancock Fabrics, Inc.

We have audited the accompanying consolidated balance sheets of Hancock Fabrics, Inc. (a Delaware Corporation) (the “Company”) as of January 25, 2014 and January 26, 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years ended January 25, 2014, January 26, 2013, and January 28, 2012. Our audits also included the financial statement schedule listed in Item 15(a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hancock Fabrics, Inc. as of January 25, 2014 and January 26, 2013, and the results of their operations and their cash flows for the years ended January 25, 2014, January 26, 2013, and January 28, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

April 25, 2014

QUARTERLY FINANCIAL DATA (unaudited)

Years ended January 25, 2014 and January 26, 2013

(in thousands, except per share amounts)

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Sales	$63,741	$59,134	$71,810	$81,345

Gross profit	28,977	26,541	29,880	33,357

Selling, general and administrative expenses	26,799	26,911	28,126	29,271
Depreciation and amortization	889	887	906	941

Interest expense	1,756	1,369	1,444	1,398

Net income (loss)	$(467)	$(2,626)	$(596)	$1,747

Comprehensive income (loss)	$(328)	$(2,487)	$(456)	$3,274

Basic earnings (loss) per share (1)	$(0.02)	$(0.13)	$(0.03)	$0.08

Dilutive earnings (loss) per share (1)	$(0.02)	$(0.13)	$(0.03)	$0.07

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Sales	$63,944	$60,455	$71,866	$81,724

Gross profit	26,101	25,925	28,182	31,929

Selling, general and administrative expenses	26,351	27,010	28,103 (a)	28,189 (b)
Depreciation and amortization	937	936	933	911

Interest expense	1,223	1,286	1,385	3,383 (c)

Net loss	$(2,410)	$(3,307)	$(2,239)	$(554)

Comprehensive loss	$(2,314)	$(3,210)	$(2,144)	$(4,427)

Basic and dilutive loss per share (1)	$(0.12)	$(0.17)	$(0.11)	$(0.03)

(a)	Includes charge of $398 for contract arbitration costs.
(b)	Includes charge of $15 for contract arbitration costs.
(c)	Includes one-time non-comparable charge of $1,488 for loan closing related costs.
(1)	Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.

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

As of the end of the period covered by this report (January 25, 2014), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of January 25, 2014.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 25, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hancock’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 25, 2014. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 25, 2014.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following individuals are members of our Board of Directors. Each director of the Company is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected and qualified. Under our Bylaws, the size of the Board of Directors is established by resolution of the Board and is currently set at five directors. We have four directors currently in office, and one vacancy that has not yet been filled. Our Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his or her successor is elected and qualified. The Board of Directors elects officers annually and their terms of office are at the discretion of the Board.

Set forth below are the name, age as of April 25, 2014, positions held with the Company and business experience during the past five years of each director of the Company.

Name	Age	Office Presently Held and Business Experience During the Last Five Years

Steven R. Morgan	62

President and Chief Executive Officer of the Company since October 17, 2011, interim President and Chief Executive Officer of the Company from January 28, 2011 to October 17, 2011 and a director of the Company since June 2010. Mr. Morgan served as Chair of the Board of Directors’ Audit Committee from June 2010 to January 2011 and served as a member of the Board’s Management Review and Compensation Committee from June 2010 to October 2011 and Nominating and Corporate Governance Committee from June 2010 to December 2011. Formerly, he was President of GameStop Corporation from 2005 to 2008, a fortune 500 company, and held the position of President of North American Operations at Electronic Boutiques, as well as President of EB Games-Canada. Mr. Morgan has also served as a director of Movie Gallery, Inc., a home entertainment specialty retailer and held various senior executive roles with May Department Stores and Federated Department Stores, where he began his retail career.

Mr. Morgan’s thirty plus years of retail experience and board service complements that of other members and makes him a valuable member of the Board of Directors. Mr. Morgan’s current position as Chief Executive Officer of the Company also provides valuable insight to the Board on day-to-day operations of our company.

Name	Age	Office Presently Held and Business Experience During the Last Five Years

Sam P. Cortez	50

A director of the Company since August 2008, Mr. Cortez serves on the Board’s Audit Committee, the Nominating and Corporate Governance Committee and is the Chair of the Management Review and Compensation Committee. He is currently the principal of KCL Development LLC, a provider of corporate finance advisory services, a position he has held since 2003. He is also a director and member of the audit and compensation committees of Delta Apparel, Inc., an international company that features branded and private label active wear, and has held those positions since November 2010. He was formerly a director, audit committee chair, and member of the compensation and budget committees of World Waste Technologies, Inc., a development stage technology company, from 2005 to 2009. Mr. Cortez is a Board Leadership Fellow, as designated by the National Association of Corporate Directors.

Mr. Cortez has experience providing business consulting and corporate financial advisory services, as well as substantial investment banking experience, and also previous board service with other companies, including the audit and compensation committees of such boards. Mr. Cortez’s business experience and financial background are truly beneficial to the Board of Directors. These experiences qualify him well to serve on the Audit Committee, the Management Review and Compensation Committee, and the Governance Committee of the Board of Directors.

Name	Age	Office Presently Held and Business Experience During the Last Five Years

Steven D. Scheiwe	53

The Non-executive Chairman of the Company since August 2009 and a director of the Company since August 2008, Mr. Scheiwe serves on the Board’s Audit Committee, which he Chairs, and the Board’s Management Review and Compensation Committee and Nominating and Corporate Governance Committee. He is currently the President of Ontrac Advisors, Inc., which provides analysis and business management services to public and private entities, a position he has held since 2001. Mr. Scheiwe is a director of Myrexis, Inc., and he also serves as a director and member of the audit and compensation committees of Xstelos Holdings, Inc., the successor to Footstar, Inc. and WMI Holding, Corp., formerly Washington Mutual, Inc. Mr. Scheiwe formerly served as a director of FiberTower Corporation, Primus Telecommunications Group, Inc., Inner City Media Corporation, Movie Gallery, Inc. and Footstar, Inc.

Mr. Scheiwe has extensive business management experience with both public and private companies. Mr. Scheiwe also has served on the boards of several organizations of varying sizes. Mr. Scheiwe’s business management experience and experience serving on various audit, nominating and corporate governance and compensation committees are a valuable asset to the Board of Directors of the Company and qualifies him well to serve on the Audit, Management Review and Compensation, and Nominating and Corporate Governance Committees of the Board of Directors.

Name	Age	Office Presently Held and Business Experience During the Last Five Years

Neil S. Subin	49

A director of the Company since August 2009, Mr. Subin serves on the Audit and Management Review and Compensation Committees, and Chairs the Nominating and Corporate Governance Committee of the Board of Directors. He is President and Managing Director of Trendex Capital Management, a position he has held since 1992 and Chairman of Broadbill Investment Partners, LP, firms focusing primarily on private investments. He has also been a director and member of the audit and compensation committees of Primus Telecommunications Group, Inc., since July 2009 and has served as chairman of the board of Primus since April 2013, a director of Institutional Financial Markets, Inc. since December 2010, a director of Phosphate Holdings, Inc. since November 2010, and a director and member of the audit committee of Federal Mogul Corporation, since January 2008. Mr. Subin formerly served as a director and member of the compensation committee of Movie Gallery, Inc. and as a director of FiberTower Corporation.

Mr. Subin has considerable experience and insight regarding private investments in public companies and has provided the Board of Directors with a valuable and balanced perspective. Additionally, Mr. Subin’s experience serving on other boards and on the audit and compensation committees of such boards is a great contribution to the Board of Directors of the Company and well qualifies Mr. Subin to serve on the Audit, Management Review and Compensation, and Nominating and Corporate Governance Committees of the Board of Directors.

Executive Officers

Set forth below are the name, age as of April 25, 2014, position and business experience of each executive officer of the Company.

Name	Age	Office Presently Held and Business Experience During the Last Five Years

Steven R. Morgan	62

President and Chief Executive Officer of the Company since October 17, 2011, interim President and Chief Executive Officer of the Company from January 28, 2011 to October 17, 2011 and a director of the Company since June 2010. For additional information concerning Mr. Morgan, see above.

James B. Brown	46

Executive Vice President, Chief Financial Officer and Secretary since March 18, 2013. Mr. Brown was formerly, Senior Vice President – Finance with Fred's, Inc., from November 2011 to February 2013. He also held the position of Vice President, Planning and Analysis from June 2008 to November 2011 and Assistant Controller from February 2006 to May 2008.

Dennis Lyons	50

Senior Vice President – Store Operations since January 2012. Formerly, Senior Vice President – Store Operations with Books-a-Million from May 2004 to January 2012. Vice-President Sales and Operations with Footstar Athletic Corporation July 2001 to May 2004.

There are no family relationships among any of our officers and directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Copies of such reports must also be furnished to the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended January 25, 2014, all Section 16(a) filing requirements were met.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has a code of ethics that applies to all employees of the Company, including the chief executive officer and senior financial officers. The Company’s Code of Business Conduct and Ethics is available free of charge in the “Investors – Corporate Governance” section of the Company’s website at www.hancockfabrics.com and is available free of charge upon request to our Corporate Secretary.

We intend to provide disclosures regarding amendments to or waivers of a provision of our Code of Business Conduct and Ethics by disclosing such information on our website within four business days following the amendment or waiver as required by applicable law.

BOARD OF DIRECTORS

The Board of Directors holds regular meetings on a quarterly basis and on other occasions when required by special circumstances. The Board of Directors held four meetings during Fiscal 2013. The Board of Directors delegates certain of its functions to its standing Audit Committee, Management Review and Compensation Committee and the Nominating and Corporate Governance Committee. The Board of Directors conducts an annual self-evaluation to determine whether it and its committees are functioning effectively. All of the directors attended at least 75% of the meetings of the Board and of all committees on which they served. The Company does not have a policy regarding directors’ attendance of the annual meetings of shareholders. All four of the directors attended the prior year’s annual meeting of shareholders.

Steven D. Scheiwe has served as the Non-executive Chairman of the Board since August 4, 2009. The roles of the Non-executive Chairman and the Chief Executive Officer are very distinct. The Chief Executive Officer is responsible for oversight of the day-to-day operations and business affairs of the Company, including the business conducted by the employees, managers and officers of the Company. The Non-executive Chairman of the Board is responsible for leading the Board of Directors in its duty to oversee the management of the business and affairs of the Company and ensuring that he and the other directors act in the best interest of the Company and its shareholders. The Non-executive Chairman of the Board also presides over executive sessions of the Board. The Board of Directors held four executive sessions during Fiscal 2013. The Board believes this leadership structure has enhanced the Board’s oversight of, and independence from, Company management and the ability of the Board to carry out its roles and responsibilities on behalf of the shareholders, including risk oversight of the Company.

Risk oversight of the Company is the responsibility of the Board of Directors. It administers this oversight function by evaluating various components of risks to the Company at each meeting of the Board. The current leadership structure of the Board of Directors is appropriate for the Company and facilitates careful oversight of risk for the Company. The structure of the Board of Directors provides strong oversight by those directors that meet the Company’s Independence Standards (as defined herein), with such directors meeting frequently in executive sessions of the Board of Directors without management. These executive sessions allow the Board of Directors to review key decisions and discuss matters in a manner that is independent of senior management.

COMMITTEES OF THE BOARD OF DIRECTORS

The charters of the Audit Committee, Management Review and Compensation Committee and Corporate Governance and Nominating Committee are available free of charge in the “Investors – Corporate Governance” section of the Company’s website at www.hancockfabrics.com and are available free of charge upon request to our Corporate Secretary.

Audit Committee. The Audit Committee of the Board of Directors, which operates pursuant to a charter adopted by the Board of Directors, is charged with oversight of the Company’s accounting and financial reporting process, system of internal controls and the audits of its financial statements. The Audit Committee also assists the Board in monitoring the integrity of the Company’s financial statements, the independent auditors’ qualifications and independence, the performance of the Company’s internal audit function, the Company’s compliance with laws and regulations and with the Code of Business Conduct and Ethics. The Audit Committee has sole authority for the appointment or replacement and pre-approval of the services and fees of the Company’s independent auditors (see “Principal Accountant Fees and Services”). The Audit Committee is currently composed of Steven D. Scheiwe (Chair), Sam P. Cortez and Neil S. Subin. The Board of Directors has determined that Mr. Scheiwe qualifies as an audit committee financial expert as defined in rules promulgated by the SEC under the Exchange Act, as interpreted by the Board.  The Audit Committee met five times during Fiscal 2013.

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

Audit Committee

Steven D. Scheiwe

1741 Edgefield Lane

Encinitas, CA 92024

Management Review and Compensation Committee. The Management Review and Compensation Committee of the Board of Directors (“Compensation Committee”), which operates pursuant to a charter adopted by the Board of Directors, is charged with responsibilities relating to the evaluation and compensation of the Company’s officers and employees, including establishing compensation plans, evaluating the performance of and determining and approving the compensation of the CEO and other senior executives of the Company, administering the Company’s retirement plans, the 2001 Plan and other incentive compensation program, and making recommendations to the Board respecting policies of the Board related to those plans. The Compensation Committee is currently composed of Sam P. Cortez (Chair), Steven D. Scheiwe and Neil S. Subin. The Compensation Committee met four times during Fiscal 2013.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee of the Board of Directors, which operates pursuant to a charter adopted by the Board of Directors, recommends nominees for election to the Board by the shareholders at the annual meeting, evaluates and reports to the Board of Directors on CEO performance and management succession and makes recommendations to the Board of Directors regarding corporate governance matters and practices. The Corporate Governance and Nominating Committee is currently composed of Neil S. Subin (Chair), Sam P. Cortez, and Steven D. Scheiwe. The Corporate Governance and Nominating Committee met once during Fiscal 2013.

NOMINATION OF DIRECTORS

The Corporate Governance and Nominating Committee of the Board, or, in its absence the members of the Board of Directors meeting the Board’s Independence Standards, selects nominees for election as directors. The independent members of the Board of Directors or the Corporate Governance and Nominating Committee, as the case may be, review and evaluate candidates submitted by directors, management and by the Company’s shareholders. They identify Board candidates based upon both their criteria for evaluation and the candidate’s previous service on the Board. Additionally, they may use the services of a search company in identifying nominees. Although they have not determined specific minimum qualifications for nominees, they evaluate candidates based upon:

●	character, personal and professional ethics, integrity and values;
●	executive level business experience and acumen;
●	relevant business experience or knowledge (although preference may be shown for experience in or knowledge of specialty retail industries, it is not a prerequisite);

●	skills and expertise necessary to make significant contributions to the Company, its Board and its shareholders;
●	business judgment;
●	availability and willingness to serve on the Board;
●	our Independence Standards;
●	potential conflicts of interest with the Company or its shareholders taken as a whole; and
●	accomplishments within the candidate’s own field.

The Committee believes that the Board as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to the Company’s operations and interests. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and evolving needs of the business. The Committee seeks directors with strong reputations and experience in areas relevant to the strategy and operations of the Company’s business. The Committee believes that each of the directors also has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of origin, backgrounds, experience, and thought; and the commitment to devote significant time and energy to service on the Board and its committees.

The Committee does not have a formal policy with regard to the consideration of diversity in identifying Director nominees, but the Committee strives to nominate Directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate breadth of talent, skills and expertise to oversee the Company’s business.

Shareholder Nominations. Nominations of individuals for election to the Board at any meeting of shareholders at which Directors are to be elected may be made by any Company shareholder entitled to vote for the election of Directors at that meeting by complying with the procedures set forth in Article I, Section 7 of the Company’s Bylaws. Section 7 of the Bylaws provides that notice of proposed shareholder nomination must be given to the Secretary of the Company at the Company’s principal executive offices not less than 30 days prior to the meeting at which Directors are to be elected, unless the notice of meeting or public disclosure of the date of the meeting is given less than 40 days prior to the meeting, in which case the notice of nomination must be received by the Secretary of the Company not later than the close of business on the tenth day following the date on which the notice of meeting was first mailed to Company shareholders or such public disclosure otherwise was made. The notice of nomination must contain information about each proposed nominee, including age, address, principal occupation, the number of shares of stock of the Company beneficially owned by such nominee, and such other information as would be required to be disclosed under the Exchange Act in connection with the solicitation of proxies for the election of Directors and must include each such proposed nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected. Information must also be disclosed by and about the shareholder proposing to nominate that person. The chairman of a shareholder meeting may refuse to acknowledge any nomination not made in compliance with the foregoing procedures.

A nominee submitted to the Company by a qualified shareholder must satisfy the minimum qualifications for Director described above. In addition, in evaluating shareholder nominees for inclusion in the Board’s slate of nominees, if any, the Board and the Corporate Governance and Nominating Committee may consider any relevant information, including: the factors described above; whether there are or will be any vacancies on the Board; the size of the nominating shareholder’s Company holdings and the length of time such shareholder has owned such holdings; whether the nominee is independent of the nominating shareholder and able to represent the interests of the Company and its shareholders as a whole; and the interests and/or intentions of the nominating shareholder.

In general, the Board of Directors will evaluate a candidate identified by a shareholder using the same standards as it uses for candidates it identifies. Before recommending a shareholder’s candidate, the Board of Directors may also:

●	consider whether the shareholder candidate will significantly add to the range of talents, skills and expertise of the Board;
●	conduct appropriate verifications of the background of the candidate; and
●	interview the candidate or ask the candidate for additional information.

SHAREHOLDER COMMUNICATIONS WITH DIRECTORS

Shareholder or interested party communications with an individual director, the non-management directors as a group, the Non-executive Chairman of the Board, or the Board of Directors as a group should be addressed to “Hancock – Director Communications,” ATTN: Steven D. Scheiwe, 1741 Edgefield Lane, Encinitas, CA 92024.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us for our past two fiscal years to our chief (principal) executive officer, each of our two other highest paid executive officers who were in office as of Fiscal 2013 year end. We refer to these officers as the “Named Executive Officers”.

SUMMARY COMPENSATION TABLE- FISCAL 2013 AND 2012

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)(1)	Option Awards($)(1)	Non-Equity Incentive Plan Compen- sation ($)(2)	Change in Pension Value and Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven R. Morgan, President and Chief Executive Officer(3)	2013 2012	600,000 600,000	-- --	100,000(6) 600,000(7)	-- --	100,000 --	-- --	9,000 95,356	809,000 1,295,356
James B. Brown, Executive Vice President and Chief Financial Officer(4)	2013	186,071	64,370	95,069	51,948	24,583	--	40,928	462,969
Dennis Lyons, Senior Vice President – Store Operations(5)	2013 2012	220,000 220,000	-- --	33,000 119,250	-- 29,457	22,000 --	-- --	7,200 7,200	282,202 375,907

(1)

The amounts shown do not reflect compensation actually received by the Named Executive Officers. Instead, the amounts shown as Stock and Option Awards are the aggregate grant date fair value of equity awards granted to the executive during the applicable fiscal year as determined pursuant to ASC 718. The assumptions used to calculate the value of these stock and option awards are set forth under Note 11 to the accompanying Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2014. The value of performance awards was determined assuming the maximum performance levels would be achieved. For the material terms of the stock awards and option awards, see the table below captioned “Outstanding Equity Awards at Fiscal Year End.”

(2)

Each of the Named Executive Officers participated in the Company’s Short-Term Incentive Plan for Fiscal 2013. Under the plan, each executive is eligible to receive a bonus based on the Company’s achievement of certain financial goals established by the Compensation Committee for the applicable fiscal year. At the end of Fiscal 2013, the Compensation Committee determined that one of the three goals had been achieved at the minimum level. Accordingly, bonuses were paid to the executives for Fiscal 2013 based on the predetermined percentage of base salary.

(3)

The amounts reported in the “Stock Awards” column for Mr. Morgan for Fiscal 2013 reflects the grant date fair value of his performance award of 114,286 restricted shares and Fiscal 2012 reflects the grant date fair value of an award of 206,186 restricted shares he received in February 2012, for the relocation payment provided in his employment agreement, as described below (which the Compensation Committee determined would be paid in shares as provided in the agreement), and two awards of restricted shares received in April 2012 for his retention award of 342,857 shares and his performance award of 114,286 shares. The amount reported in the “All Other Compensation” column for Fiscal 2013 is an automobile allowance provided by the Company and Fiscal 2012 represents $52,793 reimbursed for moving related costs, $33,563 to gross-up the moving costs for taxes and $9,000 for an automobile allowance.

(4)

Mr. Brown’s employment with the Company began on March 18, 2013. The amount reported for Mr. Brown in column (d) reflects the cash signing bonus paid upon his acceptance of the position. The amount reported in the “Stock Awards” column for Fiscal 2013 reflects the grant date fair value of an award of 50,000 restricted shares and two awards of restricted stock units, his retention award of 49,100 shares and his performance award of 33,863 shares. The amount reported in the “Option Awards” column reflects the grant date fair value for a stock option to purchase 100,000 shares and the amount reported in the “All Other Compensation” column is a $26,230 reimbursement for moving related costs grossed-up by $14,698 for taxes.

(5)

The amount reported in the “Stock Awards” column for Mr. Lyons for Fiscal 2013 reflects the grant date fair value of his performance award of 38,824 restricted stock units and for Fiscal 2012 the grant date fair value of two awards of restricted stock units received in April 2012, his retention award of 77,647 shares and his performance award of 38,823 shares. The amount reported in the “All Other Compensation” column for Mr. Lyons for Fiscal 2013 and 2012 is an automobile allowance provided by the Company.

(6)	This stock award amount is for a performance based award for Fiscal 2013 of 114,286 restricted shares of which only 9,524 will vest, the balance will be forfeited based on performance.
(7)

This stock award amount includes a relocation payment, as provided in Mr. Morgan’s Employment Agreement which the Company elected to pay as restricted stock, a retention award, which vests over 3 years, and a performance based award for fiscal year 2012, which was forfeited based on performance. None of the shares covered by these stock awards have been sold by Mr. Morgan as of the date of filing. As such, there has been no realized cash income from these grants.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Mr. Morgan. On November 7, 2011, the Company entered into an Employment Agreement (the “Agreement”) with Steven R. Morgan. The Agreement was effective as of October 17, 2011 and has a 3 year initial term, extended automatically for successive additional one-year periods unless either party were to elect not to extend the Agreement. During the term of the Agreement, Mr. Morgan will receive an annual base salary of $600,000, subject to increase (but not decrease) at the discretion of the Board of Directors, an automobile allowance of $750 per month, and benefits as provided to other employees of the Company, such as medical and life insurance. The Agreement also provides for Mr. Morgan to receive an immediate grant of 342,857 shares of restricted stock, which shall be subject to time vesting over three years (with full vesting on a Change in Control Event (as defined in the Agreement), and an additional grant of restricted shares (the number of which will be determined by dividing Mr. Morgan’s annual base salary by the average share price over a 20-trading day period ending October 17, 2011) to be awarded early in 2012 and subject to time-based and performance-based vesting. Mr. Morgan is also entitled under the Agreement to a relocation payment of $200,000 (which may be paid in cash or shares of restricted stock, at the Company’s option), provision of temporary housing and reimbursement for certain relocation costs specified in the Agreement. Mr. Morgan will also be entitled to payment of taxes incurred on a grossed-up basis for these relocation benefits.

Under the Agreement, a termination of Mr. Morgan’s employment will have the following effect on the compensation provided:

●

If employment is terminated by the Company for cause or by Mr. Morgan other than for good reason (as such terms are defined in the Agreement), salary, benefits, and vesting of stock awards would cease at the date of termination;

●

if employment is terminated by death or disability, compensation would cease as described above, except Mr. Morgan or his family will receive health insurance benefits for 18 months and stock awards granted pursuant to the Agreement shall vest immediately;

●

If employment is terminated by the Company without cause or by Mr. Morgan for good reason (other than in a Change in Control Period), Mr. Morgan will receive his annual salary for two years, a prorated bonus for the year of termination and health insurance benefits for 18 months. In addition, stock awards granted pursuant to the Agreement shall vest immediately, and Mr. Morgan will be credited with two years’ vesting for all other stock awards; and

●

If employment is terminated by the Company without cause or by Mr. Morgan for good reason during a Change in Control Period (as defined by the Agreement), Mr. Morgan would receive a lump sum payment, which is equal to two and one-half times his annual base salary and two and one-half times the average of his annual cash incentives paid for the two fiscal years immediately prior to the fiscal year in which the change of control occurred. In addition, Mr. Morgan would receive health insurance benefits for 18 months, his stock awards granted pursuant to the Agreement would vest immediately, and Mr. Morgan would be credited with two years’ vesting for all other stock awards.

The Agreement also provides that Mr. Morgan will be entitled to a full gross-up for any excise taxes imposed under Section 4999 of the Internal Revenue Code on the benefits payable to him in connection with the change in control (unless a reduction in the amount of the benefits by not more than 10% will avoid the imposition of those taxes).

Mr. Brown. The Company and Mr. Brown entered into a letter agreement on February 14, 2013 that sets forth Mr. Brown’s compensation and benefits.  Pursuant to the terms of such letter agreement, Mr. Brown receives an initial base salary of $215,000 and a signing bonus of $35,000, which is grossed-up for taxes. The Company also granted Mr. Brown (i) 50,000 shares of restricted common stock of the Company that will vest annually over five years and (ii) options to purchase 100,000 shares of common stock that will vest over four years. Mr. Brown is eligible to participate in the Company’s Long Term Retention Plan, which provides a stock award of 49,100 shares which vests over a two year period and the Long Term Incentive Plan, which provides a stock award which vests if specified performance target goals are achieved.

Mr. Lyons. The Company and Mr. Lyons entered into a letter agreement on December 9, 2012 that sets forth Mr. Lyons’ compensation and benefits.  Pursuant to the terms of such letter agreement, Mr. Lyons receives an initial base salary of $220,000.  The Company also granted Mr. Lyons (i) 25,000 shares of restricted common stock of the Company that will vest annually over five years and (ii) options to purchase 50,000 shares of common stock that will vest over four years. Mr. Lyons is eligible to participate in the Company’s Long Term Incentive Plan, which provides a stock award which vests if specified performance target goals are achieved. Mr. Lyons is also provided an automobile allowance of $600 per month.

The Company entered into substantially identical contingent change in control arrangements (the “Change in Control Agreements”) with Mr. Brown and Mr. Lyons upon their hire dates which are continually in effect for a one year period. The Change in Control Agreement for Mr. Brown and Mr. Lyons provides that upon a Change in Control Termination, the executive will receive a lump sum payment equal to the sum of (i) the executive’s annual base salary through the termination date (to the extent not yet paid) and (ii) the sum of (a) 2.0x for Mr. Brown and 1.5x for Mr. Lyons of the executive’s annual base salary at the rate in effect when employment was terminated or, if higher, at the highest rate in effect within 90 days preceding the change of control and (b) 2.0x for Mr. Brown and 1.5x for Mr. Lyons of the cash incentive paid or payable to the executive for the fiscal year preceding the fiscal year in which the change of control occurs. The executive is also entitled to a continuation of family health and insurance benefits, twenty four months for Mr. Brown and eighteen months for Mr. Lyons. The Change in Control Agreements also provide that if any tax under Section 4999 of the Internal Revenue Code, or any comparable provision is imposed on any payment made or benefit provided to the executive, then the amount of such payment or benefit will be increased to the extent necessary to compensate the executive fully for the imposition of such tax.

Outstanding options and restricted shares granted under the 2001 Plan will generally become fully vested upon the occurrence of a change in control, and may be terminated in exchange for a cash payment upon the change of control.

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees over the age of 21, after one-year of service, working more than 1,000 hours. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The plan provides for a voluntary match of employee contributions of up to 2% and a discretionary contribution of 3%, by the Company. The Company suspended its voluntary match of employee contributions in March 2009 and chose not to make a discretionary contribution subsequent to that date.

The following table sets forth summary information concerning the outstanding equity awards as of Fiscal 2013 year end for the Named Executive Officers. Each of these awards was granted under the 2001 Plan. For additional information concerning the 2001 Plan, see “Securities Authorized for Issuance Under Equity Compensation Plans” below.

OUTSTANDING EQUITY AWARDS AT FISCAL 2013 YEAR END

		Option Awards					Stock Awards
Name	Grant Date	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units Of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(11)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)(11)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Steven R. Morgan	8/4/2011	--	--	--	--	--	5,000(1)	$5,000	--	--
	11/30/2011	--	--	--	--	--	85,714(2)	$85,714	--	--
	2/9/2012	--	--	--	--	--	103,093(3)	$103,093	--	--
	4/27/2012	--	--	--	--	--	114,286(4)	$114,286	--	--
	4/27/2012	--	--	--	--	--	9,524(5)	$9,524	--	--

James B. Brown	4/18/2013	--	100,000(6)	--	$0.715	4/18/2020	50,000(7)	$50,000	--	--
	4/18/2013	--	--	--	--	--	26,525(8)	$26,525	--	--
	4/18/2013	--	--	--	--	--	2,822(9)	$2,822	--	--

Dennis Lyons	3/06/2012	22,917(6)	27,083(6)	--	$0.81	3/06/2019	20,000(10)	$20,000	--	--
	4/27/2012	--	--	--	--	--	25,883(8)	$25,883	--	--
	4/27/2012	--	--	--	--	--	3,236(9)	$3,236

(1)	Restricted stock award, remaining shares vest on the third anniversary of the grant date.
(2)	Restricted stock award, remaining shares vest on October 17, 2014.
(3)	Restricted stock award, remaining shares vest 50% on each of the second and third anniversary of the grant date.
(4)	Restricted stock retention award, remaining shares vest on October 18, 2014.
(5)

Restricted stock performance award, vesting occurs on April 30 following the fiscal year covered by the award if the performance goals are achieved for that prior fiscal year. The performance goals for Fiscal 2013 were partially achieved, so vesting will occur on 9,524 shares on April 30, 2014 and the remaining shares were forfeited as of the last day of fiscal year 2013.

(6)	Stock options vest 25% on the first anniversary of the grant date and monthly over the next 36 months, with a 7 year maximum term.
(7)	Restricted stock award, vesting 20% on each anniversary of the grant date.
(8)	Restricted stock unit retention award, remaining shares vest on the last day of fiscal year 2014.
(9)

Restricted stock unit performance award, vesting occurs on April 30 following the fiscal year covered by the award if the performance goals are achieved for that prior fiscal year. The performance goals for Fiscal 2013 were partially achieved, therefore 2,822 shares and 3,236 shares for Mr. Brown and Mr. Lyons, respectively, will vest on April 30, 2014 and the remaining shares were forfeited as of the last day of fiscal year 2013.

(10)	Restricted stock award, remaining shares vest 25% on each of the second, third, fourth and fifth anniversary of the grant date.
(11)

The dollar amounts shown in this column are determined by multiplying (x) the number of shares or units that have not vested by (y) $1.00 (the closing price of the Company’s common stock on January 24, 2014, the last trading day of Fiscal 2013.)

COMPENSATION OF DIRECTORS

The following table shows the compensation paid for Fiscal 2013 to the members of the Board who were not employed by the Company or any of its subsidiaries (“non-employee directors”). Mr. Morgan did not receive fees for serving as a director of the Company. His compensation for Fiscal 2013 is reported in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
(a)	(b)	(c)	(h)
Sam P. Cortez	$70,000	$21,900	$91,900
Steven D. Scheiwe	$95,000	$21,900	$116,900
Neil S. Subin	$65,000	$21,900	$86,900

(1)

As provided in the Company’s 2001 Plan, as amended and restated, directors Cortez, Scheiwe and Subin were each awarded 20,000 shares of restricted stock on August 5, 2013, all of which vest over three years. The amounts shown reflect the aggregate grant date fair value of these awards as determined pursuant to ASC 718. The assumptions used to calculate the value of these awards are set forth under Note 11 to the accompanying Consolidated Financial Statements. For additional information concerning the 2001 Plan, see “Securities Authorized for Issuance Under Equity Compensation Plans” above.

During Fiscal 2013, each eligible director earned annually a base director fee of $55,000 and a chair fee of $20,000, $15,000 or $10,000 for chairing the Board, Audit, and Management Review and Compensation Committees, respectively. Non-chair members of the Audit and Management Review and Compensation Committees receive $5,000 annually for membership fees. Each non-employee director could elect, prior to the beginning of the director’s annual term each July, to receive all or a portion of the base director fee, chair and committee fee in restricted shares based on the market price on the date of election. Restrictions on these shares lapsed ratably over the next 12 months. Directors not electing to receive base director fees, chair and committee fees in stock were paid in cash on a quarterly basis. The directors elected to receive 100% of their base and chair fees in cash for the term that began in July, 2013.

As of January 25, 2014, each non-employee director held the number of outstanding and unvested shares reflected in the table below. No non-employee director held any outstanding options as of that date.

Director	Number of Shares or Units of Stock that have not Vested (#)
Sam P. Cortez	35,000
Steven D. Scheiwe	35,000
Neil S. Subin	35,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of April 25, 2014 by (i) each person known to the Company to be the beneficial owner of more than five percent of our common stock, (ii) each director, (iii) each of the Named Executive Officers (as defined herein), and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted below, the address for each person listed in the table is the principal executive offices of the Company. No shares of common stock held by a director or officer has been pledged as security. The Company is not aware of any arrangements or pledge of common stock that could result in a change of control of the Company.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)

Lenado Capital Advisors LLC (2) 516 East Hyman Avenue Aspen, CO 81611	7,909,200	29.7%

Carl E. Berg (3) 10050 Bandley Dr. Cupertino, CA 95014	7,477,400	28.2%

Lightpointe Communications, Inc. (4) 10050 Bandley Dr. Cupertino, CA 95014	4,860,400	18.3%

Berg & Berg Enterprises, LLC (5) 10050 Bandley Dr. Cupertino, CA 95014	2,617,000	12.1%

Kevin T. Tolbert (6) 2948 Major Ridge Trail Duluth, GA 30097	1,410,721	6.5%

Kennedy Capital Management, Inc. (7) 10829 Olive Blvd. St. Louis, MO 63141	1,145,525	5.3%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)

Sam P. Cortez	170,000	*

Steven R. Morgan	1,002,368	4.6%

Steven D. Scheiwe	176,163	*

Neil S. Subin (8)	363,250	1.7%

James B. Brown(9)	122,590	*

Dennis Lyons(9)	112,635	*

All Current Directors and Executive Officers as a Group (6 persons)	1,947,006	9.0%

*	Less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting and investment power with respect to securities. Applicable percentage ownership is based on 21,642,853 shares of common stock outstanding as of April 25, 2014 and shares the beneficial owner has the right to acquire, which includes shares that may be acquired upon exercise of warrants and stock options vesting as of June 24, 2014. As of April 25, 2014, there are outstanding warrants for 9,838,000 shares, which can only be exercised on a cashless basis at an exercise price of $0.59 per share, and stock options for 1,805,990 shares with a weighted average exercise price of $1.13. Except as indicated in the footnotes to this table and pursuant to applicable community property laws; the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)

This information is based on a Schedule 13D/A filed on November 27, 2012 by Lenado Capital Advisors, LLC, formerly known as Sopris Capital Advisors, LLC (“Lenado Advisors”), Lenado Partners, Series A of Lenado Capital Partners, L.P., formerly known as Sopris Partners Series A, of Sopris Capital Partners, L.P. (“Lenado Partners”), Lenado Capital, LLC, formerly known as Sopris Capital, LLC (“Lenado Capital”), Lenado DP, Series A of Lenado DP, L.P., formerly known as Sopris DP, Series A of Sopris DP, L.P. (“Lenado DP”), SPV UNO, LLC (“SPV UNO”), SPV Quatro, LLC (“SPV Quatro”) and Nikos Hecht (each a “Reporting Person” and collectively the “Reporting Persons”). The Schedule 13D/A reported that each Reporting Person has the following powers to vote, direct the vote, dispose of or direct the disposition of shares of common stock:

Reporting Person	Sole power to vote or direct the vote	Shared power to vote or direct the vote	Sole power to dispose of or direct the disposition of	Shared power to dispose of or direct the disposition of
Lenado Advisors	0	7,677,200	0	7,677,200
Lenado Partners	0	3,931,190	0	3,931,190
Lenado Capital	0	4,497,590	0	4,497,590
Lenado DP	0	566,400	0	566,400
SPV UNO	0	232,000	0	232,000
SPV Quatro	0	3,179,610	0	3,179,610
Nikos Hecht	0	7,909,200	0	7,909,200

The shares reported on Schedule 13D/A included 4,977,600 shares that may be issued pursuant to warrants. Of the shares reported as beneficially owned in this Schedule 13D/A, 3,931,190 shares are owned directly by Lenado Partners, 566,400 shares are owned directly by Lenado DP, 232,000 shares are owned directly by SPV UNO and 3,179,610 shares are directly owned by SPV Quatro. Lenado Capital is the general partner of Lenado Partners and Lenado DP and, as such, may be deemed to share beneficial ownership of the shares of Common Stock owned directly by such parties. Mr. Hecht is the managing member of Lenado Advisors and the sole member of the managing member of Lenado Capital. As the managing member of SPV UNO, SPV Quatro and Lenado Advisors, the sole member of the managing member of Lenado Capital, and the owner, directly or indirectly, of a majority of the membership interests in each of SPV UNO, SPV Quatro, Lenado Capital and Lenado Advisors, Mr. Hecht may be deemed to be the controlling person of SPV UNO, SPV Quatro, Lenado Capital and Lenado Advisors, and through Lenado Capital, Lenado Partners and Lenado DP. Lenado Advisors, as investment manager for Lenado Partners, Lenado DP and SPV Quatro, has discretionary investment authority over the Common Stock held by Lenado Partners, Lenado DP and SPV Quatro, as applicable. Accordingly, Mr. Hec ht may be deemed to be the beneficial owner of the Common Stock held by Lenado Partners, Lenado DP, SPV UNO, and SPV Quatro.

The principal business office of each of Lenado Advisors, Lenado Partners, Lenado Capital, Lenado DP, SPV UNO, SPV Quatro and Mr. Hecht is 516 East Hyman Avenue, Aspen, CO 81611.

(3)

Includes 2,617,000 shares which are held by Berg & Berg Enterprises, LLC and warrants for 4,860,400 shares which are held by Lightpointe Communication, Inc., both of which Mr. Berg reports as indirectly owned.

(4)	Represents warrants for 4,860,400 shares which Lightpointe Communications, Inc. has the right to acquire upon exercise of the warrants.
(5)

The information as to beneficial ownership is based on a Schedule 13G/A filed by Berg & Berg Enterprises, LLC with the SEC on February 10, 2010, reflecting beneficial ownership of the Company’s common stock.

(6)	This information is based on a Non-Objecting Beneficial Owner listing dated April 2, 2014, obtained by the Company from Broadridge Financial Solutions, Inc.
(7)

This information is based on a Schedule 13G filed on February 11, 2014 by Kennedy Capital Management, Inc. (“Kennedy”) with the SEC. The Schedule 13G reported that, as of December 31, 2013, (i) Kennedy had sole power to vote and dispose of 1,145,525 shares.

(8)

Includes 233,250 shares held by Broadbill Investment Corp. (“Broadbill”) which Mr. Subin reports as indirectly owned. Mr. Subin is the Chairman of Broadbill, and may be deemed the beneficial owner of the shares held by Broadbill.

(9)	Includes 29,167 shares and 28,125 shares which Mr. Brown and Mr. Lyons, respectively, have the right to acquire upon exercise of stock options on or before June 24, 2014.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides certain information as of January 25, 2014, with respect to the 2001 Plan. There are no outstanding awards under any other plan or agreement maintained by the Company or assumed by the Company in any acquisition.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders	1,798,718	$1.13	620,124

(1)	These securities include shares available under the 2001Plan. The Company does not maintain any other stock incentive plans or arrangements that have not been approved by shareholders.

On March 4, 2001, the Board adopted, and the shareholders subsequently approved, the 2001 Plan.  The 2001 Plan provides for the award of long-term incentives to those key employees and directors who make substantial contributions to the growth of the Company and to retain them in the employ of the Company or its subsidiaries by providing opportunities for ownership of the Company’s common stock.  The 2001 Plan provides for the issuance of Nonqualified Stock Options (NSO’s) and awards of restricted stock, stock appreciation rights and restricted stock units. The term of the 2001 Plan is scheduled to expire on March 4, 2021.

 The 2001 Plan is administered by the Stock Plan Committee (the “Committee”) selected by the Board of Directors which must consist of two or more directors of the Company who are “outside directors” as described in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).  All members of the Management Review and Compensation Committee currently serve as the Stock Plan Committee. The provisions of the 2001 Plan, and all actions and transactions under and pursuant to it, are intended to comply with all applicable conditions of rules promulgated under Section 16 of the Exchange Act, or its successors, with respect to reporting persons, including the Company’s executive officers.  The aggregate number of shares of common stock of the Company that may be issued or reserved for issuance pursuant to the 2001 Plan may consist, in whole or in part, of authorized but unissued shares or shares reacquired by the Company (and not reserved for any other purpose) and shares subject to any previous award under the 2001 Plan that have been forfeited.  The 2001 Plan contains antidilution provisions, allowing for adjustments in the number of shares that may be issued under the plan, as well as the number and type of securities subject to outstanding awards and the exercise prices of outstanding options, in case of stock dividends and other changes in the Company’s capital structure.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

On November 20, 2012, we completed a warrant exchange with certain warrant holders pursuant to which the exchanging holders exchanged warrants to purchase an aggregate of up to 7,385,200 shares of our common stock (the “Old Warrants”) issued pursuant to the master warrant agreement, dated as of June 17, 2008 for new warrants (the “New Warrants”) to purchase an aggregate of up to 9,838,000 shares of our common stock for an exercise price per share of $0.59. The New Warrants are exercisable at any time until November 20, 2019 on a cashless basis pursuant to the terms of the New Warrants.

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

As the managing member of Lenado Advisors, SPV Uno, and SPV Quatro; the sole member of the managing member of Lenado Capital; and the owner, directly or indirectly, of a majority of the membership interests in each of Lenado Advisors, Lenado Capital, SPV UNO and SPV Quatro, Nikos Hecht may be deemed to be the controlling person of Lenado Advisors, Lenado Capital, SPV UNO and SPV Quatro and, through Lenado Partners and Lenado DP. Mr. Hecht, Lenado Advisors, Lenado Capital, Lenado Partners and SPV Quatro are each the beneficial owners of more than 5% of our common stock. In the warrant exchange, Lenado DP exchanged Old Warrants for a New Warrant to purchase 566,400 shares of our common stock; SPV Uno exchanged Old Warrants for a New Warrant to purchase 232,000 shares of our common stock; SPV Quatro exchanged Old Warrants for a New Warrant to purchase 1,984,800 shares of our common stock; and Lenado Partners exchanged Old Warrants for a New Warrant to purchase 2,194,400 shares of our common stock.

On November 20, 2012, we also exchanged approximately $16.4 million aggregate principal amount of the Floating Rate Series A Secured Notes held by the related parties for approximately $8.2 million of our Floating Rate Series A Secured Notes Due 2017 and cash consideration of approximately $8.2 million.

The Company does not have any other transactions with related parties.

In accordance with the Company’s Code of Business Conduct and Ethics, any transaction with a related person requires prior approval from the Company’s Chief Executive Officer.

DIRECTOR INDEPENDENCE

SEC rules require that a company whose securities are not listed on a national securities exchange to disclose whether each director, and members of its audit committee, compensation committee, and nominating and corporate governance committee are “independent”. In determining independence, the Company may select the definition of “independence” under the rules of a national securities exchange. The Company has selected the rules of the New York Stock Exchange together with the specific independence requirements below. The Board of Directors has reviewed the relationships between the Company and each of its directors and has determined that all of the directors were “independent” during the fiscal year ended January 25, 2014 other than Mr. Steven R. Morgan. The Board of Directors has affirmatively determined that no director, other than Mr. Morgan had or has a material relationship with the Company during the current fiscal year. In making this determination, the Board has broadly considered all relevant facts and circumstances. In addition, the Board has adopted as specific independence requirements (a) the independence requirements of applicable law, (b) the requirements of an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and (c) the requirements of a “non-employee director” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, (collectively, the “Independence Standards”), which are available on the Company’s website at www.hancockfabrics.com under the “Investor Relations – Corporate Governance” link.

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

The Board of Directors had determined that each member of the Audit committee, Management Review and Compensation Committee and Corporate Governance and Nominating Committee meet its Independence Standards. In addition, each member of the Audit Committee meets the additional independence standards for audit committee members set forth in its Independence Standards (which reflect the requirements of Rule 10A-3 of the Exchange Act) and each member of the Management Review and Compensation Committee meets the additional independence standards for compensation committee members set forth in its Independence Standards (which reflects the requirements of Rule 10C-1 of the Exchange Act).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for the Company by Burr Pilger Mayer, Inc. (“BPM”), the Company’s independent registered public accounting firm, in the fiscal years ended January 25, 2014 and January 26, 2013, respectively, were as follows (in thousands):

	Year Ended January 25, 2014	Year Ended January 26, 2013
Audit Fees(1)	$325	$312
Audit-Related Fees	-	12
Tax Fees	-	-
All Other Fees	-	12
Total	$325	$336

(1)	Reflects fees billed including actual fees paid to date and fees anticipated.

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

Schedule II – Valuation and qualifying accounts. (see page 94 of this Report)

All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     (a)     (3)     Exhibits

Note to Exhibits: Any representations and warranties of a party set forth in any agreement (including all exhibits and schedules thereto) filed with this Annual Report on Form 10-K have been made solely for the benefit of the other party to the agreement. Some of those representations and warranties were made only as of the date of the agreement or such other date as specified in the agreement, may be subject to a contractual standard of materiality different from what may be viewed as material to shareholders, or may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. Such agreements are included with this filing only to provide investors with information regarding the terms of the agreements, and not to provide investors with any other factual or disclosure information regarding the registrant or its business.

3.1	a		Amended and Restated Certificate of Incorporation
3.2	i		Amended and Restated By-Laws
4.1	f	♠	Amendment to Amended and Restated Rights Agreement dated November 13, 2009
4.2	b	♠	Amendment No. 2, dated March 20, 2006, to the Amended and Restated Rights Agreement
4.3	b	♠	Amended and Restated Rights Agreement with Continental Stock Transfer & Trust Company as amended through March 20, 2006
4.4	c		Specimen representing the Common Stock, par value $0.01 per share, of Hancock Fabrics, Inc.
4.5	c		Form of Subscription Certificate for Rights
4.6	k		Master Warrant Agreement dated November 15, 2012 by and among Hancock Fabrics, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.
4.7	k		Specimen Warrant Certificate representing the Warrants under the Master Warrant Agreement dated November 15, 2012 (included as an Exhibit to Exhibit 4.6).
4.8	k		Indenture dated November 20, 2012 by and among the Hancock Fabrics, Inc. and Deutsche Bank National Trust Company, as trustee.
4.9	k		Form of Note Exchange Agreement dated as of November 15, 2012.
4.10	k		Form of Warrant Exchange Agreement.
10.1	e		Form of Indemnification Agreements (Directors and Executive Officers)
10.2	d	♠	Supplemental Retirement Plan, as amended
10.3	h	♠	Employment Agreement with Steven R. Morgan, effective as of October 17, 2011
10.4	g	♠	Form of Change in Control Agreement (SVP)
10.5	h	♠	Form of Restricted Stock Agreement
10.6	h	♠	Form of Nonqualified Stock Option Agreement
10.7	l	♠	Form of Restricted Stock Unit Award Agreement (Performance Vesting)
10.8	l	♠	Form of Restricted Stock Unit Award Agreement (Time Vesting)
10.9	l	♠	Form of Nonqualified Stock Option Agreement (Performance Vesting), as amended
10.10	l	♠	Form of Nonqualified Stock Option Agreement (Time Vesting)

10.11	g	♠	Second Amendment to the Hancock Fabrics, Inc. Supplemental Retirement Benefit Plan
10.12	g	♠	Amended and Restated 2001 Stock Incentive Plan, effective as of January 30, 2011
10.13	g	♠	Short Term Incentive Plan, effective as of January 30, 2011
10.14	g	♠	Form of Change in Control Agreement (Executive Vice Presidents)
10.15	l	♠	Offer Letter dated December 2, 2011 between Hancock Fabrics, Inc. and Dennis Lyons as Senior Vice President, Store Operations
10.16	j		Amended and Restated Loan and Security Agreement dated November 15, 2012 byand among Hancock Fabrics, Inc., HF Merchandising, Inc., Hancock Fabrics of MI, Inc., Hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc., HF Resources, Inc., the lenders from time to time party thereto, General Electric Capital Corporation, as working capital agent, and GA Capital, LLC, as term loan agent
10.17	l	♠	Offer Letter dated February 14, 2013 between Hancock Fabrics, Inc. and James B. Brown as Executive Vice President and Chief Financial Officer
21	l		Subsidiaries of the Registrant.
23.1	*		Consent of Burr Pilger Mayer, Inc. – an Independent Registered Public Accounting Firm
31.1	*		Certification of Chief Executive Officer.
31.2	*		Certification of Chief Financial Officer.
32	*		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a	Form 8–K filed July 31, 2008
b	Form 8–K filed March 22, 2006
c	Form S-1/A filed June 19, 2008
d	Form 10–K filed April 25, 1995 (File No. 001-09482)
e	Form 10–K filed April 10, 2009
f	Form 8–K filed November 17, 2009
g	Form 10–K filed April 26, 2011
h	Form 10–K filed April 20, 2012
i	Form 8–K filed June 8, 2012
j	Form 8–K filed November 19, 2012
k	Form 8–K filed November 21, 2012
l	Form 10–K filed April 26, 2013

♠	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK FABRICS, INC.

By	/s/ Steven R. Morgan
Steven R. Morgan
Director and President and Chief Executive Officer
(Principal Executive Officer)
April 25, 2014

By	/s/ James B. Brown
James B. Brown
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
April 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Steven R. Morgan	April 25, 2014
Steven R. Morgan
Director and President and
Chief Executive Officer
(Principal Executive Officer)

/s/ James B. Brown	April 25, 2014
James B. Brown
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Steven D. Scheiwe	April 25, 2014
Steven D. Scheiwe
Director

/s/ Sam P. Cortez	April 25, 2014
Sam P. Cortez
Director

/s/ Neil S. Subin	April 25, 2014
Neil S. Subin
Director

HANCOCK FABRICS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS 2013, 2012, AND 2011

(In thousands)

		Additions
	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance Ending of Year
For the year ended January 25, 2014
Allowance for doubtful accounts	-	-	-	-	-
Reserve for sales returns	137	-	-	(3)	134
Reserves for store closings	-	-	-	-	-
Asset retirement obligations	311	-	-	-	311

For the year ended January 26, 2013
Allowance for doubtful accounts	-	-	-	-	-
Reserve for sales returns	125	49	-	(37)	137
Reserves for store closings	-	-	-	-	-
Asset retirement obligations	312	-	-	(1)	311

For the year ended January 28, 2012
Allowance for doubtful accounts	-	-	-	-	-
Reserve for sales returns	122	3	-	-	125
Reserves for store closings	89	-	(5)	(84)	-
Asset retirement obligations	314	1	(3)		312