Form 10-Q
period 2014-04-26
HANCOCK FABRICS INC
filed 2014-06-10
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 2014

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

As of June 4, 2014, there were 21,652,533, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Table of Contents

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(in thousands, except for share amounts)	April 26, 2014	April 27, 2013	January 25, 2014(1)
Assets
Current assets:
Cash and cash equivalents	$1,918	$2,315	$1,806
Receivables, less allowance for doubtful accounts	4,031	3,796	5,259
Inventories, net	106,837	100,191	107,180
Prepaid expenses	3,137	2,596	2,107
Total current assets	115,923	108,898	116,352

Property and equipment, net	33,176	33,238	33,409
Goodwill	2,880	2,880	2,880
Other assets	2,228	2,632	2,431
Total assets	$154,207	$147,648	$155,072

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,572	$17,334	$20,466
Accrued liabilities	12,514	13,854	13,742
Total current liabilities	31,086	31,188	34,208

Long-term debt obligations, net	82,003	69,338	78,691
Capital lease obligations	2,557	2,740	2,605
Postretirement benefits other than pensions	2,771	2,493	2,728
Pension and SERP liabilities	27,352	34,073	28,407
Other liabilities	5,496	5,509	5,351
Total liabilities	151,265	145,341	151,990
Commitments and contingencies
Shareholders' equity: Common stock, $.01 par value; 80,000,000 shares authorized; 35,118,436, 35,038,610, and 35,116,436 issued and 21,642,853 21,602,055 and 21,641,004 outstanding, respectively	351	351	351
Additional paid-in capital	91,533	90,877	91,360
Retained earnings	94,033	95,959	94,484
Treasury stock, at cost, 13,475,583, 13,436,555, and 13,475,432 shares held, respectively	(153,794)	(153,754)	(153,793)
Accumulated other comprehensive loss	(29,181)	(31,126)	(29,320)
Total shareholders' equity	2,942	2,307	3,082
Total liabilities and shareholders' equity	$154,207	$147,648	$155,072

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 25, 2014.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)
(in thousands, except per share amounts)	Thirteen Weeks Ended April 26, 2014	Thirteen Weeks Ended April 27, 2013
Net sales	$62,994	$63,741
Cost of goods sold	34,559	34,764
Gross profit	28,435	28,977
Selling, general and administrative expenses	26,560	26,799
Depreciation and amortization	960	889
Operating income	915	1,289
Interest expense	1,366	1,756
Loss before income taxes	(451)	(467)
Income taxes	-	-
Net loss	$(451)	$(467)
Other comprehensive income
Minimum pension, SERP and OPEB liabilities, net of taxes of $0	$139	$139
Comprehensive loss	$(312)	$(328)
Basic and diluted loss per share:
Net loss per common share, basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding, basic and diluted	20,881	20,440

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

(in thousands, except for	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance January 25, 2014	35,116,436	$351	$91,360	$94,484	(13,475,432)	$(153,793)	$(29,320)	$3,082
Net loss				(451)				(451)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							139	139
Issuance of restricted stock	2,000	-	-					-
Purchase of treasury stock					(151)	(1)		(1)
Stock-based compensation expense			173					173
Balance April 26, 2014	35,118,436	$351	$91,533	$94,033	(13,475,583)	$(153,794)	$(29,181)	$2,942

See accompanying notes to consolidated financial statements.

Hancock Fabrics, Inc.

Consolidated Statements of Cash Flows

(unaudited)
	Thirteen Weeks Ended
(in thousands)	April 26, 2014	April 27, 2013
Cash flows used in operating activities:
Net loss	$(451)	$(467)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation and amortization, including cost of goods sold	1,171	1,195
Amortization of deferred loan costs	178	184
Amortization of note discount	-	379
Stock-based compensation	173	159
Inventory valuation reserve	(179)	265
Other	13	19
Change in assets and liabilities:
Receivables and prepaid expenses	198	(23)
Inventories	524	697
Other assets	-	(458)
Accounts payable	(1,894)	(1,368)
Accrued liabilities	(1,205)	(129)
Postretirement benefits other than pensions	(157)	(216)
Pension and SERP liabilities	(716)	(675)
Other liabilities	152	(72)
Net cash used in operating activities	(2,193)	(510)

Cash flows from investing activities:
Additions to property and equipment	(1,045)	(780)
Proceeds from the disposition of property and equipment	81	10
Net cash used in investing activities	(964)	(770)

Cash flows from financing activities:
Net borrowings (payments) on credit facilities	3,312	(415)
Other	(43)	(52)
Net cash provided by (used in) financing activities	3,269	(467)
Increase (decrease) in cash and cash equivalents	112	(1,747)
Cash and cash equivalents:
Beginning of period	1,806	4,062
End of period	$1,918	$2,315

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,204	$1,360
Contributions to the defined benefit pension plan	1,175	1,175
Income taxes	-	-
Non-cash activities:
Noncash change in funded status of benefit plans	$139	$139

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of April 26, 2014, Hancock operated 260 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to first quarter 2014 and first quarter 2013 are for the 13 week periods ended April 26, 2014 and April 27, 2013, respectively.

The board of directors of the Company has approved submitting a proposal to the Company stockholders at its 2014 annual meeting to be held on August 15, 2014, to approve an amendment to its certificate of incorporation for the purpose of effecting a thousand for one reverse stock split. In lieu of issuing any fractional post-reverse stock split shares that would result from the reverse stock split, the Company would make a cash payment for any fractional share interest based on $1.20 per pre-reverse split share. If approved, the Company expects the reverse stock split to reduce the number of holders of its common stock in order to permit the Company to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended and its requirement to file periodic and other reports with the Securities and Exchange Commission (“SEC”).

As further detailed in the preliminary proxy statement on Schedule 14A filed with the SEC on May 9, 2014, the board of directors may choose not to proceed with this transaction for a variety of reasons including, but not limited to, higher than anticipated costs, increased leverage or other reasons, as applicable.

Basis of Presentation

We maintain our financial records on a 52-53 week fiscal year ending on the last Saturday in January with each new fiscal year commencing on the Sunday thereafter. All quarters consist of 13 weeks except for one 14 week quarter in 53 week years.

The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 25, 2014 filed with the SEC on April 25, 2014. The accompanying (a) consolidated balance sheet as of January 25, 2014, has been derived from audited financial statements, and (b) the unaudited consolidated interim financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations from the interim financial statements, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of April 26, 2014 and April 27, 2013, and our consolidated results of operations and cash flows for the thirteen weeks ended April 26, 2014, and April 27, 2013.

The unaudited Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

NOTE 2 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen weeks ended April 26, 2014 and April 27, 2013 (in thousands):

	Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Service costs	$149	$153	$13	$18
Interest cost	1,022	1,008	33	28
Expected return on assets	(1,033)	(1,010)	-	-
Amortization of prior service costs	-	-	(167)	(180)
Recognized net actuarial (gain) loss	339	367	(33)	(48)
Net periodic benefit cost	$477	$518	$(154)	$(182)

At April 26, 2014, the fair value of the assets held by the pension plan was $65.0 million reflecting a $1.0 million increase from January 25, 2014. A cash contribution to the pension plan of $1.2 million is included in that increase. Service costs consist of administrative expenses paid out of the pension trust.

NOTE 3 – NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share is presented for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to holders of common stock by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

As of April 26, 2014, there were outstanding warrants for 9,838,000 shares with exercise prices of $0.59, stock options for 1,805,590 shares with a weighted average exercise price of $1.13, and approximately 1,119,000 restricted stock units and restricted stock which would be included in the computation of common stock equivalents for diluted earnings per share, if the impact was not anti-dilutive.

COMPUTATION OF LOSS PER SHARE

	Thirteen Weeks Ended
(in thousands, except for share and per share amounts)	April 26, 2014	April 27, 2013
Basic and diluted loss per share:
Net loss	$(451)	$(467)

Weighted average number of common shares outstanding during period	20,880,834	20,439,544

Basic and diluted loss per share	$(0.02)	$(0.02)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 12.8 million and 15.2 million for the first quarter of 2014 and 2013.

NOTE 4 – LONG-TERM DEBT OBLIGATIONS

On November 15, 2012, the Company entered into an amended and restated loan and security agreement with its direct and indirect subsidiaries, General Electric Capital Corporation, as working capital agent, GA Capital, LLC, as term loan agent, and the lenders party thereto, which expires on November 15, 2016. The amended and restated loan and security agreement amends and restates the Company’s loan and security agreement dated as of August 1, 2008, and provides senior secured financing of $115 million, consisting of (a) an up to $100.0 million revolving credit facility (the "Revolver"), which includes a letter of credit sub-facility of up to $20.0 million, and (b) an up to $15.0 million term loan facility (the "Term Loan"). The level of borrowings available is subject to a borrowing base computation, as defined in the amended and restated loan and security agreement, which includes credit card receivables, inventory, and real property. Principal amounts outstanding under both the Revolver and the Term Loan bear interest at a rate equal to, at the option of the borrowers, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), or (b) a prime rate, in each case plus an applicable margin and adjusted for certain additional costs and fees. As of April 26, 2014, the applicable margin for borrowings under the Revolver is 2.25% with respect to the Eurodollar Rate and 1.25% with respect to the prime rate loans and under the Term Loan is 10.0% with respect to the Eurodollar Rate and 9.0 % with respect to the prime rate loans.

The Revolver and Term Loan are collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal tangible and intangible assets of the Company.

As of April 26, 2014, the Company had outstanding borrowings under the Revolver of $58.8 million and $15.0 million under the Term Loan, and amounts available to borrow of $13.1 million.

At April 26, 2014, Hancock had commitments under the above credit facility of $1.0 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims and freight charges. These letters of credit amounted to $5.2 million as of April 26, 2014.

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

The New Notes bear interest at a variable rate, adjusted quarterly, equal to a LIBOR rate plus 12% per annum until maturity on November 20, 2017. Under the terms of the New Indenture, the Company is required to pay interest on the New Notes in cash quarterly in arrears on February 20, May 20, August 20 and November 20 of each year. The New Notes and the related guarantees provided by certain subsidiaries of the Company are secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets, in each case, subject to certain prior liens and other exceptions, but the New Notes are subordinated in right of payment in certain circumstances to all of the Company’s existing and future senior indebtedness, including the Company’s Amended and Restated Loan and Security Agreement, dated as of November 15, 2012.

As of April 26, 2014, the Company had an outstanding balance of $8.2 million on the New Notes.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which this report was issued and determined there were no subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended April 26, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen weeks ended April 26, 2014, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2014 filed with the Securities and Exchange Commission (“SEC”) on April 25, 2014. Our fiscal year ends on the last Saturday in January and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2013” or “2013” refers to the fiscal year ended January 25, 2014). Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to first quarter 2014 and first quarter 2013 are for the 13 week periods ended April 26, 2014 and April 27, 2013, respectively. References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise.

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

The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed in our Annual Report on Form 10-K filed with the SEC on April 25, 2014 under Item 1A. Risk Factors. Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating as of April 26, 2014, 260 stores in 37 states and an internet store under the domain name hancockfabrics.com. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. None of the information on the website referenced above is incorporated by reference into our reports filed with, or furnished to, the Securities and Exchange Commission.

Overview

Financial Summary:

●

Net sales for the first quarter of fiscal 2014 were $63.0 million compared to $63.7 million for first quarter of fiscal 2013, and comparable store sales declined 1.1% in the first quarter of 2014 after being flat in the first quarter of fiscal 2013. Severe winter weather posed the biggest challenge to sales growth for the first quarter of 2014; management believes the weather negatively impacted sales for the quarter by almost $1.8 million.

●	Our online sales for the first quarter of fiscal 2014, which are included in the comparable sales number above, increased by 2.5% to $0.9 million.

●	Gross margin for the first quarter of fiscal 2014 was 45.1% compared with 45.5% for the first quarter of fiscal 2013.

●	Operating income was $0.9 million in the first quarter of fiscal 2014 compared to $1.3 million in the first quarter of fiscal 2013.

●	Net loss was $451,000, or $0.02 per basic share, in the first quarter of fiscal 2014 compared to a net loss of $467,000, or $0.02 per basic share in the first quarter of fiscal 2013.

●

The amount of cash used in operating activities was $2.2 million during the first thirteen weeks of fiscal 2014 compared to $0.5 million of cash used in operating activities for the first thirteen weeks of fiscal 2013.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended
	April 26, 2014	April 27, 2013

Net sales (in thousands)	$62,994	$63,741
Gross margin percentage	45.1%	45.5%
Number of stores
Open at end of period(1)	260	261
Comparable stores at period end (2)	258	259
Sales growth
All retail outlets	(1.2)%	(0.3)%
Comparable retail outlets (3)	(1.1)%	0.0%
Total store square footage at period end (in thousands)	3,431	3,715
Net sales per total square footage	$18.36	$17.16

(1)	Open store count does not include the internet store.

(2)

A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. In instances where stores are either expanded, down-sized or relocated within an existing market the store is not treated as a new store and, therefore, remains in the computation of comparable sales.

(3)	Comparable sales growth computation also includes net sales derived from e-commerce.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of sales. This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Thirteen Weeks Ended
(as percent of sales)	April 26, 2014	April 27, 2013

Net sales	100.0%	100.0%
Cost of goods sold	54.9	54.5
Gross profit	45.1	45.5
Selling, general and administrative expenses	42.1	42.1
Depreciation and amortization	1.5	1.4
Operating income	1.5	2.0
Interest expense, net	2.2	2.7
Loss before income taxes	(0.7)	(0.7)
Income taxes	-	-
Net loss	(0.7)%	(0.7)%

Net Sales

	Thirteen Weeks Ended
	April 26, 2014	April 27, 2013

Retail comparable store base	$61,524	$62,229
E-Commerce	929	906
Comparable sales	62,453	63,135
New stores	541	-
Closed stores	-	606
Total net sales	$62,994	$63,741

The retail comparable store base above consists of sales at stores which were included in the comparable sales computation for the respective periods. The first quarter 2014 comparable sales (excluding e-commerce) decrease of 1.1% was the result of a 3.3% improvement in average ticket evidencing larger sales volumes for each individual transaction offset by a 4.4% decrease in transaction count.

Sales provided by our e-commerce channel increased 2.5% in the first quarter of fiscal 2014. The sales improvement over the same period in the prior year can be primarily attributed to the launch of the new website which occurred during the first quarter of 2014 and an increase in the number of SKUs offered.

Two new stores opened and three stores, where we chose not to stay in the market, have closed since the first quarter of 2013. The sales from these locations are included in net sales. During the current quarter, the Company relocated two stores and closed two, ending the quarter with 260 stores.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended
	April 26, 2014	April 27, 2013
Apparel and Craft Fabrics	43%	41%
Home Decorating Fabrics	11%	12%
Sewing Accessories	33%	34%
Non-Sewing Accessories	13%	13%
	100%	100%

Gross Margin

Costs of goods sold include:

●	the cost of merchandise

●	inventory rebates and allowances including term discounts

●	inventory shrinkage and valuation adjustments

●	freight charges

●	costs associated with our sourcing operations, including payroll and related benefits

●	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the first quarter of fiscal 2014 and 2013 are as follows:

	Thirteen Weeks Ended
(dollars in thousands)	April 26, 2014	% of Sales	April 27, 2013	% of Sales

Net sales	$62,994	100.0%	$63,741	100.0%

Merchandise cost	29,384	46.7%	30,121	47.2%
Freight	2,134	3.4%	1,956	3.1%
Sourcing and warehousing	3,041	4.8%	2,687	4.2%

Gross profit	$28,435	45.1%	$28,977	45.5%

The direct cost of merchandise declined as a percentage of sales by 50 basis points compared to the first quarter of 2013. This improvement was the result of reductions in inventory valuation charges and shrinkage.

Freight expense increased by 30 basis points in the first quarter 2014 compared to the first quarter 2013. The increase was driven by higher volumes of inbound freight to the Company’s distribution center as compared to the prior year.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period and the rate at which inventory is shipped out, or inventory turns. The cost difference for the first quarter of 2014 compared to the same period in 2013 is primarily due to the change in inventory turns during those periods, which influence the amount of sourcing and warehousing costs capitalized in inventory.

In total, gross margin decreased by 40 basis points in the first quarter 2014 from first quarter 2013 levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include:

●	payroll and related benefits (for our store operations, field management, and corporate functions)

●	advertising

●	general and administrative expenses

●	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

●	operating costs of our headquarter facilities

●	other expense (income)

Specific components of selling, general and administrative expenses (SG&A) include:

	Thirteen Weeks Ended
(dollars in thousands)	April 26, 2014	% of Sales	April 27, 2013	% of Sales

Retail store labor costs	$9,495	15.1%	$9,696	15.2%
Advertising	2,210	3.5%	2,344	3.7%
Store occupancy	7,622	12.1%	7,509	11.8%
Retail SG&A	4,416	7.0%	4,506	7.1%
Corp SG&A	2,817	4.4%	2,744	4.3%

Total SG&A	$26,560	42.1%	$26,799	42.1%

Retail Store Labor Costs – The Company store labor costs decreased slightly during the first thirteen weeks of 2014 as compared to the same period in 2013. The decrease was primarily due to a decline in benefit costs for medical insurance as compared to 2013.

Advertising – The reduction in advertising expense for the first quarter of 2014 compared to the same period in 2013 was achieved by improvements to our marketing program which allows us to reach a larger audience with a smaller expenditure.

Store Occupancy – The change in the Company’s store occupancy expense can be attributed to increased direct occupancy costs, and maintenance and repair expense.

Retail SG&A – Retail selling, general and administrative expenses declined in the first quarter of 2014 due to net commission income from a third party loyalty program. This benefit was partially offset by increased costs for utilities, store supplies and insurance.

Corporate SG&A – These are costs related primarily to staffing and operation of the Company’s headquarters. The increase for the first quarter of 2014 as compared to the first quarter of 2013 resulted from additional compensation related costs and professional fees, which were partially offset by reductions in travel and employee relocation expenses.

Interest Expense

	Thirteen Weeks Ended
(dollars in thousands)	April 26, 2014	% of Sales	April 27, 2013	% of Sales

Interest expense	$1,366	2.2%	$1,756	2.7%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases. We currently have an asset-based facility and subordinated-debt outstanding. Interest expense for the first quarter 2013 includes $379,000 of non-cash expense for note discount amortization (see Note 4 to the Consolidated Financial Statements included in this report). Excluding the non-cash item, interest expense was $1.4 million or 2.2% of sales for the first quarter of 2013.

Income Taxes

The Company did not recognize any income tax benefit during the first quarter of fiscal 2014 or 2013 given the uncertainty in realizing the future benefit. As of April 26, 2014, January 25, 2014, and April 27, 2013 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

At April 26, 2014, the Company had outstanding long-term indebtedness of $84.6 million compared to $31.9 million as of January 29, 2011. As a consequence of our significant amount of indebtedness as of April 26, 2014, a significant portion of our cash flow from operations must be dedicated to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives and other general corporate requirements, see “Item 1A. Risk Factors − Risks Related to Our Business − We have a significant amount of indebtedness, which could have important negative consequences to us” in our Annual Report on Form 10-K for the year ended January 25, 2014 filed with the SEC on April 25, 2014. In addition, at April 26, 2014, the Company had limited cash resources, with cash of $1.9 million, see “Item 1A. Risk Factors − Risks Related to Our Business − Our current cash resources might not be sufficient to meet our expected near-term cash needs” in our Annual Report on Form 10-K for the year ended January 25, 2014 filed with the SEC on April 25, 2014.

Our short-term and long-term liquidity needs arise primarily from our working capital requirements, required cash contributions to the defined benefit pension plan, planned capital expenditures and debt service requirements. We anticipate that capital expenditures for the fiscal year ending January 31, 2015 will be approximately $3.8 to $4.2 million, primarily for store and technology upgrades. We anticipate that we will be able to satisfy our short-term and long-term liquidity needs highlighted above through the next twelve months with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility (the “Revolver”) and other sources of financing. As of April 26, 2014, we have $13.1 million available to borrow under the Revolver. We consolidate our daily cash receipts into a centralized account. In accordance with the terms of our $100.0 million Revolver, on a daily basis, all collected and available funds are applied to the outstanding loan balance. We then determine our daily cash requirements and request those funds from the Revolver availability.

Our ability to improve our liquidity in future periods will depend on generating positive operating cash flow, primarily through comparable store sales increases, improved gross margin and controlling our expenses, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 25, 2014 filed with the SEC on April 25, 2014.

Hancock’s cash flow related information for the first thirteen weeks of fiscal 2014 and 2013 follows:

	Thirteen Weeks Ended
in thousands	April 26, 2014	April 27, 2013

Net cash flows provided by (used in):
Operating activites	$(2,193)	$(510)
Investing activities	(964)	(770)
Financing activites	3,269	(467)

Operating Activities

Net cash from operating activities, before changes in assets and liabilities, was $0.9 million for the first 13 weeks of 2014 as compared to $1.7 million for the same period of 2013. This can be primarily attributed to the non-cash charge for note discount amortization in 2013 and the decline in the inventory valuation reserve adjustment in the first quarter of 2014 compared to the same period of 2013.

For the first 13 weeks of 2014, an inventory decrease of $0.5 million less a $1.9 million reduction in accounts payable support, a $1.2 million reduction in accrued liabilities and $0.7 million decrease in pension related liabilities resulted in the $2.2 million of net cash used in operating activities. An inventory decrease of $0.7 million less a $1.4 million reduction in accounts payable support and $0.7 million decrease in pension related liabilities resulted in the $0.5 million of net cash used in operating activities for 2013.

Investing Activities

Cash used for investing activities consists primarily of purchases of property and equipment. Capital expenditures during the first thirteen weeks of 2014 consisted primarily of store fixtures and leasehold improvements for two relocated units, and development cost related to the re-launch of the Company website. Capital expenditures in the prior year consisted primarily of store fixtures for one new store and one relocated unit, and maintenance capital expenditures for the Corporate headquarters and distribution center.

Financing Activities

For the first thirteen weeks of 2014, working capital needs, expenditures for investing activities discussed above and the required contribution to the defined benefit pension plan increased outstanding debt by $3.3 million. During the first thirteen weeks of 2013, surplus cash on hand was used to reduce net outstanding debt by $467,000, in addition to providing cash used in operating and investing activities.

Credit Facilities

The following should be read in conjunction with Note 4 to the Consolidated Financial Statements included in this report and Note 5 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 25, 2014 filed with the SEC on April 25, 2014.

As of April 26, 2014, the Company had outstanding borrowings under the Revolver of $58.8 million and $15.0 million under the Term Loan, and amounts available to borrow of $13.1 million.

At April 26, 2014, Hancock had commitments under the above credit facility of $1.0 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims and freight charges. These letters of credit amounted to $5.2 million as of April 26, 2014.

As of April 26, 2014, the Company had an outstanding balance of $8.2 million on the New Notes.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit. At April 26, 2014, Hancock had commitments of $1.0 million on documentary letters of credit under the facility, which support purchase orders for merchandise. Hancock also has $5.2 million on standby letters of credit to guarantee payment of potential insurance claims and freight charges. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2024.

The Company has no standby repurchase obligations or guarantees of other entities' debt.

For further information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” as presented in our Annual Report on Form 10-K for the fiscal year ended January 25, 2014.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our accounting policies and estimates as discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 25, 2014.

Related Party Transactions

See Note 14 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2014 filed with the SEC on April 25, 2014, for details regarding the related party transactions that the Company has entered into.

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the thirteen week period ended April 26, 2014.

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

Seasonality

Hancock's business is seasonal. Peak sales periods occur during the fall and early spring weeks, while the lowest sales period occurs during the summer. Working capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season during the fourth quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock did not hold derivative financial or commodity instruments at April 26, 2014.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, all loans under the Revolver and the Term Loan bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of April 26, 2014, we had borrowings outstanding of approximately $58.8 million under the Revolver and $15.0 million under the Term Loan. If interest rates increased 100 basis points, our annual interest expense would increase approximately $738,000, assuming borrowings under the Revolver and Term Loan as existed at April 26, 2014.

In addition to the Revolver and Term Loan, as of April 26, 2014 the Company has outstanding New Notes for $8.2 million on which interest is payable quarterly on the issuance date anniversary. The quarterly interest is payable at LIBOR plus 12.0% on the New Notes. If interest rates increased 100 basis points, our annual interest expense would increase $82,000, assuming borrowings under the New Notes as existed at April 26, 2014.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the thirteen week period ended April 26, 2014. As of April 26, 2014, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended April 26, 2014, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 26, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

“Item 3. Legal Proceedings” of our Form 10-K for the fiscal year ended January 25, 2014 includes a discussion of other legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K.

ITEM 1A. RISK FACTORS

The risk factors listed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2014, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the Company’s business, financial condition or results of operations.  There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2014 other than the following additional risk factor:

There can be no assurance that the proposed reverse stock split will result in its intended benefits or that those intended benefits will exceed potential disadvantages from the transaction.

On April 25, 2014, the Board of Directors of the Company approved submitting a proposal to the Company’s stockholders at its 2014 annual meeting of stockholders to approve an amendment to the Company’s Certificate of Incorporation for the purpose of effecting a thousand for one reverse stock split (the “Reverse Stock Split”) pursuant to which resulting fractional interests in shares would be cashed out, with the intent of enabling the Company to deregister under the Securities Exchange Act of 1934, as amended. The Reverse Stock Split is subject to approval by stockholders and subsequent implementation by the Company, so there can be no guarantee that the split will be implemented as proposed or at all, or that any of the intended cost savings or other potential benefits will be realized. In addition, these potential benefits could ultimately be outweighed by potential disadvantages resulting from the transaction, including less available information and protection for investors under the federal securities laws as a result of no longer being subject to SEC reporting and other regulatory requirements, loss of access to public markets, inability to use public securities to attract and retain executives and other employees, decreased ability to use stock to acquire other companies and other potential disadvantages as discussed in the Company’s proxy materials filed with the SEC. The Reverse Stock Split could also result in a reduction of liquidity and absence of a trading market for the Company’s common stock.  Although the Company believes the potential benefits exceed the potential disadvantages, the Reverse Stock Split may adversely affect the value of the Company’s common stock or financial condition or otherwise have an adverse impact on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,755 shares purchased under this authorization through April 26, 2014, and the number of shares that may yet be purchased under this authorization is 243,245. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares.

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

Date: June 10, 2014

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