Form 10-Q
period 2014-07-26
HANCOCK FABRICS INC
filed 2014-09-09
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of September 2, 2014, there were 21,614,941 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Table of Contents

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	July 26,	July 27,	January 25,
(in thousands, except for share amounts)	2014	2013	2014 (1)
Assets
Current assets:
Cash and cash equivalents	$2,373	$2,163	$1,806
Receivables, less allowance for doubtful accounts	3,770	3,693	5,259
Inventories, net	113,883	108,174	107,180
Prepaid expenses	2,767	2,902	2,107
Total current assets	122,793	116,932	116,352

Property and equipment, net	33,283	33,099	33,409
Goodwill	2,880	2,880	2,880
Other assets	1,964	2,500	2,431
Total assets	$160,920	$155,411	$155,072

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$20,689	$23,358	$20,466
Accrued liabilities	13,017	13,488	13,742
Total current liabilities	33,706	36,846	34,208

Long-term debt obligations, net	90,226	75,041	78,691
Capital lease obligations	2,506	2,697	2,605
Postretirement benefits other than pensions	2,817	2,375	2,728
Pension and SERP liabilities	26,296	33,031	28,407
Other liabilities	5,440	5,484	5,351
Total liabilities	160,991	155,474	151,990

Commitments and contingencies

Shareholders' equity (deficit):
Common stock, $.01 par value; 80,000,000 shares authorized; 35,034,848, 34,926,325 and 35,116,436 issued and 21,556,541, 21,488,940 and 21,641,004 outstanding, respectively	350	350	351
Additional paid-in capital	91,706	90,996	91,360
Retained earnings	90,712	93,333	94,484
Treasury stock, at cost, 13,478,307, 13,437,385 and 13,475,432 shares held, respectively	(153,796)	(153,755)	(153,793)
Accumulated other comprehensive loss	(29,043)	(30,987)	(29,320)
Total shareholders' equity (deficit)	(71)	(63)	3,082
Total liabilities and shareholders' equity (deficit)	$160,920	$155,411	$155,072

See accompanying notes to consolidated financial statements.

(1) From consolidated audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 25, 2014.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 26,	July 27,	July 26,	July 27,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net sales	$59,317	$59,134	$122,311	$122,875
Cost of goods sold	32,838	32,593	67,397	67,357
Gross profit	26,479	26,541	54,914	55,518
Selling, general and administrative expenses	27,369	26,911	53,929	53,710
Depreciation and amortization	989	887	1,949	1,776
Operating (loss) income	(1,879)	(1,257)	(964)	32
Interest expense, net	1,442	1,369	2,808	3,125
Loss before income taxes	(3,321)	(2,626)	(3,772)	(3,093)
Income taxes	-	-	-	-
Net loss	$(3,321)	$(2,626)	$(3,772)	$(3,093)
Other comprehensive income
Minimum pension, SERP and OPEB liabilities, net of taxes $0	138	139	277	278
Comprehensive loss	$(3,183)	$(2,487)	$(3,495)	$(2,815)
Net loss per share, basic and diluted	$(0.16)	$(0.13)	$(0.18)	$(0.15)
Weighted average shares outstanding:
Basic and diluted	20,913	20,466	20,897	20,453

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(unaudited)

							Accumulated
							Other	Total
			Additional				Comprehensive	Shareholders'
(in thousands,	Common Stock		Paid-in	Retained	Treasury Stock		Income	Equity
except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	(Deficit)
Balance January 25, 2014	35,116,436	$351	$91,360	$94,484	(13,475,432)	$(153,793)	$(29,320)	$3,082
Net loss				(3,772)				(3,772)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							277	277
Issuance of restricted stock	12,000							-
Cancellation of restricted stock	(105,162)	(1)	1					-
Vesting of restricted stock units	11,574
Stock-based compensation			345					345
Purchase of treasury stock					(2,875)	(3)		(3)
Balance July 26, 2014	35,034,848	$350	$91,706	$90,712	(13,478,307)	$(153,796)	$(29,043)	$(71)

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
	Twenty-six Weeks Ended
	July 26,	July 27,
(in thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(3,772)	$(3,093)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation and amortization, including cost of goods sold	2,365	2,389
Amortization of deferred loan costs	356	361
Amortization of discount on notes	-	379
Stock-based compensation	345	276
Inventory valuation reserve	124	576
Other	103	114
Change in assets and liabilities:
Receivables and prepaid expenses	829	(226)
Inventories	(6,822)	(7,684)
Other assets	52	(534)
Accounts payable	223	4,656
Accrued liabilities	(685)	(484)
Postretirement benefits other than pensions	(311)	(562)
Pension and SERP liabilities	(1,434)	(1,350)
Other liabilities	99	(126)
Net cash used in operating activities	(8,528)	(5,308)
Cash flows from investing activities:
Purchase of property and equipment	(2,437)	(1,803)
Proceeds from the disposition of property and equipment	86	13
Net cash used in investing activities	(2,351)	(1,790)
Cash flows from financing activities:
Net borrowings on revolving credit facility	11,535	5,288
Other	(89)	(89)
Net cash provided by financing activities	11,446	5,199
Increase (decrease) in cash and cash equivalents	567	(1,899)
Cash and cash equivalents:
Beginning of period	1,806	4,062
End of period	$2,373	$2,163
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,661	$2,770
Contributions to the defined benefit pension plan	$2,350	$2,350
Income taxes	-	-
Non-cash activities:
Noncash change in funded status of benefit plans	277	278

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of July 26, 2014, Hancock operated 260 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to second quarter 2014 and second quarter 2013 are for the 13 week periods ended July 26, 2014 and July 27, 2013, respectively. References to twenty-six weeks 2014, first half 2014 or 2014, and twenty-six weeks 2013, first half 2013 or 2013 are for the 26 week periods ended July 26, 2014 and July 27, 2013, respectively.

Basis of Presentation

We maintain our financial records on a 52-53 week fiscal year ending on the last Saturday in January with each new fiscal year commencing on the Sunday thereafter. All quarters consist of 13 weeks except for one 14 week period in 53 week years.

The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 25, 2014 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2014. The accompanying (a) consolidated balance sheet as of January 25, 2014, has been derived from audited financial statements, and (b) the unaudited consolidated interim financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations from the interim financial statements, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of July 26, 2014 and July 27, 2013, and our consolidated results of operations and cash flows for the twenty-six weeks ended July 26, 2014, and July 27, 2013.

The unaudited Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

NOTE 2 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen and twenty-six weeks ended July 26, 2014 and July 27, 2013 (in thousands):

	Retirement Plan		Postretirement Benefit Plan		Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 26,	July 27,	July 26,	July 27,	July 26,	July 27,	July 26,	July 27,
	2014	2013	2014	2013	2014	2013	2014	2013
Service costs	$149	$153	$13	$17	$298	$306	$26	$35
Interest cost	1,022	1,009	33	28	2,044	2,017	66	56
Expected return on assets	(1,033)	(1,010)	-	-	(2,066)	(2,020)	0	-
Amortization of prior service costs	-	-	(167)	(181)	0	-	(334)	(361)
Recognized net actuarial (gain) loss	339	367	(33)	(47)	678	734	(66)	(95)
Net periodic benefit cost (gain)	$477	$519	$(154)	$(183)	$954	$1,037	$(308)	$(365)

At July 26, 2014, the fair value of the assets held by the pension plan was $65.1 million reflecting a $1.1 million increase from January 25, 2014. Cash contributions to the pension plan of $2.4 million during the twenty-six weeks ended July 26, 2014 are included in that increase. Service costs consist of administrative expenses paid out of the pension trust.

NOTE 3 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is presented for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to holders of common stock by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company.

As of July 26, 2014, there were outstanding warrants for 9,838,000 shares with an exercise price of $0.59, which will expire on November 20, 2019. In addition, there were stock options for 1,515,324 shares with a weighted average exercise price of $0.91, and approximately 818,700 restricted stock units and restricted shares. Each of these would be included in the computation as common stock equivalents for diluted earnings (loss) per share, if the impact was not anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended		Twenty-six Weeks Ended
per share amounts)	July 26,	July 27,	July 26,	July 27,
	2014	2013	2014	2013
Basic and diluted loss per share:
Net loss	$(3,321)	$(2,626)	$(3,772)	$(3,093)

Weighted average number of common shares outstanding during period	20,913,086	20,466,236	20,896,960	20,452,890

Basic and diluted loss per share	$(0.16)	$(0.13)	$(0.18)	$(0.15)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 12.2 and 15.3 million for the second quarters and 12.5 and 15.3 million for the twenty-six weeks of 2014 and 2013, respectively.

NOTE 4 – LONG-TERM DEBT OBLIGATIONS

On November 15, 2012, the Company entered into an amended and restated loan and security agreement with its direct and indirect subsidiaries, General Electric Capital Corporation, as working capital agent, GA Capital, LLC, as term loan agent, and the lenders party thereto, which expires on November 15, 2016. The amended and restated loan and security agreement amends and restates the Company’s loan and security agreement dated as of August 1, 2008, and provides senior secured financing of $115 million, consisting of (a) an up to $100 million revolving credit facility (the "Revolver"), which includes a letter of credit sub-facility of up to $20.0 million, and (b) an up to $15.0 million term loan facility (the "Term Loan"). The level of borrowings available is subject to a borrowing base computation, as defined in the amended and restated loan and security agreement, which includes credit card receivables, inventory, and real property. Principal amounts outstanding under both the Revolver and the Term Loan bear interest at a rate equal to, at the option of the borrowers, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), or (b) a prime rate, in each case plus an applicable margin and adjusted for certain additional costs and fees. The applicable margin for borrowings under the Revolver is 2.50% with respect to the Eurodollar Rate and 1.50% with respect to the prime rate loans and under the Term Loan is 10.0% with respect to the Eurodollar Rate and 9.0 % with respect to the prime rate loans.

The Revolver and Term Loan are collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal tangible and intangible assets of the Company.

As of July 26, 2014, the Company had outstanding borrowings under the Revolver of $67.0 million and $15.0 million under the Term Loan, and amounts available to borrow of $10.5 million.

At July 26, 2014, Hancock had commitments under the above credit facility of $1.5 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims and freight charges. These letters of credit amounted to $4.9 million as of July 26, 2014.

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

As of July 26, 2014, the Company had an outstanding balance of $8.2 million on the New Notes.

NOTE 5 – SUBSEQUENT EVENTS

On August 4, 2014, the Company announced that the Board of Directors had determined not to seek stockholder approval at the August 15, 2014 shareholders’ meeting for the reverse stock split transaction contemplated by the Company’s Schedule 14A filed with the SEC on July 8, 2014.

Management has evaluated subsequent events through the date of this Quarterly Report and is not aware of any additional subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended July 26, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 26, 2014, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2014. Our fiscal year ends on the last Saturday in January and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2013” or “2013” refers to the fiscal year ended January 25, 2014). Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to second quarter 2014 and second quarter 2013 are for the 13 week periods ended July 26, 2014 and July 27, 2013, respectively. References to twenty-six weeks 2014, first half 2014 or 2014, and twenty-six weeks 2013, first half 2013 or 2013 are for the 26 week periods ended July 26, 2014 and July 27, 2013, respectively. References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our,” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise.

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

The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, the following: our business and operating results may be adversely affected by the general economic conditions and the ongoing slow economic recovery; intense competition and adverse discounting actions taken by competitors; our merchandising initiatives and marketing emphasis may not provide expected results; changes in customer demands and failure to manage inventory effectively could adversely affect our operating results; our inability to effectively implement our growth strategy and access funds for future growth may have an adverse effect on sales growth; our ability to attract and retain skilled people is important to our success; we have significant indebtedness and interest rate increases could negatively impact profitability; significant changes in discount rates, mortality rates, actual investment return on pension assets, changes in consumer demand or purchase patterns and other factors could affect our earnings, equity, and pension contributions in future periods; business matters encountered by our suppliers may adversely impact our ability to meet our customers’ needs; tightening of purchase terms by suppliers and their factories may have a negative impact on our business; we are vulnerable to risks associated with obtaining merchandise from foreign suppliers; transportation industry challenges and rising fuel costs may negatively impact our operating results; delays or interruptions in the flow of merchandise between our suppliers and/or our distribution center and our stores could adversely impact our operating results; changes in the labor market and in federal, state, or local regulations could have a negative impact on our business; taxing authorities could disagree with our tax treatment of certain deductions or transactions, resulting in unexpected tax assessments; our current cash resources might not be sufficient to meet our expected near-term cash needs; a disruption in our information systems would negatively impact our business; a failure to adequately maintain the security of confidential information could have an adverse effect on our business; failure to comply with various laws and regulations as well as litigation developments could adversely affect our business operations and financial performance; we may not be able to maintain or negotiate favorable lease terms for our retail stores; changes in accounting principles may have a negative impact on our reported results; our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather; changes in newspaper subscription rates may result in reduced exposure to our circular advertisement; unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition; and other risks and uncertainties that are discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 25, 2014 under Item 1A. Risk Factors. Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating as of July 26, 2014, 260 stores in 37 states and an internet store under the domain name hancockfabrics.com. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. None of the information on the website referenced above is incorporated by reference into our reports filed with, or furnished to, the SEC.

Overview

Financial Summary:

●

Sales for the second quarter of 2014 were $59.3 million compared to $59.1 million for the second quarter of 2013, and comparable store sales increased 0.9% in the second quarter of 2014 following a decrease of 1.7% in the second quarter of 2013. Sales for the first half of 2014 were $122.3 million compared to $122.9 million for the first half of 2013 and comparable store sales declined 0.1% following a decrease of 0.8% in the first half of 2013. Management believes severe winter weather in the first quarter negatively impacted the first half of 2014 by approximately $1.8 million.

●

Our online sales for the second quarter of 2014, which are included in the sales number and comparable sales percentage above, increased 6.6% to $0.9 million compared to $0.8 million for the second quarter of 2013 and increased by 4.5% to $1.8 million in the first half of 2014 compared to $1.7 million in the first half of 2013.

●	Gross profit for the second quarter and first half of 2014 was 44.6% and 44.9%, respectively, compared with 44.9% and 45.2% for the second quarter and first half of 2013, respectively.

●

Operating loss was $1.9 million for the second quarter of 2014 compared to a loss of $1.3 million in the second quarter of 2013. For the first half of 2014, operating loss was $1.0 million compared to operating income of $32 thousand for the first half of 2013.

●

Net loss was $3.3 million, or $0.16 per basic share, in the second quarter of 2014 compared to a net loss of $2.6 million, or $0.13 per basic share in the second quarter of 2013. Net loss was $3.8 million or $0.18 per basic share in the first half of 2014 compared to a net loss of $3.1 million or $0.15 per basic share in the first half of 2013.

●	The amount of cash used in operating activities was $8.5 million during the first half of 2014 compared to $5.3 million of cash used in operating activities for the first half of 2013.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 26,	July 27,	July 26,	July 27,
	2014	2013	2014	2013

Net sales (in thousands)	$59,317	$59,134	$122,311	$122,875
Gross margin percentage	44.6%	44.9%	44.9%	45.2%

Number of stores (1)
Open at end of period	260	261	260	261
Comparable stores at period end (2)	257	259	257	259

Sales growth
All stores and e-commerce	0.3%	(2.2)%	(0.5)%	(1.2)%
Comparable stores and e-commerce	0.9%	(1.7)%	(0.1)%	(0.8)%

Total store square footage at period end (in thousands)	3,600	3,692	3,600	3,692

Net sales per total square footage	$16.48	$16.02	$33.98	$33.28

(1)	Store count does not include the internet store.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 26,	July 27,	July 26,	July 27,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.4	55.1	55.1	54.8
Gross profit	44.6	44.9	44.9	45.2
Selling, general and administrative expense	46.1	45.5	44.1	43.7
Depreciation and amortization	1.7	1.5	1.6	1.5
Operating (loss) income	(3.2)	(2.1)	(0.8)	-
Interest expense, net	2.4	2.3	2.3	2.5
Loss before income taxes	(5.6)	(4.4)	(3.1)	(2.5)
Income taxes	0.0	0.0	0.0	0.0
Net loss	(5.6)%	(4.4)%	(3.1)%	(2.5)%

Net Sales

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 26,	July 27,	July 26,	July 27,
	2014	2013	2014	2013
Retail comparable store base	$58,038	$57,161	$119,619	$119,039
E-Commerce	883	828	1,812	1,734
Comparable sales	58,921	57,989	121,431	120,773
New stores	396	437	880	798
Closed stores	-	708	-	1,304

Total net sales	$59,317	$59,134	$122,311	$122,875

For 2014, the retail comparable store base above consists of the stores which were included in the comparable sales computation for the respective periods. For 2013, the retail comparable store base above excludes new stores for that period and stores that have closed subsequent to that period. The second quarter 2014 comparable sales (excluding e-commerce) increase of 0.8% was the result of a 2.7% improvement in average ticket evidencing higher sales volumes for each individual transaction partially offset by a 1.9% decrease in transaction count. The first half 2014 retail comparable sales decline of 0.3% resulted from a 3.3% decline in transaction count partially offset by a 3.0% increase in average ticket.

Sales provided by our e-commerce channel increased 6.6% and 4.5% in the second quarter and the twenty-six weeks of fiscal 2014, respectively, compared to the same periods in fiscal 2013. The sales improvement can be primarily attributed to the launch of the new website which occurred in the first quarter of 2014 and an increase in the number of SKUs offered.

Three new stores opened and four stores, where we chose not to stay in the market, have closed since the second quarter of 2013. The sales from these locations are included in total net sales. The Company did not relocate any stores during the second quarter of 2014 and ended the period with 260 stores.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 26,	July 27,	July 26,	July 27,
	2014	2013	2014	2013

Apparel and Craft Fabrics	43%	42%	43%	42%
Home Decorating Fabrics	12%	13%	12%	13%
Sewing Accessories	32%	32%	32%	32%
Non-Sewing Products	13%	13%	13%	13%
	100%	100%	100%	100%

Gross Margin

Costs of goods sold include:

●	the cost of merchandise

●	inventory rebates and allowances including term discounts

●	inventory shrinkage and valuation adjustments

●	freight charges

●	costs associated with our sourcing operations, including payroll and related benefits

●	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the second quarters and the twenty-six weeks of fiscal 2014 and 2013 are as follows:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 26,	% of	July 27,	% of	July 26,	% of	July 27,	% of
(dollars in thousands)	2014	Sales	2013	Sales	2014	Sales	2013	Sales

Total net sales	$59,317	100.0%	$59,134	100.0%	$122,311	100.0%	$122,875	100.0%

Merchandise cost	27,403	46.2%	27,368	46.3%	56,787	46.4%	57,489	46.8%
Freight	2,240	3.8%	2,035	3.4%	4,374	3.6%	3,991	3.2%
Sourcing and warehousing	3,195	5.4%	3,190	5.4%	6,236	5.1%	5,877	4.8%

Gross Profit	$26,479	44.6%	$26,541	44.9%	$54,914	44.9%	$55,518	45.2%

Merchandise cost declined as a percentage of sales for the second quarter of 2014 as compared to the same period of 2013 by 10 basis points. This decline occurred from a reduction in inventory shrink which offset increased merchandise costs. For the twenty-six weeks of 2014 compared to the twenty-six weeks of 2013, merchandise cost decreased by 40 basis points. The decline resulted from a reduction in shrink and inventory valuation results, which were partially offset by increased merchandise costs for the twenty-six week period.

Freight expense is 40 basis points higher as a percentage of sales for the second quarter and the twenty-six weeks of 2014 as compared to the same periods of 2013. This increase was driven by higher volumes of inbound freight to the Company’s distribution center and increased shipments to stores as compared to the prior year.

Sourcing and warehousing costs for the Company vary based on the volume of inventory received during any period, the rate at which inventory is shipped out, and inventory turns. The cost difference for the twenty-six weeks of 2014 compared to the same periods in 2013 is due to a one-time benefit in 2013 that resulted from a change in the method used to calculate inventory turns, which increased the amount of sourcing and warehousing costs capitalized in inventory.

In total, gross margin declined by 30 basis points in the second quarter 2014 from second quarter 2013 and the twenty-six weeks of 2014 as compared to the same period of 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include:

●	payroll and related benefits (for our store operations, field management, and corporate functions)

●	advertising

●	general and administrative expenses

●	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

●	operating costs of our headquarter facilities

●	other expense (income)

Specific components of selling, general and administrative expenses (SG&A) include:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 26,	% of	July 27,	% of	July 26,	% of	July 27,	% of
(dollars in thousands)	2014	Sales	2013	Sales	2014	Sales	2013	Sales

Retail store labor costs	$9,838	16.6%	$9,376	15.9%	$19,333	15.8%	$19,072	15.5%
Advertising	2,498	4.2%	2,608	4.4%	4,708	3.8%	4,952	4.0%
Store occupancy	7,376	12.4%	7,506	12.7%	14,998	12.3%	15,015	12.2%
Retail SG&A	4,876	8.2%	4,859	8.2%	9,292	7.6%	9,365	7.7%
Corp SG&A	2,781	4.7%	2,562	4.3%	5,598	4.6%	5,306	4.3%

Total SG&A	$27,369	46.1%	$26,911	45.5%	$53,929	44.1%	$53,710	43.7%

Retail Store Labor Costs – The Company store labor costs increased during the second quarter of 2014 as compared to the same period in 2013. The increase was primarily the result of increased benefit costs for medical claims as compared to 2013 and additional store payroll. For the twenty-six weeks of 2014, labor costs increased due to additional wages incurred at stores as compared to the same period of 2013.

Advertising – The reduction in advertising expense for the second quarter of 2014 and the twenty-six weeks of 2014 as compared to the same periods in 2013 were achieved by improvements to our marketing program which allows us to reach a larger audience with a smaller expenditure.

Store Occupancy – The Company’s store occupancy expense decreased slightly as compared to the same period of the prior year for both the second quarter and the twenty-six weeks of 2014. This was primarily due to reductions in maintenance and repair expense and were partially offset by increased occupancy related expenses.

Retail SG&A – Retail selling, general and administrative expenses for the second quarter and the twenty-six weeks of 2014 were basically flat as compared to the same periods of 2013. The net commission income from a third party loyalty program, which began in the fourth quarter of 2013, offset increased costs for insurance, travel and utilities.

Corporate SG&A – These are costs related primarily to staffing and operation of the Company’s headquarters. The increase for the second quarter of 2014 as compared to the second quarter of 2013 resulted from additional compensation related costs and professional fees, which were partially offset by reductions in employee relocation expenses. The variance for the twenty-six weeks of 2014 as compared to the same period of 2013 is due to increased compensation costs and professional fees, partially offset by reductions in employee travel and relocation costs.

Interest Expense

	Thirteen Weeks Ended				Twenty-six Weeks Ended
(dollars in thousands)	July 26,	% of	July 27,	% of	July 26,	% of	July 27,	% of
	2014	Sales	2013	Sales	2014	Sales	2013	Sales
Interest expense, net	$1,442	2.4%	$1,369	2.3%	$2,808	2.3%	$3,125	2.5%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases. We currently have an asset-based facility and subordinated-debt outstanding. Interest expense for the twenty-six weeks of 2013 includes $379,000 of non-cash expense for note discount amortization (see Note 4 to the Consolidated Financial Statements included in this report). Excluding the non-cash item, interest expense was $2.7 million or 2.2% of sales for the twenty-six weeks of 2013.

Income Taxes

The Company did not recognize any income tax benefit during the periods of fiscal 2014 or 2013 presented in this report given the uncertainty in realizing the future benefit. As of July 26, 2014, January 25, 2014, and July 27, 2013 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

Due to our history of losses over the past three fiscal years, we have not generated positive operating cash flow during such period. As a result, since fiscal 2011, we have increasingly relied on borrowings for our capital needs to fund the Company’s working capital needs, its required cash contribution to the Company’s defined benefit pension plan, for capital expenditures, and losses from operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 25, 2014 filed with the SEC on April 25, 2014.

At July 26, 2014, the Company had outstanding long-term indebtedness of $90.2 million. As a consequence of our significant amount of indebtedness as of July 26, 2014, a significant portion of our cash flow from operations must be dedicated to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives and other general corporate requirements, see “Item 1A. Risk Factors − Risks Related to Our Business − We have a significant amount of indebtedness, which could have important negative consequences to us” in our Annual Report on Form 10-K for the year ended January 25, 2014 filed with the SEC on April 25, 2014. In addition, at July 26, 2014, the Company had limited cash resources, with cash of $2.4 million, see “Item 1A. Risk Factors − Risks Related to Our Business − Our current cash resources might not be sufficient to meet our expected near-term cash needs” in our Annual Report on Form 10-K for the year ended January 25, 2014 filed with the SEC on April 25, 2014.

Our short-term and long-term liquidity needs arise primarily from our working capital requirements, required cash contributions to the defined benefit pension plan, planned capital expenditures and debt service requirements. We anticipate that capital expenditures for the fiscal year ending January 31, 2015 will be approximately $3.8 to $4.2 million, primarily for store and technology upgrades. We anticipate that we will be able to satisfy our short-term and long-term liquidity needs highlighted above through the next twelve months with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility (the “Revolver”) and other sources of financing. As of July 26, 2014, we have $10.5 million available to borrow under the Revolver. We consolidate our daily cash receipts into a centralized account. In accordance with the terms of our $100.0 million Revolver, on a daily basis, all collected and available funds are applied to the outstanding loan balance. We then determine our daily cash requirements and request those funds from the Revolver availability.

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

Hancock’s cash flow related information as of the twenty-six weeks of fiscal 2014 and 2013 follows:

	Twenty-six Weeks Ended
	July 26,	July 27,
	2014	2013

Net cash flows provided by (used in):
Operating activites	$(8,528)	$(5,308)
Investing activities	(2,351)	(1,790)
Financing activites	11,446	5,199

Operating Activities

Net cash from operating activities, before changes in assets and liabilities, was a loss of $0.5 million as compared to gain of $1.0 million for the twenty-six weeks of 2014 and 2013, respectively. The difference can be primarily attributed to the increase in net loss from the prior year, the non-cash charge of $379,000 for bond discount amortization in 2013, and the decline in inventory valuation of $.0.5 million in 2014 as compared to 2013.

For the twenty-six weeks of 2014, an inventory increase of $6.8 million and a $1.4 million decline in pension and SERP liabilities were the primary contributors to the $8.5 million of cash used in operating activities. For the twenty-six weeks of 2013, an inventory increase of $7.7 million and a $1.4 million decrease in pension related liabilities partially offset by accounts payable support of $4.7 million were the largest factors affecting net cash used in operating activities.

Investing Activities

Cash used for investing activities consists primarily of purchases of property and equipment. Capital expenditures during the twenty-six weeks of 2014 consisted primarily of store fixtures and leasehold improvements for two relocated units, one new store which opened and several other locations which will open later in the year, and development cost related to the re-launch of the Company website. Capital expenditures during the twenty-six weeks of 2013 consisted primarily of store fixtures for one new store, three relocated units, and maintenance capital expenditures for the corporate headquarters and distribution center.

Financing Activities

For the twenty-six weeks of 2014, the seasonal build up of inventory, expenditures for investing activities discussed above and the required contribution to the defined benefit pension plan produced a net increase in cash provided by financing activities of $11.4 million. During the twenty-six weeks of 2013, the seasonal build up of inventory, fixtures for four units, and the required contribution to the defined benefit pension plan, partially offset by an increase in accounts payable, produced a net increase in cash provided by financing activities of $5.2 million.

Credit Facilities

The following should be read in conjunction with Note 4 to the Consolidated Financial Statements included in this report and Note 5 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 25, 2014 filed with the SEC on April 25, 2014.

As of July 26, 2014, the Company had outstanding borrowings under the Revolver of $67.0 million and $15.0 million under the Term Loan, and amounts available to borrow of $10.5 million.

At July 26, 2014, Hancock had commitments under the above credit facility of $1.5 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims and freight charges. These letters of credit amounted to $4.9 million as of July 26, 2014.

As of July 26, 2014, the Company had an outstanding balance of $8.2 million on the New Notes.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit. At July 26, 2014, Hancock had commitments of $1.5 million on documentary letters of credit under the facility, which support purchase orders for merchandise. Hancock also has $4.9 million on standby letters of credit to guarantee payment of potential insurance claims and freight charges. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2025.

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

On July 24, 2014, Neil Subin, a director of Hancock Fabrics, Inc., acquired warrants for 600,000 shares issued on November 20, 2012 at an exercise price per share of $0.59 for which he declared indirect ownership. The 600,000 warrant shares acquired by Mr. Subin were sold by Lenado Partners, Series A of Lenado Capital Partners, L.P., a member of a group owning more than 5% of our common stock.

On that same date, Mr. Subin acquired $4.2 million of our Floating Rate Series A Secured Notes Due 2017 from Lenado Capital Partners, L.P., SPV Quatro, LLC and SPV UNO, LLC., members of a group owning more than 5% of our common stock.

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the twenty-six week period ended July 26, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock did not hold derivative financial or commodity instruments at July 26, 2014.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, all loans under the Revolver and the Term Loan bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of July 26, 2014, we had borrowings outstanding of approximately $67.0 million under the Revolver and $15.0 million under the Term Loan. If interest rates increased 100 basis points, our annual interest expense would increase approximately $820,000, assuming borrowings under the Revolver and Term Loan as existed at July 26, 2014.

In addition to the Revolver and Term Loan, as of July 26, 2014 the Company has outstanding New Notes for $8.2 million on which interest is payable quarterly on the anniversary of the issuance date of November 20, 2012. The quarterly interest is payable at LIBOR plus 12.0% on the New Notes. If interest rates increased 100 basis points, our annual interest expense would increase $82,000, assuming borrowings under the New Notes as existed at July 26, 2014.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the twenty-six week period ended July 26, 2014. As of July 26, 2014, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of July 26, 2014, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 26, 2014.

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

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,755 shares purchased under this authorization through July 26, 2014, and the number of shares that may yet be purchased under this authorization is 243,245. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares.

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

  Date: September 9, 2014

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