Form 10-Q
period 2014-10-25
HANCOCK FABRICS INC
filed 2014-12-09
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [ ]

As of December 3, 2014, there were 21,945,297, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Table of Contents

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	October 25,	October 26,	January 25,
(in thousands, except for share amounts)	2014	2013	2014 (1)
Assets
Current assets:
Cash and cash equivalents	$3,124	$2,697	$1,806
Receivables, less allowance for doubtful accounts	4,796	5,109	5,259
Merchandise inventories, net	121,330	114,743	107,180
Prepaid expenses	2,965	2,774	2,107
Total current assets	132,215	125,323	116,352

Property and equipment, net	33,735	33,252	33,409
Goodwill	2,880	2,880	2,880
Other assets, net	1,753	2,113	2,431
Total assets	$170,583	$163,568	$155,072

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$27,082	$25,059	$20,466
Accrued liabilities	14,055	13,933	13,742
Total current liabilities	41,137	38,992	34,208

Long-term debt obligations, net	93,339	83,189	78,691
Capital lease obligations	2,455	2,652	2,605
Postretirement benefits other than pensions	2,827	2,378	2,728
Pension and SERP liabilities	26,204	31,268	28,407
Other liabilities	5,329	5,380	5,351
Total liabilities	171,291	163,859	151,990

Commitments and contingencies

Shareholders' equity (deficit):
Common stock, $.01 par value; 80,000,000 shares authorized; 35,429,248, 35,009,862 and 35,116,436 issued and 21,946,648, 21,569,517 and 21,641,004 outstanding, respectively	354	350	351
Additional paid-in capital	91,751	91,227	91,360
Retained earnings	89,891	92,737	94,484
Treasury stock, at cost, 13,482,600, 13,440,345 and 13,475,432 shares held, respectively	(153,800)	(153,758)	(153,793)
Accumulated other comprehensive loss	(28,904)	(30,847)	(29,320)
Total shareholders' equity (deficit)	(708)	(291)	3,082
Total liabilities and shareholders' equity (deficit)	$170,583	$163,568	$155,072

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 25, 2014.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 25,	October 26,	October 25,	October 26,
(in thousands, except per share amounts)	2014	2013	2014	2013

Net sales	$72,012	$71,810	$194,323	$194,685
Cost of goods sold	41,548	41,930	108,945	109,287

Gross profit	30,464	29,880	85,378	85,398

Selling, general and administrative expenses	28,771	28,126	82,700	81,836
Depreciation and amortization	1,016	906	2,965	2,682

Operating income (loss)	677	848	(287)	880

Interest expense, net	1,498	1,444	4,306	4,569

Loss before income taxes	(821)	(596)	(4,593)	(3,689)
Income taxes	-	-	-	-

Net loss	$(821)	$(596)	$(4,593)	$(3,689)

Other comprehensive income
Minimum pension, SERP and OPEB liabilities, net of taxes $0	139	140	416	418
Comprehensive loss	$(682)	$(456)	$(4,177)	$(3,271)

Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.22)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	21,010	20,565	20,931	20,490

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(unaudited)

							Accumulated
							Other	Total
			Additional		Treasury		Comprehensive	Shareholders'
	Common Stock		Paid-in	Retained	Stock		Income	Equity
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	(Deficit)
Balance January 25, 2014	35,116,436	$351	$91,360	$94,484	(13,475,432)	$(153,793)	$(29,320)	$3,082
Net loss				(4,593)				(4,593)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							416	416
Stock options exercised								-
Issuance of restricted stock	408,000	4	(4)					-
Cancellation of restricted stock	(106,762)	(1)	1					-
Vesting of restricted stock units	11,574							-
Stock-based compensation			394					394
Purchase of treasury stock					(7,168)	(7)		(7)
Balance October 25, 2014	35,429,248	$354	$91,751	$89,891	(13,482,600)	$(153,800)	$(28,904)	$(708)

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirty-nine Weeks Ended
	October 25,	October 26,
(in thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(4,593)	$(3,689)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation and amortization, including cost of goods sold	3,583	3,534
Amortization of deferred loan costs	533	534
Amortization of discount on notes	-	379
Stock-based compensation	394	489
Inventory valuation reserve	104	897
Other	168	248
Change in assets and liabilities:
Receivables and prepaid expenses	(395)	(1,514)
Merchandise inventories	(14,238)	(14,598)
Other assets	72	(350)
Accounts payable	6,616	6,357
Accrued liabilities	452	(149)
Postretirement benefits other than pensions	(501)	(787)
Pension and SERP liabilities	(1,187)	(2,745)
Other liabilities	(141)	(132)
Net cash used in operating activities	(9,133)	(11,526)
Cash flows from investing activities:
Purchase of property and equipment	(4,145)	(3,180)
Proceeds from the disposition of property and equipment	86	19
Net cash used in investing activities	(4,059)	(3,161)
Cash flows from financing activities:
Net borrowings on revolving credit facility	14,648	13,436
Other	(138)	(114)
Net cash provided by financing activities	14,510	13,322
Increase (decrease) in cash and cash equivalents	1,318	(1,365)
Cash and cash equivalents:
Beginning of period	1,806	4,062
End of period	$3,124	$2,697
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,184	$4,168
Contributions to the defined benefit pension plan	2,555	4,245
Income taxes	-	-
Non-cash activities:
Noncash change in funded status of benefit plans	416	418

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of October 25, 2014, Hancock operated 262 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to third quarter 2014 and third quarter 2013 are for the 13 week periods ended October 25, 2014 and October 26, 2013, respectively. References to thirty-nine weeks 2014 or 2014, and thirty-nine weeks 2013 or 2013 are for the 39 week periods ended October 25, 2014 and October 26, 2013, respectively.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of October 25, 2014 and October 26, 2013, and our consolidated results of operations and cash flows for the thirty-nine weeks ended October 25, 2014, and October 26, 2013.

The unaudited Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

NOTE 2 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen and thirty-nine weeks ended October 25, 2014 and October 26, 2013 (in thousands):

	Retirement Plan		Postretirement Benefit Plan		Retirement Plan		Postretirement Benefit Plan
		Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 25,	October 26,	October 25,	October 26,	October 25,	October 26,	October 25,	October 26,
	2014	2013	2014	2013	2014	2013	2014	2013
Service costs	$149	$153	$13	$17	$447	$459	$39	$53
Interest cost	1,023	1,009	33	28	3,067	3,026	99	84
Expected return on assets	(1,033)	(1,010)	-	-	(3,099)	(3,031)	-	-
Amortization of prior service costs	-	-	(167)	(181)	-	-	(501)	(542)
Recognized net actuarial (gain) loss	339	367	(33)	(47)	1,017	1,101	(99)	(143)
Net periodic benefit cost (gain)	$478	$519	$(154)	$(183)	$1,432	$1,555	$(462)	$(548)

At October 25, 2014, the fair value of the assets held by the pension plan was $63.6 million reflecting a $400,000 decrease from January 25, 2014. Cash contributions to the pension plan of $2.6 million are included in that change. Service costs consist of administrative expenses paid out of the pension trust.

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

As of October 25, 2014, there were outstanding warrants for 9,838,000 shares with an exercise price of $0.59, which will expire on November 20, 2019. In addition, there were stock options for 1,527,118 shares with a weighted average exercise price of $0.90, and approximately 934,000 restricted stock units and restricted shares. Each of these would be included in the computation as common stock equivalents for diluted earnings per share, if the impact was not anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and per share amounts)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 25,	October 26,	October 25,	October 26,
	2014	2013	2014	2013
Basic and diluted loss per share:
Net loss	$(821)	$(596)	$(4,593)	$(3,689)

Weighted average number of common shares outstanding during period	21,010,287	20,565,017	20,930,878	20,490,266

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.22)	$(0.18)

Using the Treasury Stock method, the number of shares excluded from the diluted loss per share calculation totaled approximately 12.2 and 13.2 million for the third quarters and 12.4 and 14.6 million for the thirty-nine weeks of 2014 and 2013, respectively.

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

As of October 25, 2014, the Company had outstanding borrowings under the Revolver of $70.1 million and $15.0 million under the Term Loan, and amounts available to borrow of $16.3 million.

At October 25, 2014, Hancock had commitments under the above credit facility of $1.0 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims, shipments of inventory and freight charges. These letters of credit amounted to $5.1 million as of October 25, 2014.

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

As of October 25, 2014, the Company had an outstanding balance of $8.2 million on the New Notes.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Quarterly Report and is not aware of any subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended October 25, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 25, 2014, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 25, 2014. Our fiscal year ends on the last Saturday in January and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2013” or “2013” refers to the fiscal year ended January 25, 2014). Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to third quarter 2014 and third quarter 2013 are for the 13 week periods ended October 25, 2014 and October 26, 2013, respectively. References to thirty-nine weeks 2014 or 2014, and thirty-nine weeks 2013 or 2013 are for the 39 week periods ended October 25, 2014 and October 26, 2013, respectively. References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our,” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise.

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

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating 262 stores in 37 states as of October 25, 2014 and an internet store under the domain name hancockfabrics.com. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. None of the information on the website referenced above is incorporated by reference into our reports filed with, or furnished to, the SEC.

Overview

Financial Summary:

●

Comparable store sales increased 0.3% in the third quarter of 2014 following an increase of 1.1% in the third quarter of 2013. Sales for the third quarter of 2014 were $72.0 million compared to $71.8 million for the third quarter of 2013. Sales for the first thirty-nine weeks of 2014 were $194.3 million compared to $194.7 million for the first thirty-nine weeks of 2013 and comparable store sales improved by 0.1% following a decrease of 0.1% in the first thirty-nine weeks of 2013. Management believes severe winter weather in the first quarter negatively impacted the first thirty-nine weeks of 2014 by approximately $1.8 million.

●

Our online sales for the third quarter of 2014, which are included in the sales number and comparable sales percentage above, increased 18.1% to $1.6 million compared to $1.4 million for the third quarter of 2013, and increased by 10.5% to $3.4 million in the first thirty-nine weeks of 2014 compared to $3.1 million in the first thirty-nine weeks of 2013.

●

Gross profit for the third quarter and first thirty-nine weeks of 2014 was 42.3% and 43.9%, respectively, compared with 41.6% and 43.9% for the third quarter and first thirty-nine weeks of 2013, respectively. This represents an increase of 70 basis points for the third quarter of 2014 over the same period of 2013.

●

Operating income was $0.7 million for the third quarter of 2014 compared to $0.8 million in the third quarter of 2013. For the first thirty-nine weeks of 2014, the operating loss was $0.3 million compared to operating income of $0.9 million for the first thirty-nine weeks of 2013.

●

Net loss was $0.8 million, or $0.04 per basic and diluted share, in the third quarter of 2014 compared to a net loss of $0.6 million, or $0.03 per basic and diluted share in the third quarter of 2013. Net loss was $4.6 million or $0.22 per basic and diluted share in the first thirty-nine weeks of 2014 compared to a net loss of $3.7 million or $0.18 per basic and diluted share in the comparable period of 2013.

●

The amount of cash used in operating activities was $9.1 million during the first thirty-nine weeks of 2014 compared to $11.5 million of cash used in operating activities for the first thirty-nine weeks of 2013.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 25,	October 26,	October 25,	October 26,
	2014	2013	2014	2013

Net sales (in thousands)	$72,012	$71,810	$194,323	$194,685

Gross margin percentage	42.3%	41.6%	43.9%	43.9%

Number of stores (1)
Open at end of period	262	261	262	261
Comparable stores at period end (2)	256	258	256	258

Sales growth
All stores and e-commerce	0.3%	(0.1)%	(0.2)%	(0.8)%
Comparable stores and e-commerce	0.3%	1.1%	0.1%	(0.1)%

Total store square footage at period end (in thousands)	3,584	3,682	3,584	3,682

Net sales per total square footage	$20.09	$19.50	$54.22	$52.87

(1)	Store count does not include the internet store.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 25,	October 26,	October 25,	October 26,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.7	58.4	56.1	56.1
Gross profit	42.3	41.6	43.9	43.9
Selling, general and administrative expense	39.9	39.2	42.5	42.0
Depreciation and amortization	1.4	1.2	1.5	1.4
Operating income (loss)	1.0	1.2	(0.1)	0.5
Interest expense, net	2.1	2.0	2.2	2.5
Loss before income taxes	(1.1)	(0.8)	(2.3)	(2.0)
Income taxes	0.0	0.0	0.0	0.0
Net loss	(1.1)%	(0.8)%	(2.3)%	(2.0)%

Net Sales

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 25,	October 26,	October 25,	October 26,
	2014	2013	2014	2013
Retail comparable store base	$69,413	$68,851	$189,030	$186,897
E-Commerce	1,608	1,361	3,420	3,095
Comparable sales	71,021	70,212	192,450	189,992
New stores	991	345	1,873	674
Closed stores	-	1,253	-	4,019

Total net sales	$72,012	$71,810	$194,323	$194,685

For 2014, the retail comparable store base above consists of the stores which were included in the comparable sales computation for the respective periods. For 2013, the retail comparable store base above excludes new stores for that period and stores that have closed subsequent to that period. The third quarter 2014 comparable sales, (excluding e-commerce) which was unchanged from the third quarter of 2013, was the result of a 1.6% improvement in average ticket offset by a 1.6% decline in transactions evidencing higher sales volumes for each individual transaction. Comparable sales were also unchanged for the first thirty-nine weeks of 2014 due to a 2.6% improvement in average ticket offset by a 2.6% decrease in transaction count.

Sales provided by our e-commerce channel increased 18.1% in the third quarter of 2014 compared to the third quarter of 2013 and 10.5% for the first thirty-nine weeks of fiscal 2014 compared to the same period in 2013, due to the launch of a new website and expansion of the product assortment offered to online customers.

Six new stores opened and five stores, where we chose not to stay in the market, have closed since the third quarter of 2013. The sales from these locations are included in net sales. During the trailing 12 months, the Company has relocated 7 stores and as of October 25, 2014 had 262 stores in operation.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 25,	October 26,	October 25,	October 26,
	2014	2013	2014	2013

Apparel and Craft Fabrics	47%	46%	45%	43%
Home Decorating Fabrics	10%	11%	11%	12%
Sewing Accessories	30%	30%	31%	32%
Non-Sewing Products	13%	13%	13%	13%
	100%	100%	100%	100%

Gross Profit

Costs of goods sold include:

●	the cost of merchandise

●	inventory rebates and allowances including term discounts

●	inventory shrinkage and valuation adjustments

●	freight charges

●	costs associated with our sourcing operations, including payroll and related benefits

●	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the third quarters and first thirty-nine weeks of fiscal 2014 and 2013 are as follows:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 25,	% of	October 26,	% of	October 25,	% of	October 26,	% of
(dollars in thousands)	2014	Sales	2013	Sales	2014	Sales	2013	Sales

Total net sales	$72,012	100.0%	$71,810	100.0%	$194,323	100.0%	$194,685	100.0%

Merchandise cost	34,845	48.4%	35,745	49.8%	91,632	47.2%	93,234	47.9%
Freight	2,937	4.1%	2,705	3.8%	7,311	3.8%	6,696	3.4%
Sourcing and warehousing	3,766	5.2%	3,480	4.8%	10,002	5.1%	9,357	4.8%

Gross Profit	$30,464	42.3%	$29,880	41.6%	$85,378	43.9%	$85,398	43.9%

Merchandise cost declined as a percentage of sales by 140 basis points for the third quarter of 2014 as compared to the same period of 2013, due to better inventory management, improvements in inventory shrinkage and a reduction in the amount charged to the inventory valuation reserve. For the thirty-nine weeks of 2014 as compared to 2013, merchandise cost declined by 70 basis points due to improvements in inventory shrinkage, a reduction in the amount charged to the inventory valuation reserve, and improved inventory management during the thirty-nine week period ended October 25, 2014.

Freight expense was higher as a percentage of sales for the third quarter and thirty-nine weeks of 2014 as compared to the same periods of 2013. These costs were the result of increases in inbound and outbound shipments of inventory to the Company’s distribution center and retail store locations.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period, the rate at which inventory is shipped out and inventory turns. The cost difference for the thirty-nine weeks of 2014 compared to the same period in 2013 includes a one-time benefit in 2013 which resulted from a change in the inventory turn calculation that increased the amount of sourcing and warehousing costs capitalized in inventory.

In total, gross profit increased by 70 basis points in the third quarter 2014 from third quarter 2013 levels and was unchanged for the first thirty-nine weeks of 2014 as compared to the same period of 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include:

●	payroll and related benefits (for our store operations, field management, and corporate functions)

●	advertising

●	general and administrative expenses

●	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

●	operating costs of our headquarter facilities

●	other expense (income)

Specific components of selling, general and administrative expenses (SG&A) include:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 25,	% of	October 26,	% of	October 25,	% of	October 26,	% of
(dollars in thousands)	2014	Sales	2013	Sales	2014	Sales	2013	Sales

Retail store labor costs	$10,216	14.2%	$10,135	14.1%	$29,549	15.2%	$29,207	15.0%
Advertising	2,426	3.4%	2,599	3.6%	7,134	3.7%	7,551	3.9%
Store occupancy	7,610	10.6%	7,470	10.4%	22,608	11.6%	22,485	11.5%
Retail SG&A	5,535	7.7%	5,126	7.2%	14,827	7.6%	14,491	7.4%
Corp SG&A	2,984	4.0%	2,796	3.9%	8,582	4.4%	8,102	4.2%

Total SG&A	$28,771	39.9%	$28,126	39.2%	$82,700	42.5%	$81,836	42.0%

Retail Store Labor Costs – The Company store labor costs increased slightly for third quarter and thirty-nine weeks of 2014 as compared to the same periods in 2013, with labor for new store relocations and employee health insurance driving the increase.

Advertising – The reduction in advertising expense for the third quarter and thirty-nine weeks of 2014 as compared to the same periods of 2013 were in line with expectations and reflect improvements in our marketing program which allow us to reach a larger audience with a smaller expenditure.

Store Occupancy – The Company’s store occupancy expense increased slightly for the quarter and thirty-nine weeks as compared to the same periods of the prior year. The increase for the quarter was driven by rent related costs and maintenance expenditures. For the thirty-nine weeks, increases in rent related costs were partially offset by reductions in maintenance costs.

Retail SG&A – Retail selling, general and administrative expense increased for the third quarter of 2014 as compared to the third quarter of 2013 primarily due to increases in travel cost, utilities, insurance and contract labor. For the first thirty-nine weeks of 2014 retail SG&A compared to same period of 2013 increased primarily due to increased costs for utilities, insurance, travel and contract labor related to store relocations. SG&A expenses for both periods of 2014 were partially offset by commission income from a third party loyalty program which began in the fourth quarter of 2013.

Corporate SG&A – These increased for the third quarter of 2014 over the prior year due to travel, labor, and professional fees. The increases for the thirty-nine week period compared to the prior year were primarily due to professional fees, labor, and health insurance.

Interest Expense

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(dollars in thousands)	October 25,	% of	October 26,	% of	October 25,	% of	October 26,	% of
	2014	Sales	2013	Sales	2014	Sales	2013	Sales
Interest expense, net	$1,498	2.1%	$1,444	2.0%	$4,306	2.2%	$4,569	2.4%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases. Interest expense for the thirty-nine weeks of 2013 includes $379,000 of non-cash expense for note discount amortization (see Note 4 to the Consolidated Financial Statements included in this report). Excluding the non-cash items, interest expense was $4.2 million or 2.2% for the thirty-nine weeks of 2013.

Income Taxes

The Company did not recognize any income tax benefit during the periods of fiscal 2014 or 2013 presented in this report given the uncertainty in realizing the future benefit. As of October 25, 2014, January 25, 2014, and October 26, 2013 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

At October 25, 2014, the Company had outstanding long-term indebtedness of $93.3 million. As a consequence of our significant amount of indebtedness as of October 25, 2014, a significant portion of our cash flow from operations must be dedicated to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives and other general corporate requirements, see “Item 1A. Risk Factors − Risks Related to Our Business − We have a significant amount of indebtedness, which could have important negative consequences to us” in our Annual Report on Form 10-K for the year ended January 25, 2014 filed with the SEC on April 25, 2014. In addition, at October 25, 2014, the Company had limited cash resources, with cash and cash equivalents of $3.1 million, see “Item 1A. Risk Factors − Risks Related to Our Business − Our current cash resources might not be sufficient to meet our expected near-term cash needs” in our Annual Report on Form 10-K for the year ended January 25, 2014 filed with the SEC on April 25, 2014.

Our short-term and long-term liquidity needs arise primarily from our working capital requirements, required cash contributions to the defined benefit pension plan, planned capital expenditures and debt service requirements. We anticipate that capital expenditures for the fiscal year ending January 31, 2015 will be approximately $4.1 to $4.5 million, primarily for store and technology upgrades. We anticipate that we will be able to satisfy our short-term and long-term liquidity needs highlighted above through the next twelve months with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility (the “Revolver”) and other sources of financing. As of October 25, 2014, we have $16.3 million available to borrow under the Revolver. We consolidate our daily cash receipts into a centralized account. In accordance with the terms of our $100.0 million Revolver, on a daily basis, all collected and available funds are applied to the outstanding loan balance. We then determine our daily cash requirements and request those funds from the Revolver availability.

Our ability to improve our liquidity in future periods will depend on generating positive operating cash flow, primarily through comparable store sales increases, improved gross profit and controlling our expenses, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 25, 2014 filed with the SEC on April 25, 2014.

Hancock’s cash flow related information for the first thirty-nine weeks of fiscal 2014 and 2013 follows:

	Thirty-nine Weeks Ended
	October 25,	October 26,
	2014	2013

Net cash flows provided by (used in):
Operating activities	$(9,133)	$(11,526)
Investing activities	(4,059)	(3,161)
Financing activities	14,510	13,322

Operating Activities

Net cash from operating activities, before changes in assets and liabilities, was a gain of $189,000 as compared to a gain of $2.4 million for the thirty-nine weeks of 2014 and 2013, respectively. This can be primarily attributed to the larger net loss for 2014 than the prior year, the non-cash charge of $379,000 for bond discount amortization in 2013 and the decline in inventory valuation of $0.8 million in 2014 as compared to 2013.

For the thirty-nine weeks of 2014, the inventory increase of $14.2 million and a $1.1 million decline in pension and SERP liabilities reduced by $6.6 million of accounts payable support resulted in the $9.1 million of cash used in operating activities. For the thirty-nine weeks of 2013, the increase of $14.6 million of inventory and $1.5 million of accounts receivable and prepaid expenses combined with a $2.7 million decline in pension and SERP liabilities reduced by $6.4 million of accounts payable support primarily resulted in the $11.5 million of net cash used in operating activities for 2013.

Investing Activities

Cash used for investing activities consists primarily of purchases of property and equipment. Capital expenditures of $4.1 million during the first thirty-nine weeks of 2014 consisted primarily of store fixtures and leasehold improvements for five new stores, five relocated units, and development costs related to the re-launch of the Company website. Capital expenditures of $3.2 million during the first thirty-nine weeks of 2013 consisted primarily of store fixtures for two new stores, four relocated units, and maintenance capital expenditures for the Corporate headquarters and distribution center.

Financing Activities

For the thirty-nine weeks of 2014, the seasonal build up of inventory, expenditures for investing activities discussed above and the required contribution to the defined benefit pension plan caused a net increase in cash provided by financing activities of $14.5 million. During the first thirty-nine weeks of 2013, the seasonal build up of inventory and fixtures for six stores drove up net debt obligations by $13.4 million, excluding the remainder of the discount on notes of $379,000, which has been fully amortized. This change in debt obligations and a reduction in the amount outstanding for capital leases produced a net increase in cash provided by financing activities of $13.3 million.

Credit Facilities

The following should be read in conjunction with Note 4 to the Consolidated Financial Statements included in this report and Note 5 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 25, 2014.

As of October 25, 2014, the Company had outstanding borrowings under the Revolver of $70.1 million and $15.0 million under the Term Loan, and amounts available to borrow of $16.3 million.

At October 25, 2014, Hancock had commitments under the above credit facility of $1.0 million, on documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims, shipments of inventory and freight charges. These letters of credit amounted to $5.1 million as of October 25, 2014.

As of October 25, 2014, the Company had an outstanding balance of $8.2 million on the New Notes.

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its Revolver that provides up to $20.0 million in letters of credit. At October 25, 2014, Hancock had commitments of $1.0 million on documentary letters of credit under the facility, which support purchase orders for merchandise. Hancock also has $5.1 million on standby letters of credit to guarantee payment of potential insurance claims, shipments of inventory and freight charges. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2025.

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

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the thirty-nine week period ended October 25, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock did not hold derivative financial or commodity instruments at October 25, 2014.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, all loans under the Revolver and the Term Loan bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of October 25, 2014, we had borrowings outstanding of approximately $70.1 million under the Revolver and $15.0 million under the Term Loan. If interest rates increased 100 basis points, our annual interest expense would increase approximately $851,000, assuming borrowings under the Revolver and Term Loan as existed at October 25, 2014.

In addition to the Revolver and Term Loan, as of October 25, 2014, the Company has outstanding New Notes for $8.2 million on which interest is payable quarterly based on the issuance date of November 20, 2012. The quarterly interest is payable at LIBOR plus 12.0% on the New Notes. If interest rates increased 100 basis points, our annual interest expense would increase $82,000, assuming borrowings under the New Notes as existed at October 25, 2014.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the thirty-nine week period ended October 25, 2014. As of October 25, 2014, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of October 25, 2014, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 25, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,755 shares purchased under this authorization through October 25, 2014, and the number of shares that may yet be purchased under this authorization is 243,245. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares.

On June 17, 2014, the Company granted to certain employees of the Company (i) options for an aggregate of 30,430 shares of common stock, at an option exercise price of $0.94, subject to performance-based vesting and time vesting with 25% vesting on each of June 17, 2015, June 17, 2016, June 17, 2017 and June 17, 2018, and (ii) restricted stock grants for an aggregate of 10,000 shares subject to time vesting with 20% vesting on each of June 17, 2015, June 17, 2016, June 17, 2017, June 17, 2018 and June 17, 2019.

On September 9, 2014, the Company granted to certain employees of the Company (i) options for an aggregate of 51,870 shares of common stock, at an option exercise price of $0.77, subject to performance-based vesting and time vesting with 25% vesting on each of September 9, 2015, September 9, 2016, September 9, 2017 and September 9, 2018, and (ii) restricted stock grants for an aggregate of 16,000 shares subject to time vesting with 20% vesting on each of September 9, 2015, September 9, 2016, September 9, 2017, September 9, 2018 and September 9, 2019.

On October 17, 2014, the Company granted to Steven Morgan, the Company’s Chief Executive Officer, 320,000 shares subject to time vesting with 25% vesting on each of October 17, 2015, October 17, 2016, October 17, 2017 and October 17, 2018.

All of the issuances above were pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Date: December 9, 2014

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