Form 10-K
period 2015-01-31
HANCOCK FABRICS INC
filed 2015-05-01
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X ] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended January 31, 2015

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

Our common stock is traded through broker-to-broker exchanges on the OTC Markets (formerly known as the “Pink Sheets”), a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities. The aggregate market value of Hancock Fabrics, Inc. $.01 par value common stock held by non-affiliates, based on 19,666,827 shares of common stock outstanding and the price of $0.93 per share on July 26, 2014 (the last business day of the Registrant’s most recently completed second quarter) was $18,290,149. Such aggregate market value was computed by reference to the closing sale price of our common stock as reported on the OTC Markets on such date. For purposes of making this calculation only, we have defined “affiliates” as all directors and executive officers. This determination of affiliate status is not a conclusive determination for any other purpose.

As of May 1, 2015, there were 22,014,446 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

HANCOCK FABRICS, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

PART I

Except as otherwise stated, the information contained in this report is given as of January 31, 2015, the end of our latest fiscal year. The words “Hancock Fabrics, Inc.,” “Hancock,” the “Company,” “we,” “our” and “us” refer to Hancock Fabrics, Inc. and our subsidiaries, unless the context requires otherwise. During fiscal 2012 we changed the fiscal year end date from the Saturday closest to January 31, to the last Saturday in January. For 2014, 2013 and 2012 our fiscal year ends on the last Saturday in January. References to a fiscal year refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2014” or “2014” refers to the fiscal year ended January 31, 2015). The fiscal year 2014, which ended on January 31, 2015, contained 53 weeks all other years presented in this report consist of 52 weeks.

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

The Company is one of the largest fabric retailers in the United States, with 2014 sales of $283.1 million. We are a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We believe that providing a large assortment of fabric and other items, combined with expert in-store sewing advice, provides us with a competitive advantage. We operated 263 stores in 37 states and an internet store located on our website with the domain name www.hancockfabrics.com as of January 31, 2015.

Operations

Our stores offer a wide selection of apparel fabrics, home decorating products (which include drapery and upholstery fabrics and home accent pieces), quilting materials, and notions (which include sewing aids and accessories such as zippers, buttons, threads, sewing machines, and patterns).

Our stores are primarily located in strip shopping centers. During 2014, we opened seven stores, closed six stores, remodeled six stores, and relocated six existing stores.

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

Bulk quantities of fabric are purchased from domestic and foreign mills, fabric jobbers and importers. We have no long-term contracts for the purchase of merchandise and did not purchase more than 4% of our merchandise from any one supplier during 2014. We purchased approximately 15.7% of our merchandise from our top five suppliers in fiscal year 2014.

Competition

We are among the largest fabric retailers in the United States, serving our customers in their quest for apparel and craft sewing, quilting, home decorating, and other artistic undertakings. Our stores compete with other specialty fabric and craft retailers, such as Jo-Ann Stores, Inc., and selected mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics and craft supply items. We also face competition from Internet-based retailers, such as Amazon.com, Inc., in addition to traditional store-based retailers, who may be larger, more experienced and able to offer products we cannot offer online. Such alternative methods of selling fabrics and crafts could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. We compete on the basis of price, selection, quality, service and location. We believe that our continued commitment to providing a large assortment of fabric and other items that are affordable, complete, and unique, combined with the expert sewing advice available in each of our stores, provides us with a competitive advantage in the industry.

Information Technology

Hancock Fabrics is committed to using information technology to improve operations and efficiency and to enhance the customer shopping experience. Information obtained from our point-of-sale system enables us to identify important trends, increase in-stock levels of more popular stock keeping units (“SKUs”), eliminate less profitable SKUs, analyze product margins and generate data for the purpose of evaluating advertising and promotions. We also believe that our point-of-sale system allows us to provide better customer service by increasing the speed and accuracy of register checkout, enabling us to more rapidly re-stock merchandise and efficiently re-price sale items. In 2014, key systems were upgraded to increase capacity and performance as well as to improve data security. These upgrades have provided the resources necessary to develop more sophisticated replenishment and distribution applications.  Additional capacity and performance has also allowed us to improve our reporting and data warehousing.  We continued to leverage our store network to improve perpetual inventory accuracy through new applications. Our focus remains on inventory control and maximization, and labor management through the implementation and use of efficient systems.

Service Mark

We operate our stores under the service mark “Hancock Fabrics,” which we have registered with the United States Patent and Trademark Office.

Seasonality

Our business is seasonal. Peak sales periods occur during the fall, Thanksgiving/Christmas and pre-Easter weeks, while the lowest sales periods occur during the summer months.

Employees

At January 31, 2015, we employed approximately 3,100 people on a full-time and part-time basis. Approximately 2,800 of those employees work in our retail stores. The remaining employees work in the Baldwyn headquarters, warehouse, and distribution facility. We do not have any employees covered under collective bargaining agreements.

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

Section 302 Certification

The Chief Executive Officer and Chief Financial Officer of the Company filed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Risks Related to Our Business

Our business and operating results may be adversely affected by general adverse economic conditions.

Our performance and operating results are impacted by conditions in the U.S. and the world economy. The macro-economic environment has been highly volatile in recent years due to a variety of factors, including but not limited to, the lagging demand in the housing market, lack of credit availability, unpredictable fuel and energy prices, volatile interest rates, inflation and deflation fears, unemployment concerns, increasing consumer debt, significant stock market volatility, and recession. These economic conditions negatively impact levels of consumer spending, which may remain depressed for the foreseeable future. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. General adverse economic conditions may affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. In addition, the slowing growth in China and the economic condition in Europe is causing a significant negative impact on businesses around the world. The impact of this environment on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Any or all of these factors, as well as other unforeseen factors, could have a material adverse impact on consumer spending, our ability to obtain financing, our results of operations, liquidity, financial condition and stock price.

We are subject to intense competition in our business, which could have a material effect on our operations.

Competition is intense in the retail fabric and craft industry, primarily due to low entry barriers. We must remain competitive in the areas of quality, price, selection, customer service, convenience, and reputation.

Our primary competition is comprised of specialty fabric retailers and specialty craft retailers such as Jo-Ann Stores, a national chain that operates fabric and craft stores. We also compete with mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics, craft supplies and seasonal and holiday merchandise. We also compete with Hobby Lobby, a national chain that operates craft stores that also carries fabrics, Michaels Stores, Inc., a national chain that operates craft and framing stores, and A.C. Moore Arts & Crafts, Inc., a regional chain that operates craft stores in the eastern United States. Some of our competitors have stores nationwide, several operate regional chains and numerous others are local merchants. Some of our competitors, particularly the national specialty chain stores and the mass merchants, are larger and have greater financial resources than we do. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, merchandising and operational strategies could impact our sales and profitability. Our sales and profitability could also be impacted by store liquidations of our competitors. We also face competition from Internet-based retailers, such as Amazon.com, Inc., in addition to traditional store-based retailer, who may be larger, more experienced and able to offer products we cannot offer online. Such alternative methods of selling fabrics and crafts could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Moreover, we ultimately compete against alternative sources of entertainment and leisure activities for our customers that are unrelated to the fabric and craft industry. This competition could negatively affect our sales and profitability.

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

At January 31, 2015, we had outstanding long-term indebtedness of $84.7 million. Our significant indebtedness could have important negative consequences to us, including:

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

Our business is dependent on the availability of credit to fund working capital, capital expenditures and other general corporate requirements. Our credit facilities are scheduled to expire on November 15, 2016 and our floating rate secured notes mature on November 20, 2017. On April 22, 2015, the Company refinanced its existing credit facility with a new credit agreement which provides for senior secured financing of $117.5 million, see Note 15 of the Consolidated Financial Statements – Subsequent Events. We can provide no assurance that we will be able to obtain replacement financing at the expiration of the new facility on acceptable terms or at all. While we believe we can meet our capital requirements from our operations and our available sources of financing for the next twelve months, we can provide no assurances that we will be able to do so for the long-term. If we are unable to access financial markets at competitive rates, our ability to implement our business plan and strategy will be negatively affected.

Significant changes in discount rates, mortality rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our qualified benefit pension plan. Generally accepted accounting principles in the United States of America (“GAAP”) require that income or expense for the plan be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant assumptions used to estimate pension income or expense for the year are the expected long-term rate of return on plan assets and the interest rate. These assumptions, along with the actual value of assets at the measurement date, will drive the pension income or expense for the year. In addition, at the measurement date, we must reflect the funded status of the plan liabilities on the balance sheet, which may result in a significant charge to equity through a reduction or increase to Accumulated Other Comprehensive Income (Loss). In 2014, an increase in Pension and SERP liabilities from $28.4 million to $43.8 million caused a shareholders’ deficit and an increase of $18.0 million in accumulated other comprehensive loss. Although GAAP expense and pension contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to the pension plan. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve a plan’s funded status.

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

We rely on foreign suppliers, many of whom are located primarily in China and other Asian countries, for the majority of our products. In addition, some of our domestic suppliers manufacture their products overseas or purchase them from foreign vendors. Foreign sourcing subjects us to a number of risks, including long lead times; work stoppages; transportation delays (including dock strikes and other work stoppages) and interruptions; product quality issues; employee rights issues; other social concerns; political instability; economic disruptions; the imposition of tariffs, duties, quotas, import and export controls and other trade restrictions; changes in governmental policies; and other events. If any of these events occur, it could result in a material adverse effect on our business, financial condition, results of operations and prospects. In addition, reductions in the value of the U.S. dollar or revaluation of the Chinese currency, or other foreign currencies, could ultimately increase the prices that we pay for our products. All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges, if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products.

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

Approximately 94% of our store shipments pass through our distribution center. The remainder of merchandise is drop-shipped by our vendors directly to our store locations. Damage or interruption to our distribution center from factors such as fire, power loss, storm damage or unanticipated supplier shipment delays could cause a disruption in our operations. The occurrence of unanticipated problems at our distribution center would likely result in increased operating expenses and reduced sales that would negatively impact our operating results.

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

Due to our history of losses over the three year period ended January 31, 2015, we have only generated positive operating cash flow in the year ended January 31, 2015, which was substantially less than the negative operating cash flows experienced in the prior two years. If we are unable to continue generating positive cash flow from operations in amounts significant enough to fund our plans, we will need to develop and implement alternative strategies. These alternative strategies could include seeking improvements in working capital management, reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, seeking additional debt or financing, and selling assets. There can be no assurance that any of these strategies could be implemented on satisfactory terms, on a timely basis, or at all.

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

Our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

We collect, maintain and use data provided to us through our online activities and other customer interactions in our business. Our current and future marketing programs depend on our ability to collect, maintain and use this information, and our ability to do so is subject to certain contractual restrictions in third party contracts as well as evolving international, federal and state laws and enforcement trends. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business, and result in monetary liability.

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. If applicable data privacy and marketing laws become more restrictive at the federal or state level, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e-commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase.

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

Effective May 4, 2007, our common stock was delisted from the New York Stock Exchange, and there is currently no established public trading market for our common stock. Our common stock is currently quoted on the OTC Markets (formerly known as “Pink Sheets”) under the symbol “HKFI”. The OTC Markets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTC Markets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Stocks trading in the OTC Markets generally have substantially less liquidity; consequently, it can be much more difficult for stockholders and broker/dealers to purchase and sell our shares in an orderly manner or at all. Due in part to the decreased trading price of our common stock and reduced analyst coverage, the trading price of our common stock may change quickly, and brokers may not be able to execute trades as quickly as they previously could when our common stock was listed on an exchange. Currently, we are not actively seeking to become listed on any exchange. There can be no assurance that our common stock will again be listed on an exchange, or that a trading market for our common stock will be established.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of January 31, 2015, the Company operated 263 stores in 37 states. The number of store locations in each state is shown in the following table:

	Number		Number
State	of Stores	State	of Stores

Alabama	11	Nebraska	4
Arizona	2	Nevada	4
Arkansas	10	New Mexico	2
California	11	North Carolina	15
Colorado	3	North Dakota	1
Florida	5	Ohio	4
Georgia	15	Oklahoma	10
Idaho	4	Oregon	2
Illinois	10	Pennsylvania	1
Indiana	5	South Carolina	9
Iowa	7	South Dakota	2
Kansas	4	Tennessee	11
Kentucky	8	Texas	30
Louisiana	13	Utah	5
Maryland	4	Virginia	9
Minnesota	10	Washington	7
Mississippi	6	Wisconsin	8
Missouri	9	Wyoming	1
Montana	1

Our store activity for the last five years is shown in the following table:

Store Development Program

Year	Opened	Closed	Net Change	Year-end Stores	Relocated
2010	1	(1)	-	265	7
2011	1	(3)	(2)	263	5
2012	1	(3)	(2)	261	8
2013	3	(2)	1	262	6
2014	7	(6)	1	263	6

The Company’s 263 retail stores average 13,611 square feet and are located principally in strip shopping centers.

With the exception of one owned location, the Company’s retail stores are leased. The original lease terms generally are ten years in length and most leases contain one or more renewal options, usually of five years in length. During fiscal 2015, twenty-two store leases are scheduled to expire. We currently have negotiated or are in the process of negotiating renewals on certain leases.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for our common stock. Our common stock is currently quoted on the OTC Markets, formerly known as the “Pink Sheets”, under the symbol “HKFI”. The OTC Markets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Over-the-counter market quotations, like those on the OTC Markets, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low closing prices of our common stock for the year and during each quarter in fiscal 2013 and 2014, as reported by the OTC Markets:

	High	Low
2013
First Quarter	$0.73	$0.47
Second Quarter	1.10	0.72
Third Quarter	1.33	0.81
Fourth Quarter	1.10	0.82

Year Ended
January 25, 2014	$1.33	$0.47

2014
First Quarter	$1.19	$0.95
Second Quarter	1.06	0.87
Third Quarter	0.92	0.73
Fourth Quarter	0.88	0.44

Year Ended
January 31, 2015	$1.19	$0.44

As of January 31, 2015, there were 3,279 record holders of our common stock.

We did not pay any cash dividends during fiscal 2014 or 2013. We do not currently anticipate declaring or paying cash dividends on shares of our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant. The Company’s credit facilities also contain covenants restricting the ability of the Company and its subsidiaries to pay dividends or distributions.

A description of our securities authorized for issuance under equity compensation plans will be included in the Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2015.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of our common stock during the year ended January 31, 2015:

Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased as	Number of Shares That
	Total number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans (2)	Under the Plans (2)
January 26, 2014 through
February 22, 2014	-	-	-	243,245
February 23, 2014 through
March 29, 2014	151	$1.00	-	243,245
March 30, 2014 through
April 26, 2014	-	-	-	243,245
April 27, 2014 through
May 24, 2014	1,894	0.96	-	243,245
May 25, 2014 through
June 28, 2014	830	0.96	-	243,245
June 29, 2014 through
July 26, 2014	-	-	-	243,245
July 27, 2014 through
August 23, 2014	-	-	-	243,245
August 24, 2014 through
September 27, 2014	2,943	0.80	-	243,245
September 28, 2014 through
October 25, 2014	1,350	0.77	-	243,245
October 26, 2014 through
November 22, 2014	-	-	-	243,245
November 23, 2014 through
December 27, 2014	453	0.71	-	243,245
December 28, 2014 through
January 31, 2015	18,604	0.65	-	243,245
Total January 26, 2014 through
January 31, 2015	26,225	$0.71	-	243,245

(1)	The number of shares purchased during the year includes 26,225 shares deemed surrendered to the Company to satisfy tax withholding obligations arising from the lapse of restrictions on shares.

(2)

In June of 2000, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,755 shares purchased under this authorization through January 31, 2015. The shares discussed in footnote (1) are excluded from this column.

Item 6. SELECTED FINANCIAL DATA

Set forth below is selected financial information of the Company for each fiscal year in the 5-year period ended January 31, 2015. The selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and notes thereto which appear elsewhere in this Form 10-K.

(dollars in thousands, except per share data and other data)	2014(1)	2013	2012	2011	2010

Results of Operations Data:
Sales	$283,144	$276,030	$277,989	$271,993	$275,465
Gross profit	121,003	118,755	112,137	112,725	114,645
Loss from continuing operations before income taxes	(3,153)	(1,942)	(8,510)	(11,298)	(10,258)
Income from discontinued operations, net of tax	-	-	-	-	29
Net loss	(3,153)	(1,942)	(8,510)	(11,298)	(10,461)
As a percentage of sales	(1.1)%	(0.7)%	(3.1)%	(4.2)%	(3.8)%
As a percentage of average shareholders' equity	43.5%	(69.7)%	(104.0)%	(46.4)%	(25.5)%

Financial Position Data:
Total assets	$157,052	$155,072	$150,532	$146,387	$140,923
Capital expenditures	5,412	4,509	2,698	4,934	5,392
Long-term indebtedness	84,740	81,296	72,181	52,320	31,856
Common shareholders' (deficit) equity	(17,565)	3,082	2,491	13,871	34,837
Current ratio	3.2	3.4	3.4	3.0	2.9

Per Share Data:
Basic loss per share	$(0.15)	$(0.09)	$(0.42)	$(0.57)	$(0.53)
Diluted loss per share	(0.15)	(0.09)	(0.42)	(0.57)	(0.53)
Cash dividends per share	-	-	-	-	-
Shareholders' (deficit) equity per share	(0.80)	0.14	0.12	0.68	1.74

Other Data:
Number of states	37	37	37	37	37
Number of stores	263	262	261	263	265
Number of shareholders	3,279	3,363	3,448	3,489	3,561
Number of shares outstanding, net of treasury shares	22,006,329	21,641,004	21,570,797	20,511,123	20,068,327
Comparable sales change (2)	0.7%	(0.1)%	2.9%	(0.8)%	(0.1)%
Total selling square footage	3,081,938	3,149,495	3,194,594	3,217,307	3,250,427

(1)	Fiscal year 2014 contained 53 weeks while all other years presented contained 52 weeks.
(2)	Comparable sales for fiscal year 2014 are presented on a 52 weeks basis.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating 263 stores in 37 states as of January 31, 2015. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. The stores average 13,611 total square feet, of which 11,718 are on the sales floor. During 2014, the average annual sales per store were approximately $1.1 million.

Significant financial items during fiscal 2014 include:

●

Sales for fiscal 2014, a 53 week year, were $283.1 million compared with $276.0 million in fiscal 2013 which was a 52 week year, and comparable store sales presented on a 52 week basis increased by 0.7% in 2014 compared to a decrease of 0.1% in 2013.

●	Our online sales for 2014, which are included in the sales and comparable sales results above, increased 18.7% to $6.1 million. Comparable sales for 2014 on a 52 week basis increased by 15.5%.

●	Operating results and net loss for 2014, 2013 and 2012 as adjusted for one-time and non-comparable items are summarized in the table below.

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

	Fiscal Year
	(in thousands)
	2014	2013	2012

Operating income (loss)	$2,736	$4,025	$(1,233)

One-time, non-comparable items
Contract arbitration professional fees	-	-	413
Reverse stock split transaction fees	444	-	-
Total one-time, non-comparable items	444	-	413

Normalized operating income (loss)	$3,180	$4,025	$(820)

Net loss	$(3,153)	$(1,942)	$(8,510)
Items above	444	-	413
W/O unamortized discount, 2008 facility	-	-	806
W/O unamortized loan cost, 2008 facility	-	-	175
Financing breakup fees	-	-	507
Total one-time, non-comparable items	444	-	1,901

Normalized net loss	$(2,709)	$(1,942)	$(6,609)

During 2014, our Board approved a reverse stock split which would have allowed the Company to deregister its common stock under the Securities Exchange Act of 1934 and realize significant cost savings from reduced reporting requirements. The proposal was later withdrawn when the Board determined the cost of the reverse stock split would outweigh the benefits. The professional fees and additional annual meeting cost incurred in 2014 related to this proposal were $444,000.

Beginning in 2011 and continuing into 2012, the Company had to defend itself related to a disputed consulting agreement. The professional fees incurred in 2012 for this defense were $413,000.

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

Excluding the one-time charges outlined above, which total $444,000 in 2014 and approximately $1.9 million in 2012, the net loss for 2014 would have been $2.7 million or $0.13 per basic share and 2012 would have been $6.6 million or $0.33 per basic share.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Fiscal Year
	2014	2013	2012

Sales (in thousands)	$283,144	$276,030	$277,989

Gross margin percentage	42.7%	43.0%	40.3%

Number of stores
Open at end of period(1)	263	262	261
Comparable stores at year end (2)	256	259	260

Sales growth
All retail outlets (3)	0.7%	(0.7)%	2.2%
Comparable retail outlets (4)	0.7%	(0.1)%	2.9%

Total store square footage at year end (in thousands)	3,580	3,667	3,723

Net sales per total square footage	$79	$75	$75

(1)	Open store count does not include the internet store.

(2)

A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. In those rare instances where stores are either expanded or down-sized, the store is not treated as a new store and, therefore, remains in the computation of comparable sales. Stores relocated in the same market are also treated as comparable stores.

(3)	Sales growth for all retail outlets, including e-commerce, on a 52 week basis for all years presented.

(4)	Sales growth for comparable retail outlets includes net sales derived from E-commerce and all years are presented on a 52 week basis.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of sales. This table includes the $444,000, $0 and $1.9 million of one-time and non-comparable charges occurring in 2014, 2013 and 2012, respectively, and should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Fiscal Year

	2014	2013	2012
Sales	100.0%	100.0%	100.0%
Cost of goods sold	57.3	57.0	59.7
Gross profit	42.7	43.0	40.3
Selling, general and administrative expenses	40.3	40.2	39.4
Depreciation and amortization	1.4	1.3	1.3
Operating income (loss)	1.0	1.5	(0.4)
Interest expense, net	2.1	2.2	2.6
Loss before income taxes	(1.1)	(0.7)	(3.0)
Income taxes	-	-	-
Net loss	(1.1)%	(0.7)%	(3.0)%

Sales

(change as % of prior year)	Fiscal Year
	2014	2013	2012
Retail comparable store base	0.5%	(0.1)%	2.8%
E-Commerce	15.5%	(0.8)%	8.0%
Comparable sales	0.7%	(0.1)%	2.9%

The percentage changes shown in the table above are based on 52 week results for comparability. Sales for the 53rd week of fiscal year 2014 which totaled $5.1 million and $163,000 for retail and E-commerce, respectively, were excluded from the computation.

The retail comparable store base percentage presented in the table above was computed based on sales for all retail outlets that have reached their 53rd week of operation. Retail comparable store sales, on a 52 week basis, increased by 0.5% in 2014, decreased by 0.1% in 2013, and improved 2.8% in 2012. This resulted from a 1.8% increase in average ticket and a 1.3% decrease in transactions in fiscal 2014, and a 5.2% increase in average ticket and a 5.3% decrease in transactions in fiscal 2013.

Sales provided by our E-commerce channel on a 52 week basis increased by 15.5% in 2014, decreased by 0.8% in 2013 and increased by 8.0% in 2012. The significant improvement in sales in 2014 was attributable to the launch of a new website and expansion of the product assortment offered to the online customers.

New stores are not considered comparable until they have reached the 53rd week of operation. As of January 31, 2015, sales for seven stores which opened during 2014 are not included in the retail comparable store base above. During 2014, six stores were relocated and six closed, none of which qualified as discontinued operations.

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

Our sales by merchandise category is reflected for the last three years in the table below:

	Fiscal Year
	January 31,	January 25,	January 26,
	2015	2014	2013

Apparel and Craft Fabrics	45%	44%	43%
Home Decorating Fabrics	10%	11%	11%
Sewing Accessories	32%	32%	32%
Non-Sewing Products	13%	13%	14%
	100%	100%	100%

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

Gross Margin

Costs of goods sold include:

●	the cost of merchandise

●	inventory rebates and allowances including term discounts

●	inventory shrinkage and valuation adjustments (including our inventory obsolescence charge)

●	freight charges

●	costs associated with our sourcing operations, including payroll and related benefits

●	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold over the previous three years are as follows:

(in thousands)	2014	% of Sales	2013	% of Sales	2012	% of Sales

Total sales	$283,144	100.0%	$276,030	100.0%	$277,989	100.0%

Merchandise cost	137,852	48.7%	135,351	49.1%	142,141	51.2%
Freight	10,460	3.7%	9,190	3.3%	9,805	3.5%
Sourcing and warehousing	13,829	4.9%	12,734	4.6%	13,906	5.0%

Gross Profit	$121,003	42.7%	$118,755	43.0%	$112,137	40.3%

Merchandise cost decreased by 40 basis points in 2014 as compared to 2013 due to further inventory shrink reductions as well as favorable inventory valuation allowances and vendor discounts which were partially offset by promotional pricing to drive sales volume and customer traffic. Merchandise cost declined by 210 basis points for 2013 as compared to 2012 primarily due to adjustments to our pricing strategy which were implemented in the fourth quarter of 2012 and inventory shrink improvement.

Despite stable or declining fuel prices, freight costs for 2014 increased due to increased shipping volume. Freight cost for 2013 benefited from stable fuel cost and improvements in our shipping process which reduced the number of shipments.

Sourcing and warehousing costs expensed through costs of goods sold is impacted by both the volume of inventory received and shipped during any period, and the rate at which inventory turns. For 2014 and 2013, the sourcing and warehousing cost capitalized into inventory have increased and inventory turns have declined in each of the three years presented.

In total, 2014 gross profit declined by 30 basis points as compared to 2013 which improved by 270 basis points compared to 2012. Our business continues to be highly promotional but management believes the current pricing strategy will allow it to maintain the 2014 gross profit levels for 2015 while offering consumers price events necessary to drive sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include:

●	payroll and related benefits (for our store operations, field management, and corporate functions)

●	advertising

●	general and administrative expenses

●	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

●	operating costs of our headquarter facilities

●	other expense (income)

Specific components of selling, general and administrative expenses include:

(in thousands)	2014	% of Sales	2013	% of Sales	2012	% of Sales

Retail store labor costs	$41,595	14.7%	$40,228	14.6%	$39,647	14.3%
Advertising	11,064	3.9%	11,139	4.0%	10,018	3.6%
Store occupancy	30,244	10.7%	30,068	10.9%	29,916	10.8%
Retail SG&A	20,090	7.1%	18,662	6.8%	19,685	7.1%
Corp SG&A	11,179	3.9%	11,010	3.9%	10,387	3.6%

Total SG&A	$114,172	40.3%	$111,107	40.2%	$109,653	39.4%

Retail Store Labor Costs – Store labor costs as a percentage of sales were relatively unchanged for 2014, which includes 53 weeks of expense, as compared to 2013 which was allowed to increase slightly to ensure customer service levels were maintained after a significant reduction in 2012 as a result of greater corporate oversight. We will continue to monitor customer service levels, and leverage our technology investment in store infrastructure to improve labor efficiency and enhance store performance.

Advertising – Our advertising medium is primarily direct mail and newspaper inserts, and for the near term we believe this combination is the most effective, although we will continue to explore the effectiveness of other advertising channels. Advertising cost was basically unchanged for 2014 compared to 2013 due to improvements in our marketing program which allowed us to increase the reach of advertising events without impacting costs. Cost for 2013 increased over 2012 due to expanded and added events to drive customer traffic.

Store Occupancy – These costs are driven primarily by the long-term leases we enter into with the owners of our retail locations and to a lesser degree building maintenance costs. The marginal changes in the three years presented were primarily the result of renewals of leases already in place and maintenance expenditures to improve the appearance and operating standard of the retail units. We are optimistic that lease related costs will not substantially increase going forward given the current commercial real estate market and ongoing beneficial modifications to many of our existing leases.

Retail SG&A – Retail selling, general and administrative expenses for 2014 increased primarily due to claims driven insurance cost, telephone technology upgrades, utilities, supplies and travel which were partially offset by commission income from a third party loyalty program being promoted by store associates which began in the Fall of 2013. The decline in 2013 from 2012 is primarily due to a partial year of commission income, discussed above, reduced insurance claims and a reduction in expenditures for store supplies.

Corporate SG&A – These are costs related primarily to staffing and operation of the Company’s headquarters. The additional cost for 2014 over 2013 were for corporate payroll and benefit costs related to the 53 week year as compared to a 52 week year, and professional fees which were partially offset by reductions in incentive compensation and relocation costs. The increase for 2013 over 2012, occurred from additional payroll and relocation costs for corporate personnel, increased contract labor and incentive compensation, partially offset by reduced professional fees. In addition to normal recurring expenses this category includes the following one-time or non-comparable expenses for 2014 and 2012. For 2014, $444,000 of professional fees and additional annual meeting cost related to the reverse stock split and for 2012, $413,000 related to contract arbitration professional fees. Excluding the non-comparable items, 2014 and 2012 corporate SG&A would have been $10.7 million and $10.0 million, respectively.

Interest Expense, Net

(in thousands)	2014	% of Sales	2013	% of Sales	2012	% of Sales

Interest expense, net	$5,889	2.1%	$5,967	2.2%	$7,277	2.6%

Hancock’s current credit facilities consist of both an asset based facility and a subordinated debt facility, our interest costs primarily relate to borrowings on these credit facilities. Higher average outstanding borrowings and the higher interest rates under the amended and restated revolving credit agreement have impacted interest cost over all years presented. Interest expense for 2013 and 2012 includes non-cash bond discount amortization of $379,000 and $3.1 million, respectively. Additionally, 2012 interest expense includes one-time, non-recurring items as a result of the debt restructuring discussed above.

Income Taxes

No income tax expense was recognized in 2014, 2013, or 2012. Total net deferred tax assets and liabilities are fully reserved with a valuation allowance.

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

We have a history of losses over the three year period ended January 31, 2015, and we generated positive operating cash flow in only the year ended January 31, 2015. During the years ended January 31, 2015, January 25, 2014 and January 26, 2013, the Company had a net loss of $3.2 million, $1.9 million and $8.5 million, respectively and net cash provided by (used in) operating activities for the corresponding periods was $3.2 million, $(5.7) million and $(11.3) million, respectively. As a result, since fiscal 2011, it has been necessary to rely on bank borrowings for our capital needs to fund the Company’s working capital needs, its required cash contribution to the Company’s defined benefit pension plan, for capital expenditures, and losses from operations.

At January 31, 2015, the Company had outstanding long-term indebtedness and capital lease obligations of $84.7 million compared to $52.3 million as of January 28, 2012. As a consequence of our significant amount of indebtedness as of January 31, 2015, a significant portion of our cash flow from operations must be dedicated to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives and other general corporate requirements, see “Item 1A. Risk Factors − Risks Related to Our Business − We have a significant amount of indebtedness, which could have important negative consequences to us.” In addition, at January 31, 2015, the Company had limited cash resources, with cash of $2.9 million, see “Item 1A. Risk Factors − Risks Related to Our Business − Our current cash resources might not be sufficient to meet our expected near-term cash needs.”

On April 22, 2015, the Company refinanced its existing credit facility with a new credit agreement which provides for senior secured financing of $117.5 million, see Note 15 of the Consolidated Financial Statements – Subsequent Events.

Our short-term and long-term liquidity needs arise primarily from our working capital requirements, required cash contributions to the defined benefit pension plan, planned capital expenditures and debt service requirements. We anticipate that capital expenditures for the fiscal year ending January 30, 2016 will be approximately $2.2 to $2.5 million, primarily for store and technology upgrades. We anticipate that we will be able to satisfy our short-term and long-term liquidity needs highlighted above through the next twelve months with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility (the “Revolver”) and other sources of financing. As of January 31, 2015, we have $10.6 million available to borrow under the Revolver. We consolidate our daily cash receipts into a centralized account. In accordance with the terms of our $100.0 million Revolver, on a daily basis, all collected and available funds are applied to the outstanding loan balance. We then determine our daily cash requirements and request those funds from the Revolver availability.

Our ability to improve our liquidity in future periods will depend on us being able to continue to generate positive operating cash flow, primarily through comparable store sales increases, improved gross margin and controlling our expenses, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control, see “Item 1A. Risk Factors” in this report.”

Hancock’s cash flow related information as of and for the past three fiscal years follows (in thousands):

	2014	2013	2012

Net cash flows provided by (used in):
Operating activities	$3,242	$(5,700)	$(11,278)
Investing activities	(5,325)	(4,487)	(2,439)
Financing activities	3,163	7,931	15,131

Operating Activities

In 2014, the net loss plus non-cash adjustments to reconcile net loss to cash flow from operations, provided $3.3 million compared to $5.2 million for 2013. Among the changes in assets and liabilities, inventory increased by $1.6 million, accounts payable increased by $2.4 million and a cash contribution of $3.5 million was made to the defined benefit pension plan resulting in a net cash flow provided by operating activities of $3.2 million.

In 2013, the net loss plus non-cash adjustments to reconcile net loss to cash flow from operations, provided $5.2 million compared to $0.9 million for 2012. Among the changes in assets and liabilities, inventory increased $6.6 million, accounts payable increased by $1.7 million and a cash contribution of $5.4 million was made to the defined benefit pension plan resulting in a net cash flow used in operating activities of $5.7 million.

.

We believe future inventory reductions can be obtained as we refine our supply chain management systems, but this additional efficiency did not occur in 2014, 2013 or 2012 and may not occur in the near-term as we continue to modify our product offering to drive sales growth.

Accounts payable as a percentage of inventory was 21.0%, 19.1% and 18.5% at year-end 2014, 2013 and 2012, respectively.

The Company expects to make contributions to its defined benefit pension plan during 2015 of $4.8 million.

Investing Activities

Cash used for investing activities consists primarily of purchases and sales of property and equipment.

During 2014, expenditures for investing activities consisted of store fixtures and leasehold improvements relating to seven new stores, six relocated units, six remodels and development costs related to the re-launch of the Company website. During 2013, expenditures for investing activities consisted of store fixtures for three new stores, nine remodels and six relocations, store leasehold improvements and maintenance capital expenditures at the distribution center. Expenditures for 2012 consisted of store fixtures for one new store and eight relocations, and leasehold improvements. These activities totaled approximately $5.4 million, $4.5 million and $2.7 million for 2014, 2013 and 2012, respectively.

Financing Activities

During the three years presented outstanding borrowings have increased by $3.6 million, $8.9 million and $16.9 million for 2014, 2013 and 2012, respectively. This growth in outstanding debt has been used primarily to fund working capital needs, pay the required cash contribution to the defined benefit pension plan and for capital expenditures in each of those years.

General

We do not currently anticipate declaring or paying cash dividends on shares of our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant. Stock repurchases in 2014 were minor, consisting of small amounts of shares surrendered by employees to satisfy tax withholding obligations arising from the lapse of restrictions on shares of common stock.

Over the long term, our ability to improve our liquidity will ultimately depend on maintaining positive cash flow from operating activities through comparable sales increases, improved gross margin, and control of expenses.

Credit Facilities

The following should be read in conjunction with Note 5 to the accompanying Consolidated Financial Statements – Long-Term Debt Obligations and Note 15 of the accompanying Consolidated Financial Statements – Subsequent Events.

On November 15, 2012, the Company entered into an amended and restated loan and security agreement with its direct and indirect subsidiaries, General Electric Capital Corporation, as working capital agent, GA Capital, LLC, as term loan agent, and the lenders party thereto. The amended and restated loan and security agreement amends and restates the Company’s loan and security agreement dated as of August 1, 2008, and provides senior secured financing of $115 million, consisting of (a) an up to $100 million revolving credit facility (the "Revolver"), which includes a letter of credit sub-facility of up to $20.0 million, and (b) an up to $15 million term loan facility (the "Term Loan"). Availability of both the revolving credit facility and the term loan facility is determined by reference to the applicable borrowing base. Principal amounts outstanding under both the Revolver and the Term Loan are due and payable in full at maturity, on November 15, 2016, and bear interest at a rate equal to, at the option of the borrowers, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), or (b) a prime rate, in each case plus an applicable margin and adjusted for certain additional costs and fees. The applicable margins are subject to adjustment (up or down) prospectively for three calendar month periods based on the Company's average excess availability under the Revolver. As of January 31, 2015 the applicable margin for Revolver borrowings was 2.25% with respect to the Eurodollar Rate and 1.25% with respect to the prime rate loans and for Term Loan borrowings 10.0% with respect to the Eurodollar Rate and 9.00% with respect to prime rate loans.

The Revolver and Term Loan is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal tangible and intangible assets of the Company. As of January 31, 2015, the Company had outstanding borrowings under the Revolver of $59.1 million and $15.0 million under the Term Loan, and amounts available to borrow of $10.6 million.

At January 31, 2015, Hancock had commitments under the above credit facility of $1.0 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims, shipments of inventory, security bonds and freight charges totaling $6.6 million.

On April 22, 2015, the Company refinanced its existing credit facility with a new credit agreement which provides for senior secured financing of $117.5 million, see Note 15 of the Consolidated Financial Statements – Subsequent Events.

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

The New Notes bear interest at a variable rate, adjusted quarterly, equal to a LIBOR rate plus 12% per annum until maturity on November 20, 2017. Under the terms of the New Indenture, the Company is required to pay interest on the New Notes in cash quarterly in arrears on February 20, May 20, August 20, and November 20 of each year. The New Notes and the related guarantees provided by certain subsidiaries of the Company are secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets, in each case, subject to certain prior liens and other exceptions, but the New Notes are subordinated in right of payment in certain circumstances to all of the Company’s existing and future senior indebtedness, including the Company’s Amended and Restated Loan and Security Agreement, dated as of November 15, 2012. As of January 31, 2015, the outstanding balance on the New Notes was $8.2 million.

Off-Balance Sheet Arrangements

Hancock has no off-balance sheet financing arrangements. We lease our retail fabric store locations mainly under non-cancelable operating leases. Four of our store leases qualified for capital lease treatment. Future payments under operating leases are excluded from our balance sheet. The four capital lease obligations are reflected on our balance sheet.

Contractual Obligations and Commercial Commitments

The following is a summary of our contractual obligations and commercial commitments as of January 31, 2015 that will require the use of funds:

Contractual Obligations (in thousands)
			Less			More
	Note		than 1	1-3	4-5	than 5
	Reference	Total	Year	Years	Years	Years

Long-term debt (1)	5	$82,339	$-	$82,339	$-	$-
Minimum lease payments (2)	6	91,452	21,933	34,133	18,371	17,015
Standby letters of credit	5	6,575	6,575	-	-	-
Capital lease obligations (3)	6	3,765	472	801	742	1,750
Trade letters of credit		1,009	1,009	-	-	-
Open purchase orders		19,307	19,307	-	-	-
Total		$204,447	$49,296	$117,273	$19,113	$18,765

(1) The calculation of interest on the Revolver, the Term Loan and the New Notes is dependent on the average borrowings during the year and a variable interest rate. The interest rates on the Revolver, the Term Loan and the New Notes were approximately 2.42%, 11.50%, and 12.23% at January 31, 2015.  Interest payments are excluded from the table because of their subjectivity and the estimation required.

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

We believe that estimates related to the following areas involve a higher degree of judgment and/or complexity:

Inventories. We value inventory using the lower of weighted average cost or market method. Market price is generally based on the projected selling price of the merchandise. We regularly review inventories to determine if the carrying value of the inventory exceeds market value and we record a reserve to reduce the carrying value to its market price, as necessary. This policy is not expected to have a material impact on future earnings as product is sold. As of January 31, 2015, and January 25, 2014, we had recorded reserves totaling $2.2 million and $2.3 million, respectively.

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

We capitalize costs related to the acquisition, distribution, and handling of inventory as well as freight, duties and fees related to import purchases of inventory as a component of inventory each period. In determining the amount of costs to be allocated to inventory each period, we must estimate the amount of costs related to the inventory, based on inventory turnover ratios and the ratio of inventory flowing through the warehouse. Changes in these estimates from period-to-period could significantly change the reported amounts for inventory and cost of goods sold. As of January 31, 2015, we had capitalized costs related to acquisition, distribution, and handling in inventory of $10.6 million compared to $9.9 million as of January 25, 2014, and expensed $13.9 million as cost of sales during 2014 compared to $12.7 million during 2013.

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

Valuation of Long-Lived Assets. We review the net realizable value of long-lived assets at the individual store level whenever events or changes in circumstances indicate impairment testing is warranted. If the undiscounted cash flows are less than the carrying value, fair values based on the projected future discounted cash flows of the site and estimated liquidation proceeds are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. We have assessed our long-lived assets for all years presented and determined that none are impaired therefore a non-cash impairment charge has not been recognized. Impairment charges may be necessary in the future due to changes in estimated future cash flows.

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

Revenue Recognition. Sales are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. We allow customers to return merchandise under most circumstances. The reserve for returns was $127,000 at January 31, 2015 and $134,000 at January 25, 2014, and is included in accrued liabilities in the accompanying Consolidated Balance Sheet. The reserve is estimated based on our prior experience of returns made by customers after period end.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage	One-Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest costs	$12	$(11)
Effect on postretirement benefit obligation	141	(130)

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

Each of the 34 remaining stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. We performed a qualitative and quantitative test of goodwill for 2014 and determined that goodwill was not impaired. Impairment charges may be required in the future based on changes in the fair value of reporting units which will be evaluated, when events arise indicating potential impairment, and during the annual goodwill impairment evaluation performed in the fourth quarter of each fiscal year.

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

At the present time, we do not anticipate recognizing any portion of our deferred income tax benefit in fiscal year 2015.

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

On February 17, 2015, Mr. Subin sold the $4.2 million of Floating Rate Series A Secured Notes Due 2017.

We did not enter into any other material transactions with related parties during fiscal years 2014, 2013, or 2012.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 2 – Summary of Significant Accounting Policies and Basis of Accounting in the Notes to Consolidated Financial Statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not hold derivative financial or commodity instruments at January 31, 2015.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, all loans under the Revolver and the Term Loan bear interest at either (a) a floating interest rate plus the applicable margins or (b) absent a default, a fixed interest rate for periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margins. As of January 31, 2015, we had borrowings outstanding of approximately $59.1 million under the Revolver and $15.0 million under the Term Loan. If interest rates increased 100 basis points, our annual interest expense would increase approximately $741,000, assuming borrowings under the Revolver and Term Loan as existed at January 31, 2015.

In addition to the Revolver and Term Loan, as of January 31, 2015 the Company has outstanding New Notes for $8.2 million on which interest is payable quarterly in arrears on February 20, May 20, August 20 and November 20 of each year. The quarterly interest is payable at LIBOR plus 12.0% on the New Notes. If interest rates increased 100 basis points, our annual interest expense would increase $82,000, assuming borrowings under the New Notes as existed at January 31, 2015.

Foreign Currency Risk

All of our business is transacted in U.S. dollars and, accordingly, fluctuations in the valuation of the dollar against other currencies will affect product costs. No significant impact was experienced on 2014 results. As of January 31, 2015, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hancock Fabrics, Inc.

Consolidated Balance Sheets

January 31, 2015 and January 25, 2014	2014	2013
(in thousands, except for share and per share amounts)
Assets
Current assets:
Cash	$2,886	$1,806
Receivables	4,335	5,259
Inventories	108,917	107,180
Prepaid expenses	2,565	2,107
Total current assets	118,703	116,352

Property and equipment, net	33,637	33,409
Goodwill	2,880	2,880
Other assets	1,832	2,431
Total assets	$157,052	$155,072

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$22,845	$20,466
Accrued liabilities	14,515	13,742
Total current liabilities	37,360	34,208

Long-term debt obligations	82,339	78,691
Capital lease obligations	2,401	2,605
Postretirement benefits other than pensions	3,056	2,728
Pension and SERP liabilities	43,759	28,407
Other liabilities	5,702	5,351
Total liabilities	174,617	151,990

Commitments and contingencies (See Note 6 and 13)

Shareholders' (deficit) equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 35,507,986 and 35,116,436 issued and 22,006,329 and 21,641,004 outstanding, respectively	355	351
Additional paid-in capital	91,892	91,360
Retained earnings	91,331	94,484
Treasury stock, at cost, 13,501,657 and 13,475,432 shares held, respectively	(153,812)	(153,793)
Accumulated other comprehensive loss	(47,331)	(29,320)
Total shareholders' (deficit) equity	(17,565)	3,082
Total liabilities and shareholders' (deficit) equity	$157,052	$155,072

The accompanying notes are an integral part of these consolidated statements.

Hancock Fabrics, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

Years Ended January 31, 2015, January 25, 2014, and January 26, 2013	2014	2013	2012
(in thousands, except per share amounts)

Sales	$283,144	$276,030	$277,989
Cost of goods sold	162,141	157,275	165,852

Gross profit	121,003	118,755	112,137

Selling, general and administrative expenses	114,172	111,107	109,653
Depreciation and amortization	4,095	3,623	3,717

Operating income (loss)	2,736	4,025	(1,233)

Interest expense, net	5,889	5,967	7,277

Loss before income taxes	(3,153)	(1,942)	(8,510)
Income taxes	-	-	-

Net loss	$(3,153)	$(1,942)	$(8,510)

Other comprehensive (loss) income:
Changes in minimum pension, SERP and postretirement liabilities (net of taxes of $0)	(18,011)	1,945	(3,585)

Comprehensive (loss) income	$(21,164)	$3	$(12,095)

Net loss per share, basic and diluted	$(0.15)	$(0.09)	$(0.42)

Weighted average shares outstanding
Basic and diluted	21,009	20,562	20,046

The accompanying notes are an integral part of these consolidated statements.

Hancock Fabrics, Inc.

Consolidated Statements of Shareholders' (Deficit) Equity

Years Ended January 31, 2015, January 25, 2014, and January 26, 2013
(in thousands, except number of shares)
							Accumulated Other	Total
			Additional				Comprehensive	Shareholders'
	Common Stock		Paid-in	Retained	Treasury Stock		Income	(Deficit)
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Equity
Balance January 28, 2012	33,914,711	$339	$90,013	$104,936	(13,403,588)	$(153,737)	$(27,680)	$13,871
Net loss				(8,510)				(8,510)
Minimum pension, SERP and postretirement liabilities, net of taxes of $0							(3,585)	(3,585)
Issuance of restricted stock	1,016,900	10	(10)					-
Cancellation of restricted stock	(23,400)	-	-					-
Stock-based compensation expense			718					718
Vesting of restricted stock units	69,999	1	(1)					-
Purchases of treasury stock					(3,825)	(3)		(3)
Balance January 26, 2013	34,978,210	350	90,720	96,426	(13,407,413)	(153,740)	(31,265)	2,491
Net loss				(1,942)				(1,942)
Minimum pension, SERP and postretirement liabilities, net of taxes of $0							1,945	1,945
Stock options exercised	23,537	-	18					18
Issuance of restricted stock	152,000	1	(1)					-
Cancellation of restricted stock	(129,885)	(1)	1					-
Stock-based compensation expense			623					623
Vesting of restricted stock units	92,574	1	(1)					-
Purchases of treasury stock					(68,019)	(53)		(53)
Balance January 25, 2014	35,116,436	351	91,360	94,484	(13,475,432)	(153,793)	(29,320)	3,082
Net loss				(3,153)				(3,153)
Minimum pension, SERP and postretirement liabilities, net of taxes of $0							(18,011)	(18,011)
Issuance of restricted stock	418,000	4	(4)					-
Cancellation of restricted stock	(113,962)	(1)	1					-
Stock-based compensation expense			536					536
Vesting of restricted stock units	87,512	1	(1)					-
Purchases of treasury stock					(26,225)	(19)		(19)
Balance January 31, 2015	35,507,986	$355	$91,892	$91,331	(13,501,657)	$(153,812)	$(47,331)	$(17,565)

The accompanying notes are an integral part of these consolidated statements.

Hancock Fabrics, Inc.

Consolidated Statements of Cash Flows

Years Ended January 31, 2015, January 25, 2014, and January 26, 2013
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net loss	$(3,153)	$(1,942)	$(8,510)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities
Depreciation and amortization, including cost of goods sold	4,951	4,693	5,352
Amortization of deferred loan costs	722	720	466
Amortization of note discount	-	379	3,136
Amortization of prepaid rent	86	138	271
Stock-based compensation	536	623	718
Inventory valuation reserve	(111)	431	(634)
Impairment on property and equipment, goodwill, and other assets	-	-	-
Loss on disposition of property and equipment	137	159	144
Other	93	27	(55)
Change in assets and liabilities:
Receivables and prepaid expenses	466	(997)	693
Inventories	(1,617)	(6,569)	(5,039)
Other assets	79	(67)	50
Accounts payable	2,379	1,764	(648)
Accrued liabilities	784	(339)	(2,353)
Postretirement benefits other than pensions	(707)	(1,096)	(963)
Pension and SERP liabilities	(1,624)	(3,420)	(3,138)
Other liabilities	221	(204)	(768)
Net cash provided by (used in) operating activities	3,242	(5,700)	(11,278)
Cash flows from investing activities:
Additions to property and equipment	(5,412)	(4,509)	(2,698)
Proceeds from the disposition of property and equipment	87	22	259
Net cash used in investing activities	(5,325)	(4,487)	(2,439)
Cash flows from financing activities:
Net borrowings on revolving credit facility	3,648	14,079	25,071
Net payments on notes	-	(5,141)	(8,206)
Payments for loan costs	(288)	(817)	(1,595)
Other	(197)	(190)	(139)
Net cash provided by financing activities	3,163	7,931	15,131
Increase (decrease) in cash	1,080	(2,256)	1,414
Cash:
Beginning of year	1,806	4,062	2,648
End of year	$2,886	$1,806	$4,062
Supplemental disclosures:
Cash paid during the period for:
Interest	$5,247	$4,879	$3,648
Contributions to the defined benefit pension plan	3,495	5,420	5,012
Income taxes	-	-	-

Non-cash change in funded status of benefit plans	$(18,011)	$1,945	$(3,585)

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. As of January 31, 2015, Hancock operated 263 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

Note 2 - Summary of Significant Accounting Policies and Basis of Accounting

Consolidated Financial Statements include the accounts of Hancock and its wholly owned subsidiaries. All inter-company accounts and transactions are eliminated. The Company maintains its financial records on a 52-53 week fiscal year ending on the last Saturday in January. During fiscal 2012 the Company changed the fiscal year end date from the Saturday closest to January 31, to the last Saturday in January. Fiscal years 2014, 2013, and 2012 as used herein, refer to the years ended January 31, 2015, January 25, 2014, and January 26, 2013, respectively. Fiscal years 2013 and 2012, contained 52 weeks, and 2014 contained 53 weeks.

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

Revenue recognition occurs at the time of sale of merchandise to Hancock’s customers, in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. Sales include the sale of merchandise at the Company’s retail stores and internet store, net of discounts, sales taxes collected and estimated customer returns. The Company allows customers to return merchandise under most circumstances. The reserve for returns was $127,000 at January 31, 2015 and $134,000 at January 25, 2014, and is included in accrued liabilities in the accompanying consolidated balance sheets. The reserve is estimated based on the Company’s prior experience of returns made by customers.

Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company escheats a portion of unredeemed gift cards according to Delaware escheatment requirements that govern remittance of the cost of the merchandise portion of unredeemed gift cards over five years old. After reflecting the amount to be escheated, any remaining liability after 60 months (referred to as breakage) is relieved and recognized as a reduction of selling, general, and administrative expenses as an offset to the costs of administering the gift card program. The liability for gift cards is recorded in accrued liabilities and was $1.8 million at January 31, 2015 and $1.5 million at January 25, 2014.

Cost of goods sold includes merchandise net of vendor allowances and rebates, freight, and sourcing and warehousing costs.

Cash and cash equivalents. Cash on hand and in banks, together with other highly liquid investments which are subject to market fluctuations and having an initial maturity of three months or less, are classified as cash. There were no cash equivalents at January 31, 2015, and January 25, 2014.

Receivables include amounts due from vendors for rebates on merchandise, amounts related to insurance claims, revenue and expense reimbursements from a third party loyalty program and amounts from financial institutions for credit card payments received for the sale of merchandise.

Inventories consist of fabrics, sewing notions, and patterns held for sale and are stated at the lower of cost or market; cost is determined by the weighted average cost method. The costs related to sourcing and warehousing as well as freight, duties, and fees related to purchases of inventories are capitalized into ending inventory with the net change recorded as a component of costs of goods sold. At January 31, 2015 and January 25, 2014, inventories included such capitalized costs for sourcing and warehousing totaling $10.6 million and $9.9 million, respectively. During fiscal 2014, 2013, and 2012 the Company included in cost of goods sold $13.0 million, $11.6 million, and $12.3 million, respectively, related to sourcing and warehousing costs, and $0.9 million, $1.1 million, and $1.6 million, respectively, related to depreciation and amortization expense.

Hancock utilizes perpetual inventory records to value inventory at its various locations. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third-party inventory counting service, with substantially all stores open longer than one-year subject to at least one count in each fiscal year. The Company adjusts its perpetual records based on the results of the physical counts.

The Company maintains a provision for estimated shrinkage based on the actual historical physical inventory results. The Company compares its estimates to the actual results of the physical inventory counts as they are taken and periodically adjust the shrink estimates accordingly. The provision for shrink represents an estimated of inventory shrinkage at each location since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results.

Hancock provides for slow-moving or obsolete inventories throughout the year by marking down impacted inventory to its net realizable value. In addition, Hancock records specific reserves when necessary to the extent that markdowns have not yet been reflected. At January 31, 2015 and January 25, 2014, the amount of such reserves totaled $2.2 million and $2.3 million, respectively.

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

Long-lived asset impairment is assessed when events or changes in circumstances indicate impairment testing is warranted. The assessment is performed at the individual store level by comparing the carrying value of the assets with their estimated future undiscounted cash flows in accordance with ASC 360, “Property, Plant and Equipment”. If the undiscounted cash flows are less than the carrying value, the discounted cash flows or comparable fair values are compared to the carrying value to determine the amount of the impairment loss to be recognized during that period. Fair values are estimated based on the discounted cash flows plus the proceeds from the estimated liquidation values of the assets. During 2014 and 2013, the Company evaluated the carrying amount of certain store related long-lived assets and determined that no impairment was appropriate. During 2012, the Company determined there were no events that indicate the need for impairment testing.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. On at least an annual basis or when events or changes in circumstances indicate impairment may have occurred, a two-step approach is used to test for impairment. First, a qualitative test is performed to determine if it is more likely than not that impairment has occurred. If the qualitative test yields a 50% or greater probability that impairment has occurred then a two-step quantitative test is performed in which the fair value of Hancock’s reporting units are estimated using the discounted present value of future cash flows approach and then compared with their carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess not to exceed the carrying amount of the goodwill. The fair value of the reporting unit is estimated using the discounted present value of future cash flows. Each of the stores acquired in two separate transactions that resulted in the recognition of goodwill represents a reporting unit. Impairment of goodwill was not necessary for 2014, 2013 or 2012.

Accounts Payable, as of January 31, 2015, and January 25, 2014, includes $1.9 million and $2.7 million, respectively, for checks that are issued and outstanding.

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

Advertising, including production costs, is charged to expense in the period in which advertising first takes place. At January 31, 2015, $235,000 of advertising was reported as an asset. Advertising expense was $11.1 million for 2014, $11.1 million for 2013, and $10.0 million for 2012.

Pre-opening costs of new stores are charged to expense as incurred.

Loss per share is presented for basic and diluted loss per share. Basic loss per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, which represent common shares outstanding, less treasury stock and non-vested restricted shares. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Hancock. For the fiscal years 2014, 2013, and 2012, basic and diluted loss per share are the same because the Company was in a loss position and the effect of additional securities or contracts to purchase additional common stock would be anti-dilutive. As of January 31, 2015, warrants entitling the purchase of an aggregate 9,838,000 shares at an exercise price per share of $0.59 are outstanding and are exercisable at any time until November 20, 2019 on a cashless basis.

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

Stock-based compensation expense is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from the estimates.

Comprehensive (loss) income and the components of accumulated comprehensive (loss) income include net (loss) income and the changes in benefit plan liabilities, net of taxes.

Treasury stock is repurchased periodically by Hancock. These treasury stock transactions are recorded using the cost method.

Concentration of Credit Risk. Financial instruments which potentially subject Hancock to concentrations of risk are primarily cash and receivables. Hancock places its cash in various insured depository institutions which limits the amount of credit exposure to any one institution. Occasionally our cash deposits with financial institutions exceed federal insurance provided on such deposits but to date the Company has not experienced any losses on such deposits.

In the ordinary course of business, Hancock extends credit to certain parties which are unsecured; however, Hancock has not historically had significant losses on the realization of such assets.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. While we are still in the process of evaluating the effect of adoption on our financial statements, we do not currently expect a material impact on our results of operations, cash flows or financial position.

Note 3 - Property and Equipment

Property and Equipment consists of the following (in thousands):

	2014	2013

Buildings and improvements	$26,025	$26,026
Leasehold improvements	7,773	6,675
Fixtures and equipment	56,495	59,720
Assets held for sale	0	74
	90,293	92,495
Accumulated depreciation and amortization	(57,869)	(60,299)
	32,424	32,196
Land	1,213	1,213
Total property and equipment, net	$33,637	$33,409

The Company recorded $4.1 million, $3.6 million and $3.7 million of depreciation expense for the years 2014, 2013 and 2012, respectively. The Company also expensed $0.9 million, $1.1 million and $1.6 million of depreciation to cost of sales in 2014, 2013 and 2012, respectively.

Assets held under capital leases amounted to $3.6 million at the end of fiscal years 2014 and 2013, respectively. Accumulated depreciation related to these assets at the end of fiscal year 2014 and 2013, totaled $1.5 million and $1.3 million, respectively. Related depreciation expense amounted to $171,000, $168,000, $168,000 for 2014, 2013 and 2012, respectively.

Note 4 - Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	2014	2013

Property taxes	$2,273	$2,590
Payroll and benefits	2,336	2,954
Workers' compensation and deferred compensation	2,762	2,316
Gift card / merchandise credit liability	1,815	1,496
Short-term lease obligations	1,471	1,469
Sales taxes	1,606	914
Medical claims, customer liability claims and property claims	1,349	892
Other	903	1,111
	$14,515	$13,742

Note 5 – Long-Term Debt Obligations

Long-Term Debt Obligations consist of the following (in thousands):

	2014	2013

Revolver	$59,135	$55,487
Term Loan	15,000	15,000
New Notes	8,204	8,204
Long-term debt obligations	$82,339	$78,691

Revolver and Term Loan Facility - On November 15, 2012, the Company entered into an amended and restated loan and security agreement with its direct and indirect subsidiaries, General Electric Capital Corporation, as working capital agent, GA Capital, LLC, as term loan agent, and the lenders party thereto. The amended and restated loan and security agreement amends and restates the Company’s loan and security agreement dated as of August 1, 2008, and provides senior secured financing of $115 million, consisting of (a) an up to $100 million revolving credit facility (the "Revolver"), which includes a letter of credit sub-facility of up to $20.0 million, and (b) an up to $15 million term loan facility (the "Term Loan"). Availability of both the revolving credit facility and the term loan facility is determined by reference to the applicable borrowing base. Principal amounts outstanding under both the Revolver and the Term Loan are due and payable in full at maturity, on November 15, 2016, and bear interest at a rate equal to, at the option of the borrowers, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), or (b) a prime rate, in each case plus an applicable margin and adjusted for certain additional costs and fees. The applicable margins are subject to adjustment (up or down) prospectively for three calendar month periods based on the Company's average excess availability under the Revolver. As of January 31, 2015 the applicable margin for Revolver borrowings was 2.25% with respect to the Eurodollar Rate and 1.25% with respect to the prime rate loans and for Term Loan borrowings 10.0% with respect to the Eurodollar Rate and 9.00% with respect to prime rate loans.

The Revolver and Term Loan is collateralized by a fully perfected first priority security interest in all of the existing and after acquired real and personal tangible and intangible assets of the Company. As of January 31, 2015, the Company had amounts available to borrow of $10.6 million under the Revolver.

At January 31, 2015, Hancock had commitments under the above credit facility of $1.0 million, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit to guarantee payment of potential insurance claims, shipments of inventory, security bonds and freight charges totaling $6.6 million.

On April 22, 2015, the Company refinanced its existing credit facility with a new credit agreement which provides for senior secured financing of $117.5 million, see Note 15 of the Consolidated Financial Statements – Subsequent Events.

New Notes and Warrants - On November 20, 2012, the Company exchanged approximately $16.4 million aggregate principal amount of the Company’s outstanding $21.6 million of Floating Rate Series A Secured Notes (the “Existing Notes”) originally issued pursuant to an Indenture dated as of June 17, 2008 (the “2008 Indenture”) between the Company and Deutsche Bank National Trust Company (“DBNTC”), as trustee thereunder, for (a) the Company’s Floating Rate Series A Secured Notes Due 2017 in an aggregate principal amount of approximately $8.2 million (the “New Notes”) issued pursuant to an indenture dated as of November 20, 2012 between the Company and DBNTC, as trustee thereunder (the “New Indenture”), and (b) cash consideration in the aggregate amount of approximately $8.2 million. After completion of the exchange, approximately $5.1 million aggregate principal amount of Existing Notes remained outstanding under the 2008 Indenture. On January 31, 2013, the Company used funds from the Revolver to retire the remaining $5.1 million of Existing Notes outstanding and wrote off the related unamortized discount of $379,000.

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

Note 6 - Long-Term Leases

Hancock leases its retail fabric store locations mainly under non-cancelable operating leases expiring at various dates through 2025. Four of the Company’s stores qualify for capital lease treatment. Two of the leases expire in 2020; the others expire in 2016 and 2021.

Rent expense consists of the following (in thousands):

	2014	2013	2012

Minimum rent	$22,123	$22,031	$21,949
Common area maintenance	1,789	1,734	2,018
Straight-line rent adjustment	(99)	12	(61)
Equipment leases	462	374	405
Additional rent based on sales	43	42	51
Taxes	3,823	3,694	3,838
Insurance	403	377	385

	$28,544	$28,264	$28,585

The amounts shown in the minimum rental table below reflect only future minimum rent payments required under existing store operating leases and income from non-cancelable sublease rentals. In addition to those obligations, certain of Hancock’s store operating leases require payment of pass-through costs such as common area maintenance, taxes, and insurance.

Future minimum rental payments under all operating and capital leases as of January 31, 2015, are as follows (in thousands):

	Operating Leases
		Sublease	Capital
Fiscal Year	Payments	Rentals	Leases
2015	$22,257	$(324)	$472
2016	19,511	(299)	430
2017	15,052	(131)	371
2018	11,023	(96)	371
2019	7,540	(96)	371
Thereafter	17,198	(183)	1,750
Total minimum lease payments (income)	$92,581	$(1,129)	3,765

Less imputed interest			(1,160)
Present value of capital lease obligations			2,605
Less current portion			(204)
Long-term capital lease obligations			$2,401

Note 7 - Income Taxes

Due to the Company operating at a net loss, no income tax expense was recognized in any of the three years presented.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2014	2013	2012

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	3.1	3.1	3.1
Other permanent differences	(1.2)	(1.4)	(0.5)
Valuation allowance	(36.9)	(36.7)	(37.6)
Other	-	-	-
Effective tax rate	-%	-%	-%

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

The deferred tax assets are comprised of the following (in thousands):

	2014	2013
Deferred tax assets:
NOL carryforward	$31,716	$28,794
Pension and other postretirement benefits	20,036	14,287
Deferred compensation	2,625	2,648
Reserves and accruals	1,833	1,974
Inventory valuation method	4,009	4,306
Property and equipment	1,911	2,331
Other	(1,304)	(1,200)
Total deferred tax asset	60,826	53,140
Valuation allowance	(60,826)	(53,140)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. At January 31, 2015, the Company had a usable net operating loss carryforward of approximately $74.3 million for federal income tax purposes, which will be available to offset future taxable income until they expire between 2027 and 2034, and a usable $186.4 million net operating loss carryforward for state income tax purposes, which will be available to offset future taxable income until they expire between 2015 and 2034. The Company recognizes its pension and other postretirement benefit liabilities as a deferred tax asset but since the realization of such tax benefit is contingent upon the future payment of such amounts, a full valuation allowance is established for these deferred tax assets.

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

The Company classifies interest and penalties related to uncertain tax positions as a component of tax expense. At January 31, 2015, the Company had no unrecognized tax differences which should have impacted the effective tax rate in fiscal 2014. No interest and penalties were included in the balance sheet or statement of operations as of or for the year ended January 31, 2015.

As of January 31, 2015, the Company files tax returns with the Federal government and approximately 37 different states. Our U.S. federal returns have not been examined since 2004. We are audited by the taxing authorities of many states and are subject to examination by these taxing jurisdictions for years generally after 2010. The tax authorities may have the right to examine prior periods where federal and state net operating loss carryforwards were generated, and make adjustments up to the amount of the net operating loss carryforward amounts.

Note 8 - Other Liabilities

Other liabilities consisted of the following (in thousands):

	2014	2013
Long-term workers' compensation and deferred compensation	$2,182	$2,785
Long-term straight-line rent accrual	1,842	1,805
Unapplied rent credits	1,243	277
Asset retirement obligation	312	311
Other	123	173
	$5,702	$5,351

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

Stock Repurchase Plan. The Company has repurchased approximately 13.5 million shares of its Common Stock. There are 243,245 shares available for repurchase as of January 31, 2015, under the most recent authorization.

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

Note 10 – Loss per Share

Basic loss per share and diluted loss per share are the same for all periods presented because potentially dilutive shares are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. The table below is presented in thousands, except per share amounts:

Years Ended
	January 31, 2015			January 25, 2014			January 26, 2013
	Net		Per Share	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount	Loss	Shares	Amount
Basic and diluted EPS
Loss available to common shareholders	$(3,153)	21,009	$(0.15)	$(1,942)	20,562	$(0.09)	$(8,510)	20,046	$(0.42)

Certain options to purchase shares of Hancock’s common stock totaling 814,000, 1,408,000, and 1,680,000, shares were outstanding during the fiscal years 2014, 2013, and 2012, respectively, but were not included in the computation of diluted loss per share because the exercise price was greater than the average price of common shares. Additionally, securities totaling 11,548,000, 12,766,000, and 12,096,000 equivalent shares were excluded in 2014, 2013 and 2012, respectively as such shares were anti-dilutive.

Note 11 – Stock-Based Compensation

The Company’s stock-based compensation consists of compensation for stock options and restricted stock. Total cost for stock-based compensation included in net loss was $536,000 for 2014, $623,000 for 2013 and $718,000 for 2012.

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

On April 16, 2009, the Stock Plan Committee of the Company’s Board of Directors amended the 2001 Plan, as amended and restated, to provide for the issuance of stock options under the terms of the Long Term Incentive Plan. In general, the Long Term Incentive Plan provides for the granting of stock options with vesting over three years conditional on achieving annual performance goals as determined by the Board of Directors. If the goals are not achieved, the shares available for vesting that year are forfeited. As of January 31, 2015, a total of 745,521 shares remain available for grant under the 2001 Plan, as amended and restated.

A summary of stock option activity in the 2001 Plan for the years ended 2014, 2013 and 2012 follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,798,718	$1.13	1,963,037	$1.50	933,366	$3.48

Granted	121,411	$.84	468,917	$.80	1,540,930	$.77

Forfeited / canceled	(455,150)	$1.91	(609,699)	$2.47	(511,259)	$3.97

Exercised	-	$-	(23,537)	$.79	-	$-

Shares outstanding, vested, and expected to vest at end of year	1,402,178

Outstanding at end of year	1,464,979	$.91	1,798,718	$1.13	1,963,037	$1.50

Exercisable at end of year	939,454	$.98	722,218	$1.65	576,102	$3.15

The total intrinsic value of shares exercised during the years 2014, 2013 and 2012 was $0, $4,982 and $0, respectively. Cash proceeds from stock options exercised were $18,674 during the year 2013. The tax benefit related to stock option exercises will not be recognized until the net operating loss carryforward has been utilized.

For shares outstanding, vested, and expected to vest the intrinsic value is $19,199 and the weighted average remaining contractual life is 3.95 years at January 31, 2015.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes Option Valuation Model with the following weighted average assumptions:

	2014	2013	2012

Weighted average grant-date fair value	$0.51	$0.48	$0.38
Assumptions:
Expected dividend yield	0%	0%	0%
Expected volitility	105.5%	110.4%	102.0%
Risk-free interest rate	1.10%	0.49%	0.38%
Expected option life (in years)	3.39	2.82	2.41

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

A summary of the outstanding and exercisable options as of January 31, 2015, follows:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number	Average	Average	Number	Average	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Remaining	Exercise
Exercise Prices	1/31/2015	Life (Years)	Price	at 1/31/15	Life (Years)	Price
$0.40 to $0.65	189,342	3.98	$0.55	133,543		$0.55
$0.72 to $0.77	286,853	5.58	$0.73	110,919		$0.72
$0.81 to $0.88	558,545	4.25	$0.85	368,169		$0.85
$0.94 to $1.30	243,239	4.63	$1.02	139,823		$1.06
$1.45 to $3.47	187,000	1.22	$1.64	187,000		$1.64
$0.40 to $3.47	1,464,979	4.02		939,454	3.42

Intrinsic value	$19,538			$13,301

Restricted Stock. The 2001 Plan, as amended and restated, authorized the granting of up to 6,300,000 shares of restricted stock or stock options. During 2014, 2013 and 2012, restricted shares or restricted stock units totaling 418,000, 274,800 and 1,773,519 respectively, were issued to directors, officers and key employees under the 2001 Plan. Compensation expense related to restricted stock issued is recognized over the period for which restrictions apply.

A summary of restricted stock and restricted stock unit activity in the 2001 Plan for the years ended 2014, 2013 and 2012, follow:

	2014		2013		2012

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares at beginning of year	1,187,894	$0.87	1,650,345	$0.90	602,357	$1.14
Granted	418,000	$0.78	274,800	$0.82	1,773,519	$0.85
Vested	(456,383)	$0.91	(502,367)	$0.93	(470,513)	$1.01
Forfeited	(292,723)	$0.84	(234,884)	$0.86	(255,018)	$0.94
Nonvested shares at end of year	856,788	$0.81	1,187,894	$0.87	1,650,345	$0.90

As of January 31, 2015, there was $588,010 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested during the years ended January 31, 2015, January 24, 2014, and January 26, 2013 was $414,000, $469,000 and $477,000, respectively.

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

Changes in projected benefit obligation and fair value of plan assets (in thousands)

	Retirement Plan		SERP

	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$91,472	$95,286	$1,024	$1,078
Service cost	607	612	-	-
Interest cost	4,126	3,992	43	42
Benefits paid	(6,313)	(5,209)	(74)	(74)
Plan expenses paid	(860)	(606)	-	-
Actuarial (gain) loss	16,843	(2,603)	42	(22)
Benefit obligation at end of year	$105,875	$91,472	$1,035	$1,024

Change in plan assets
Fair value of plan assets at beginning of year	$64,015	$61,175
Actual return on plan assets	2,741	3,235
Employer Contributions	3,495	5,420
Plan expenses paid	(860)	(606)
Benefits paid	(6,313)	(5,209)
Fair value of plan assets at end of year	$63,078	$64,015

Funded Status

The funded status and the amounts recognized in Hancock’s consolidated balance sheet for the retirement plans based on an actuarial valuation were as follows (in thousands):

	Retirement Plan		SERP

	2014	2013	2014	2013

Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$-	$-	$73	$74
Non-current liabilities	42,797	27,457	962	950
Total liability at end of year	$42,797	$27,457	$1,035	$1,024

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$55,532	$38,586	$360	$330

The actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the following fiscal year is $1,987,000 for the Retirement Plan and $13,000 for the SERP and the estimated prior service cost/(credit) for both plans will be zero.

Components of net periodic benefit cost (in thousands)

	Retirement Plan			SERP

	2014	2013	2012	2014	2013	2012

Service cost	$607	$612	$600	$-	$-	$-
Interest cost	4,126	3,992	4,153	43	42	45
Expected return on plan assets	(4,214)	(4,041)	(4,153)	-	-	-
Actuarial loss	1,369	1,455	1,293	12	13	11
Net periodic benefit cost	$1,888	$2,018	$1,893	$55	$55	$56

Other changes in plan assets and benefit obligation recognized in other comprehensive loss (income) (in thousands)

	Retirement Plan		SERP

	2014	2013	2014	2013

Net actuarial loss (income)	$18,315	$(1,797)	$42	$(22)
Reversal of amortization - net actuarial gain	(1,369)	(1,455)	(12)	(13)
Total recognized in other comprehensive loss (income)	$16,946	$(3,252)	$30	$(35)

Accumulated benefit obligation

The accumulated benefit obligation for the retirement plan was $105.9 million and $91.5 million at the measurement dates of January 31, 2015, and January 25, 2014, respectively. The accumulated benefit obligation for the SERP was $1.0 million and $1.0 million at the measurement dates of January 31, 2015, and January 25, 2014, respectively.

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	Retirement Plan		SERP
	2014	2013	2014	2013

Discount rate	3.69%	4.65%	3.47%	4.34%
Expected Long-Term Rate of Return	6.72%	6.72%	N/A	N/A
Rate of increase in compensation levels	N/A	N/A	N/A	N/A

Weighted-average actuarial assumptions used in the valuations to determine net periodic benefit cost were as follows:

	Retirement Plan			SERP

	2014	2013	2012	2014	2013	2012

Discount rate	4.65%	4.31%	4.74%	4.34%	4.03%	4.53%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on assets	6.72%	6.72%	7.50%	N/A	N/A	N/A

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

(in thousands)	Plan Assets
	January 31, 2015
	Level 1	Level 2	Total	Target Allocation
Equity securities	$26,927	$9,717	$36,644	60%
Fixed Income
Mutual funds	25,081	-	25,081
Cash and Equivalents	1,353	-	1,353
	26,434	-	26,434	40%

Total	$53,361	$9,717	$63,078	100%

	Plan Assets
	January 25, 2014
	Level 1	Level 2	Total	Target Allocation
Equity securities	$27,169	$10,032	$37,201	60%
Fixed Income
Mutual funds	25,700	-	25,700
Cash and Equivalents	1,114	-	1,114
	26,814	-	26,814	40%

Total	$53,983	$10,032	$64,015	100%

Contributions

Hancock made contributions of $3.5 million during 2014 and expects to make contributions of $4.8 million to the retirement plan during 2015. This estimate is based on many assumptions including asset values, actual rates of return on plan assets, assumed discount rates, projected census data, and recently passed legislation regarding funding requirements.  Accordingly, actual contribution amounts could vary greatly from the estimated amounts.

Contributions to the SERP are made as benefits are paid.

Estimated Future Benefit Payments (in thousands)

	Retirement
	Plan	SERP
2015	$5,808	$73
2016	5,917	72
2017	6,004	71
2018	6,061	70
2019	6,114	72
Years 2020 through 2024	30,715	338

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

Changes in Accumulated Postretirement Benefit Obligation (in thousands)

	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$2,911	$2,664
Service cost	54	70
Interest cost	133	112
Plan amendments	-	102
Benefits paid	(268)	(648)
Actuarial (gain)/loss	219	329
Plan participant contributions	230	282
Total	$3,279	$2,911

Funded Status

The funded status and the amounts recognized in Hancock’s consolidated balance sheets for other postretirement benefits based on an actuarial valuation were as follows (in thousands):

	2014	2013
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$223	$183
Non-current liabilities	3,056	2,728
Net liability at end of year	$3,279	$2,911

Amounts recognized in Accumulated other comprehensive income
Prior service credit	$(2,403)	$(3,084)
Net actuarial (gain)/loss	(940)	(1,294)
Total	$(3,343)	$(4,378)

Components of net periodic benefit cost (in thousands)

	2014	2013	2012

Service costs	$54	$70	$59
Interest costs	133	112	113
Amortization of prior service credits	(680)	(722)	(710)
Amortization of net actuarial gain	(136)	(190)	(223)
Net periodic postretirement costs gain	$(629)	$(730)	$(761)

The estimated prior service credit and actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 are $680,000 and $124,000, respectively.

Other changes in the benefit obligation recognized in other comprehensive loss (in thousands)

	2014	2013

Net actuarial (gain)/loss	$219	$329
Prior Service Cost	-	102
Reversal of amortization - net actuarial loss	135	190
Reversal of amortization - prior service cost	680	722
Total recognized in other comprehensive loss	$1,034	$1,343

Assumptions

Weighted-average actuarial assumptions used in the period-end valuations to determine benefit obligations were as follows:

	2014	2013

Discount rate	3.50%	4.71%
Rate of increase in compensation levels	2.50%	2.50%

Weighted-average actuarial assumptions used in the valuations to determine net periodic benefit cost were as follows:

	2014	2013	2012

Discount rate	4.71%	4.35%	4.81%
Expected return on plan assets	N/A	N/A	N/A
Rate of increase in compensation levels	2.50%	2.50%	2.50%

The discount rate is the rate used to determine the present value of the Company’s future benefit obligation for its postretirement benefit plan. The discount rate selected for each plan was developed using the expected cash flows and the Aon Hewitt AA Above Median Curve at the plan’s measurement date.

Assumed Health Care Cost Trend Rates

	2014	2013
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate at which it is assumed to remain	2025	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care trend rates would have the following effects (in thousands):

	One-Percentage	One-Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest costs	$12	$(11)
Effect on postretirement benefit obligation	141	(130)

Contributions

Hancock currently contributes to the plan as medical and dental benefits are paid. The Company expects to continue to do so in 2015 for all eligible present or future retirees electing to pay the estimated cost of medical/dental/life insurance coverage provided by the Company. Claims paid in fiscal 2014, 2013, and 2012, net of employee contributions, totaled $37,000, $377,000, and $160,000, respectively. Such claims include, in the case of postretirement life benefits, net premiums paid to a life insurance company and, in the case of medical and dental benefits, actual claims paid by the Company on a self-insured basis.

Estimated Future Benefit Payments (in thousands)

Net
Payments
2015	$217
2016	238
2017	253
2018	267
2019	285
Years 2020 through 2024	1,164

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

On February 17, 2015, Mr. Subin sold the $4.2 million of Floating Rate Series A Secured Notes Due 2017.

The Company did not enter into any other material transactions with related parties during fiscal years 2014, 2013, or 2012.

Note 15 – Subsequent Events

On April 22, 2015, the Company entered into a credit agreement with its direct and indirect subsidiaries, Wells Fargo Bank, National Association, as administrative agent, collateral agent and swing line lender, GACP Finance Co., LLC, as term agent, and the lenders party thereto. The credit agreement provides senior secured financing of $117.5 million, consisting of (a) an up to $100 million revolving credit facility, which includes a letter of credit sub-facility of $15 million, and (b) an up to $17.5 million term loan facility. The credit agreement also provides for the ability to increase the revolving credit facility by an amount not to exceed $10 million. Availability of both the revolving credit facility and the term loan facility is determined by reference to the applicable borrowing base. Borrowings under the revolving credit facility bear interest at a rate equal to, at the option of the borrowers, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing (the “Eurodollar Rate”), or (b) a base rate, in each case plus an applicable margin and adjusted for certain additional costs and fees. The initial applicable margin for borrowings is 2.50% with respect to Eurodollar Rate loans and 1.50% with respect to base rate loans, subject to adjustment based on the amount of availability under the revolving credit facility.

All obligations under the senior secured credit facilities are secured by substantially all of the assets of the Company and each of its wholly owned subsidiaries, subject to permitted liens and certain other exceptions.

Principal amounts outstanding under both the revolving credit facility and the term loan facility are due and payable in full at maturity, which is the earlier of (a) April 22, 2020 and (b) ninety (90) days prior to the stated maturity date of the Company’s subordinated notes due November 20, 2017 if such indebtedness has not been reserved for, repaid or modified in a manner that less than $750,000 remains outstanding. The Company may voluntarily repay outstanding loans or terminate the commitments under the revolving credit facility at any time, and may repay outstanding loans under the term loan facility at any time following the termination of the commitments under the revolving credit facility, in each case subject to certain prepayment fees and customary “breakage” costs with respect to Eurodollar Rate loans.

In connection with the entry into the new credit facility described above, on April 22, 2015, the Company terminated the amended and restated loan and security agreement among the Company, its direct and indirect subsidiaries, General Electric Capital Corporation, as working capital agent, GA Capital, LLC, as term loan agent, and the lenders party thereto. The proceeds from the new credit facility were used to repay amounts outstanding under the amended and restated loan and security agreement and to pay certain fees and expenses associated with the new credit agreement.

Management is not aware of any additional subsequent events which should be reported, through the date of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hancock Fabrics, Inc.

We have audited the accompanying consolidated balance sheets of Hancock Fabrics, Inc. (a Delaware Corporation) (the “Company”) as of January 31, 2015 and January 25, 2014, and the related statements of operations, comprehensive income(loss), stockholders’ equity(deficit), and cash flows for each of the three years in the  period ended January 31, 2015. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibilities of the Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hancock Fabrics, Inc. as of January 31, 2015 and January 25, 2014, and the consolidated results of its operations and its cash flows for each of the years ended January 31, 2015, January 25, 2014 and January 26, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Burr Pilger Mayer, Inc. San Francisco, California May 1, 2015

QUARTERLY FINANCIAL DATA (unaudited)
Years ended January 31, 2015 and January 25, 2014
(in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014(2)
Sales	$62,994	$59,317	$72,012	$88,821

Gross profit	28,435	26,479	30,464	35,625

Selling, general and administrative expenses	26,560	27,369	28,771	31,472
Depreciation and amortization	960	989	1,016	1,130

Interest expense	1,366	1,442	1,498	1,583

Net (loss) income	$(451)	$(3,321)	$(821)	$1,440

Comprehensive loss	$(312)	$(3,183)	$(682)	$(16,987)

Basic (loss) earnings per share (1)	$(0.02)	$(0.16)	$(0.04)	$0.07

Dilutive (loss) earnings per share (1)	$(0.02)	$(0.16)	$(0.04)	$0.06

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2013
Sales	$63,741	$59,134	$71,810	$81,345

Gross profit	28,977	26,541	29,880	33,357

Selling, general and administrative expenses	26,799	26,911	28,126	29,271
Depreciation and amortization	889	887	906	941

Interest expense	1,756	1,369	1,444	1,398

Net (loss) income	$(467)	$(2,626)	$(596)	$1,747

Comprehensive (loss) income	$(328)	$(2,487)	$(456)	$3,274

Basic (loss) earnings per share (1)	$(0.02)	$(0.13)	$(0.03)	$0.08

Dilutive (loss) earnings per share (1)	$(0.02)	$(0.13)	$(0.03)	$0.07

(1)	Per share amounts are based on average shares outstanding during each quarter and may not add to the total for the year.

(2)	All quarters shown, except the fourth quarter 2014, contain 13 weeks. The fourth quarter 2014 contains 14 weeks.

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

As of the end of the period covered by this report (January 31, 2015), the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2015.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 31, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hancock’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 31, 2015.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2015.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2015.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2015.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2015.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2015.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)     (1)     Financial Statements

The Consolidated Financial Statements of the Company are set forth in Item 8 of this Report beginning on page 39.

     (a)     (2)     Financial Statement Schedules

Schedule II – Valuation and qualifying accounts. (see page 75 of this Report)

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

3.1	a		Amended and Restated Certificate of Incorporation
3.2	i		Amended and Restated By-Laws
4.1	f	♠	Amendment to Amended and Restated Rights Agreement dated November 13, 2009
4.2	b	♠	Amendment No. 2, dated March 20, 2006, to the Amended and Restated Rights Agreement
4.3	b	♠	Amended and Restated Rights Agreement with Continental Stock Transfer & Trust Company as amended through March 20, 2006
4.4	c		Specimen representing the Common Stock, par value $0.01 per share, of Hancock Fabrics, Inc.
4.5	c		Form of Subscription Certificate for Rights
4.6	k		Master Warrant Agreement dated November 15, 2012 by and among Hancock Fabrics, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.
4.7	k		Specimen Warrant Certificate representing the Warrants under the Master Warrant Agreement dated November 15, 2012 (included as an Exhibit to Exhibit 4.6).
4.8	k		Indenture dated November 20, 2012 by and among the Hancock Fabrics, Inc. and Deutsche Bank National Trust Company, as trustee.
4.9	k		Form of Note Exchange Agreement dated as of November 15, 2012.
4.10	k		Form of Warrant Exchange Agreement.
10.1	e		Form of Indemnification Agreements (Directors and Executive Officers)
10.2	d	♠	Supplemental Retirement Plan, as amended
10.3	h	♠	Employment Agreement with Steven R. Morgan, effective as of October 17, 2011
10.31	m	♠	Amendment to Employment Agreement dated July 21, 2014 between Hancock Fabrics, Inc. and Steven R. Morgan
10.4	g	♠	Form of Change in Control Agreement (SVP)
10.5	h	♠	Form of Restricted Stock Agreement
10.6	h	♠	Form of Nonqualified Stock Option Agreement
10.7	l	♠	Form of Restricted Stock Unit Award Agreement (Performance Vesting)
10.8	l	♠	Form of Restricted Stock Unit Award Agreement (Time Vesting)
10.9	l	♠	Form of Nonqualified Stock Option Agreement (Performance Vesting), as amended
10.10	l	♠	Form of Nonqualified Stock Option Agreement (Time Vesting)
10.11	g	♠	Second Amendment to the Hancock Fabrics, Inc. Supplemental Retirement Benefit Plan
10.12	g	♠	Amended and Restated 2001 Stock Incentive Plan, effective as of January 30, 2011
10.13	g	♠	Short Term Incentive Plan, effective as of January 30, 2011
10.14	g	♠	Form of Change in Control Agreement (Executive Vice Presidents)
10.15	l	♠	Offer Letter dated December 2, 2011 between Hancock Fabrics, Inc. and Dennis Lyons as Senior Vice President, Store Operations
10.16	j

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

10.17	l	♠	Offer Letter dated February 14, 2013 between Hancock Fabrics, Inc. and James B. Brown as Executive Vice President and Chief Financial Officer
21	l		Subsidiaries of the Registrant.
23.1	*		Consent of Burr Pilger Mayer, Inc. – an Independent Registered Public Accounting Firm
31.1	*		Certification of Chief Executive Officer.
31.2	*		Certification of Chief Financial Officer.
32	**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Incorporated by reference to (Commission file number for Section 13 reports is 001-9482):

a	Form 8–K filed July 31, 2008
b	Form 8–K filed March 22, 2006
c	Form S-1/A filed June 19, 2008
d	Form 10–K filed April 25, 1995 (File No. 001-09482)
e	Form 10–K filed April 10, 2009
f	Form 8–K filed November 17, 2009
g	Form 10–K filed April 26, 2011
h	Form 10–K filed April 20, 2012
i	Form 8–K filed June 8, 2012
j	Form 8–K filed November 19, 2012
k	Form 8–K filed November 21, 2012
l	Form 10–K filed April 26, 2013
m	Form 8–K filed July 21, 2014

♠	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK FABRICS, INC.

By /s/ Steven R. Morgan

           Steven R. Morgan

  Director and President and

  Chief Executive Officer

  (Principal Executive Officer)

  May 1, 2015

By /s/ James B. Brown

           James B. Brown

  Executive Vice President and

  Chief Financial Officer

  (Principal Financial and Accounting Officer)

  May 1, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Steven R. Morgan	May 1, 2015
Steven R. Morgan Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ James B. Brown	May 1, 2015
James B. Brown Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Steven D. Scheiwe	May 1, 2015
Steven D. Scheiwe Director

/s/ Sam P. Cortez	May 1, 2015
Sam P. Cortez Director

/s/ Neil S. Subin	May 1, 2015
Neil S. Subin Director

HANCOCK FABRICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS 2014, 2013, AND 2012
(In thousands)

		Additions
		Charged	Charged
	Balance	to Costs	to		Balance
	Beginning of	and	Other		End of
	Year	Expenses	Accounts	Deductions	Year
For the year ended January 31, 2015
Allowance for doubtful accounts	-	-	-	-	-
Reserve for sales returns	134	-	-	(7)	127
Reserves for store closings	-	-	-	-	-
Asset retirement obligations	311	-	1	-	312

For the year ended January 25, 2014
Allowance for doubtful accounts	-	-	-	-	-
Reserve for sales returns	137	-	-	(3)	134
Reserves for store closings	-	-	-	-	-
Asset retirement obligations	311	-	-	-	311

For the year ended January 26, 2013
Allowance for doubtful accounts	-	-	-	-	-
Reserve for sales returns	125	49	-	(37)	137
Reserves for store closings	-	-	-	-	-
Asset retirement obligations	312	-	-	(1)	311