Form 10-Q
period 2015-05-02
HANCOCK FABRICS INC
filed 2015-06-16
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

As of June 9, 2015, there were 22,899,858, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Table of Contents

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	May 2,	April 26,	January 31,
(in thousands, except for share amounts)	2015	2014	2015(1)
Assets
Current assets:
Cash	$2,184	$1,918	$2,886
Receivables	3,610	4,031	4,335
Inventories	106,065	106,837	108,917
Prepaid expenses	1,780	3,137	2,565
Total current assets	113,639	115,923	118,703

Property and equipment, net	32,931	33,176	33,637
Goodwill	2,880	2,880	2,880
Other assets	2,962	2,228	1,832
Total assets	$152,412	$154,207	$157,052

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$20,946	$18,572	$22,845
Accrued liabilities	13,400	12,514	14,515
Total current liabilities	34,346	31,086	37,360

Long-term debt obligations	85,509	82,003	82,339
Capital lease obligations	2,345	2,557	2,401
Postretirement benefits other than pensions	3,099	2,771	3,056
Pension and SERP liabilities	42,950	27,352	43,759
Other liabilities	5,693	5,496	5,702
Total liabilities	173,942	151,265	174,617

Commitments and contingencies

Shareholders' (deficit) equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 35,403,700, 35,118,436, and 35,507,986 issued and 21,900,160 21,642,853 and 22,006,329 outstanding, respectively	354	351	355
Additional paid-in capital	91,958	91,533	91,892
Retained earnings	87,161	94,033	91,331
Treasury stock, at cost, 13,503,540, 13,475,583, and 13,501,657 shares held, respectively	(153,813)	(153,794)	(153,812)
Accumulated other comprehensive loss	(47,190)	(29,181)	(47,331)
Total shareholders' (deficit) equity	(21,530)	2,942	(17,565)
Total liabilities and shareholders' (deficit) equity	$152,412	$154,207	$157,052

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 31, 2015.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 2,	April 26,
(in thousands, except per share amounts)	2015	2014
Net sales	$61,668	$62,994
Cost of goods sold	34,753	34,559
Gross profit	26,915	28,435

Selling, general and administrative expenses	27,183	26,560
Depreciation and amortization	1,068	960
Operating (loss) income	(1,336)	915

Interest expense	2,834	1,366

Loss before income taxes	(4,170)	(451)
Income taxes	-	-

Net loss	$(4,170)	$(451)

Other comprehensive income
Minimum pension, SERP and OPEB liabilities, net of taxes of $0	$141	$139
Comprehensive loss	$(4,029)	$(312)
Basic and diluted loss per share:

Net loss per common share, basic and diluted	$(0.20)	$(0.02)

Weighted average shares outstanding, basic and diluted	21,314	20,881

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(unaudited)

							Accumulated
			Additional				Other	Total
(in thousands, except for	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Deficit
Balance January 31, 2015	35,507,986	$355	$91,892	$91,331	(13,501,657)	$(153,812)	$(47,331)	$(17,565)

Net loss				(4,170)				(4,170)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							141	141

Stock options exercised								-
Issuance of restricted stock	10,000	-	-					-
Cancellation of restricted stock	(114,286)	(1)	1					-
Purchase of treasury stock					(1,883)	(1)		(1)
Stock-based compensation expense			65					65
Balance May 2, 2015	35,403,700	$354	$91,958	$87,161	(13,503,540)	$(153,813)	$(47,190)	$(21,530)

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirteen Weeks Ended
	May 2,	April 26,
(in thousands)	2015	2014
Cash flows used in operating activities:
Net loss	$(4,170)	$(451)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation and amortization, including cost of goods sold	1,281	1,171
Amortization of deferred loan costs	1,031	178
Stock-based compensation	65	173
Inventory valuation reserve	(13)	(179)
Other	(151)	13
Change in operating assets and liabilities:
Receivables and prepaid expenses	1,510	198
Inventories	2,862	524
Accounts payable	(1,899)	(1,894)
Accrued liabilities	(1,097)	(1,205)
Postretirement benefits other than pensions	(161)	(157)
Pension and SERP liabilities	(464)	(716)
Other liabilities	(24)	152
Net cash used in operating activities	(1,230)	(2,193)

Cash flows from investing activities:
Additions to property and equipment	(757)	(1,045)
Proceeds from the disposition of property and equipment	338	81
Net cash used in investing activities	(419)	(964)

Cash flows from financing activities:
Net borrowings on credit facilities	3,170	3,312
Payments for debt issuance costs	(2,173)	-
Other	(50)	(43)
Net cash provided by financing activities	947	3,269
(Decrease) increase in cash	(702)	112
Cash:
Beginning of period	2,886	1,806
End of period	$2,184	$1,918

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,744	$1,204
Contributions to the defined benefit pension plan	1,056	1,175
Income taxes	-	-
Non-cash activities:
Noncash change in funded status of benefit plans	$141	$139

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. (“Hancock” or the “Company”) is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of May 2, 2015, Hancock operated 262 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to first quarter 2015 and first quarter 2014 are for the 13 week periods ended May 2, 2015 and April 26, 2014, respectively.

Basis of Presentation

We maintain our financial records on a 52-53 week fiscal year ending on the last Saturday in January with each new fiscal year commencing on the Sunday thereafter. All quarters consist of 13 weeks except for one 14 week quarter in 53 week years.

The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 31, 2015 filed with the SEC on May 1, 2015. The accompanying (a) consolidated balance sheet as of January 31, 2015, has been derived from audited financial statements, and (b) the unaudited consolidated interim financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations for the interim financial statements, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of May 2, 2015 and April 26, 2014, and our consolidated results of operations and cash flows for the thirteen weeks ended May 2, 2015, and April 26, 2014.

The unaudited Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

NOTE 2 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen weeks ended May 2, 2015 and April 26, 2014 (in thousands):

	Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 2,	April 26,	May 2,	April 26,
	2015	2014	2015	2014
Service costs	$227	$149	$13	$13
Interest cost	959	1,022	28	33
Expected return on assets	(1,069)	(1,033)	-	-
Amortization of prior service costs	-	-	(172)	(167)
Recognized net actuarial (gain) loss	345	339	(32)	(33)
Net periodic benefit cost	$462	$477	$(163)	$(154)

At May 2, 2015, the fair value of the assets held by the pension plan was $64.0 million reflecting a $0.9 million increase from January 31, 2015. A cash contribution to the pension plan of $1.1 million is included in that increase. Service costs consist of administrative expenses paid out of the pension trust.

NOTE 3 – LOSS PER SHARE

Basic loss per share and diluted loss per share are the same for all periods presented because potentially dilutive shares are excluded from the computations of diluted loss per shares if their effect would be anti-dilutive. The table below is presented in thousands, except for per share amounts:

COMPUTATION OF LOSS PER SHARE	Thirteen Weeks Ended
	May 2,	April 26,
	2015	2014
Basic and diluted loss per share:
Net loss	$(4,170)	$(451)

Weighted average number of common shares outstanding during period	21,314,464	20,880,834

Basic and diluted loss per share	$(0.20)	$(0.02)

Certain options to purchase shares of Hancock’s common stock totaling 1,182,000 and 755,000 shares were outstanding during 2015 and 2014, respectively, but were not included in the computation of diluted loss per share because the exercise price was greater than the average price of common shares. Additionally, securities totaling, 10,905,000 and 12,020,000 equivalent shares were excluded in 2015 and 2014, respectively as such shares were anti-dilutive.

NOTE 4 – LONG-TERM DEBT OBLIGATIONS

Long -Term Debt Obligations consists of the following

      (in thousands):

	May 2,	April 26,
	2015	2014
Revolver	$59,805	$58,799
Term Loan	17,500	15,000
Notes	8,204	8,204
Long-term debt obligations	$85,509	$82,003

On November 15, 2012, the Company entered into an amended and restated loan and security agreement with its direct and indirect subsidiaries, General Electric Capital Corporation, as working capital agent, GA Capital, LLC, as term loan agent, and the lenders party thereto, which would have expired on November 15, 2016. In connection with the entry into the new credit facility described below, on April 22, 2015, the Company terminated the amended and restated loan and security agreement with General Electric Capital Corporation incurring an early termination penalty of $300,000 on the prepayment of the term loan.

On April 22, 2015, the Company entered into a credit agreement with its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, collateral agent and swing line lender, GACP Finance Co., LLC, as term agent, and the lenders party thereto. The credit agreement provides senior secured financing of $117.5 million, consisting of (a) an up to $100.0 million revolving credit facility and (b) an up to $17.5 million term loan facility. The revolving credit facility includes borrowing capacity available for letters of credit up to $15.0 million. The credit agreement also provides for the ability to increase the revolving credit facility by an amount not to exceed $10.0 million. All obligations under the senior secured credit facilities are secured by substantially all of the assets of the Company and each of its wholly owned subsidiaries, subject to permitted liens and certain other exceptions. Availability of both the revolving credit facility and the term loan facility is determined by reference to the applicable borrowing base, which shows availability of $6.3 million as of May 2, 2015. Availability would have been $7.8 million at quarter end except for the duplication of $1.5 million of letters of credit due to the lender transition.

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

Principal amounts outstanding under both the revolving credit facility and the term loan facility are due and payable in full at maturity, which is the earlier of (a) April 22, 2020 and (b) ninety (90) days prior to the stated maturity date of the Company’s subordinated notes due November 20, 2017, if such indebtedness has not been reserved for, repaid or modified in a manner that less than $750,000 remains outstanding. The Company may voluntarily repay outstanding loans or terminate the commitments under the revolving credit facility at any time, and may repay outstanding loans under the term loan facility at any time following the termination of the commitments under the revolving credit facility, in each case subject to certain prepayment fees and customary “breakage” costs with respect to Eurodollar Rate loans.

At May 2, 2015, Hancock had commitments under the above revolving credit facility for $47 thousand of documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit for $3.0 million and backstop letters of credit issued to its previous lender for $5.4 million to guarantee payment of potential insurance claims, shipments of inventory, security bonds and freight charges.

The Company also has outstanding $8.2 million aggregate principal amount of Floating Rate Series A Secured Notes (the “Notes”) originally issued pursuant to an Indenture dated as of June 17, 2008 between the Company and Deutsche Bank National Trust Company (“DBNTC”), as trustee thereunder, for the Company’s Floating Rate Series A Secured Notes Due 2017 issued pursuant to an indenture dated as of November 20, 2012 between the Company and DBNTC, as trustee thereunder.

The Notes bear interest at a variable rate, adjusted quarterly, equal to a LIBOR rate plus 12% until maturity on November 20, 2017. Under the terms of the indenture, the Company is required to pay interest on the Notes in cash quarterly in arrears on February 20, May 20, August 20 and November 20 of each year. The Notes and the related guarantees provided by certain subsidiaries of the Company are secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets, in each case, subject to certain prior liens and other exceptions, but the Notes are subordinated in right of payment in certain circumstances to all of the Company’s existing and future senior indebtedness, including the Company’s senior secured credit facilities, dated April 22, 2015.

NOTE 5 – SUBSEQUENT EVENTS

On June 4, 2015, the Company entered into a purchase agreement, subject to certain contingencies, with F9 Properties LLC (“F9”) for the sale of its corporate headquarters for an aggregate purchase price of $18.5 million and the leaseback by the Company from F9 of the headquarters for an initial term of twenty years renewable by the Company for up to five successive five year terms. The closing of the transaction is subject to a number of conditions, including without limitations subject to F9’s satisfaction with its due diligence investigation in F9’s reasonable discretion over a 60 day period and entry into a lease agreement, the terms of which have not been finalized. If conditions to closing are not met, then the agreement will terminate. The Company cannot provide any assurance that the transaction will be completed. The foregoing description is intended only to be a summary of the full text of the agreement, which the Company plans to file as an exhibit to a subsequent Quarterly Report on Form 10-Q.

The Company has evaluated subsequent events through the date on which this report was issued and determined that other than the above, there were no subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended May 2, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen weeks ended May 2, 2015, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on May 1, 2015. Our fiscal year ends on the last Saturday in January and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2014” or “2014” refers to the fiscal year ended January 31, 2015). Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to first quarter 2015 and first quarter 2014 are for the 13 week periods ended May 2, 2015 and April 26, 2014, respectively. References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise.

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

The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to, those that are discussed in our Annual Report on Form 10-K filed with the SEC on May 1, 2015 under Item 1A. Risk Factors. Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating as of May 2, 2015, 262 stores in 37 states and an internet store under the domain name hancockfabrics.com. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. None of the information on the website referenced above is incorporated by reference into our reports filed with, or furnished to, the SEC.

Overview

Financial Summary:

●

Net sales for the first quarter of fiscal 2015 were $61.7 million compared to $63.0 million for first quarter of fiscal 2014, and comparable store sales declined 1.9% in the first quarter of 2015 after declining 1.1% in the first quarter of fiscal 2014. Sales were hindered in the first quarter of 2015 by the disruption of product flowing into our distribution center and stores due to West Coast port issues and severe winter weather hindered sales in the first quarter of both years.

●

Our online sales for the first quarter of fiscal 2015, which are included in the comparable sales number above, increased by 32.9% to $1.2 million. The significant improvement in online sales was attributable to the launch of a new website and expansion of the product assortment offered to online customers.

●	Gross margin for the first quarter of fiscal 2015 was 43.6% compared to 45.1% for the first quarter of fiscal 2014.

●	Operating loss was $1.3 million in the first quarter of fiscal 2015 compared to operating income of $0.9 million in the first quarter of fiscal 2014.

●

Interest expense for the first quarter of 2015 was $2.8 million and includes $1.4 million of costs resulting from the early termination of the amended and restated loan and security agreement. Excluding the non-recurring item, interest expense would have been $1.4 million for the first quarter of 2015 compared to $1.4 million for the same period of 2014.

●

Net loss was $4.2 million, or $0.20 per basic and diluted share, in the first quarter of fiscal 2015 compared to a net loss of $451,000, or $0.02 per basic and diluted share in the first quarter of fiscal 2014.

●

The amount of cash used in operating activities was $1.2 million during the first thirteen weeks of fiscal 2015 compared to $2.2 million of cash used in operating activities for the first thirteen weeks of fiscal 2014.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended
	May 2,	April 26,
	2015	2014

Net sales (in thousands)	$61,668	$62,994

Gross margin percentage	43.6%	45.1%

Number of stores
Open at end of period(1)	262	260
Comparable stores at period end (2)	253	258

Sales growth
All retail outlets	(2.1)%	(1.2)%
Comparable sales (3)	(1.9)%	(1.1)%

Total store square footage at period end (in thousands)	3,554	3,431

Net sales per total square footage	$17.35	$18.36

(1)	Open store count does not include the internet store.

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

	Thirteen Weeks Ended
(as percent of sales)	May 2,	April 26,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold	56.4	54.9
Gross profit	43.6	45.1
Selling, general and administrative expenses	44.1	42.1
Depreciation and amortization	1.7	1.5
Operating (loss) income	(2.2)	1.5
Interest expense, net	4.6	2.2
Loss before income taxes	(6.8)	(0.7)
Income taxes	-	-
Net loss	(6.8)%	(0.7)%

Sales

	Thirteen Weeks Ended
(change as % of prior year)	May 2,	April 26,
	2015	2014

Retail comparable store base	(2.4)%	(1.1)%
E-Commerce	32.9%	2.5%
Comparable sales	(1.9)%	(1.1)%

The retail comparable store base percentage presented in the table above was computed based on sales for all stores that have reached their 53rd week of operation. The first quarter 2015 retail comparable store base sales decrease of 2.4% was the result of a 0.3% decline in average ticket and a 2.1% decrease in transaction count.

Sales provided by our e-commerce channel increased 32.9% in the first quarter of fiscal 2015. The sales improvement over the same period in the prior year can be primarily attributed to the launch of the new website which occurred during the first quarter of 2014 and an increase in the product assortment offered to online customers.

Nine new stores opened and seven stores, where we chose not to stay in the market, have closed since the first quarter of 2014, the sales from these locations are included in net sales. During the current quarter, the Company opened two new stores, relocated two units and closed three, ending the quarter with 262 stores.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended
	May 2,	April 26,
	2015	2014

Apparel and Craft Fabrics	43%	43%
Home Decorating Fabrics	11%	11%
Sewing Accessories	33%	33%
Non-Sewing Accessories	13%	13%
	100%	100%

Gross Margin

Costs of goods sold include:

●	the cost of merchandise

●	inventory rebates and allowances including term discounts

●	inventory shrinkage and valuation adjustments

●	freight charges

●	costs associated with our sourcing operations, including payroll and related benefits

●	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the first quarter of fiscal 2015 and 2014 are as follows:

	Thirteen Weeks Ended
	May 2,	% of	April 26,	% of
(dollars in thousands)	2015	Sales	2014	Sales

Net sales	$61,668	100.0%	$62,994	100.0%

Merchandise cost	29,344	47.6%	29,384	46.7%
Freight	2,265	3.7%	2,134	3.4%
Sourcing and warehousing	3,144	5.1%	3,041	4.8%

Gross profit	$26,915	43.6%	$28,435	45.1%

The direct cost of merchandise increased as a percentage of sales by 90 basis points for the first quarter of 2015 as compared to the same period of 2014. This change resulted primarily from promotional activity and inventory valuation charges partially offset by reductions in shrinkage.

Freight expense increased by 30 basis points in the first quarter 2015 compared to the first quarter 2014. The increase was driven by additional domestic freight as we tried to cover merchandise shortages caused by the West Coast shipping disruption.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period and the rate at which inventory is shipped out, or inventory turns. The cost difference for the first quarter of 2015 compared to the same period in 2014 is primarily due to increased sourcing and warehousing costs partially offset by a reduction in inventory turns during those periods, which influences the amount of sourcing and warehousing costs capitalized in inventory.

In total, gross margin decreased by 150 basis points in the first quarter 2015 from first quarter 2014 levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include:

●	payroll and related benefits (for our store operations, field management, and corporate functions)

●	advertising

●	general and administrative expenses

●	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

●	operating costs of our headquarter facilities

●	other expense (income)

Specific components of selling, general and administrative expenses (SG&A) include:

	Thirteen Weeks Ended
	May 2,	% of	April 26,	% of
(dollars in thousands)	2015	Sales	2014	Sales

Retail store labor costs	$9,967	16.2%	$9,495	15.1%
Advertising	2,197	3.6%	2,210	3.5%
Store occupancy	7,731	12.5%	7,622	12.1%
Retail SG&A	4,434	7.2%	4,416	7.0%
Corp SG&A	2,854	4.6%	2,817	4.4%

Total SG&A	$27,183	44.1%	$26,560	42.1%

Retail Store Labor Costs – The retail store labor costs increased during the first thirteen weeks of 2015 as compared to the same period in 2014. The increase was primarily due to a higher benefit costs for medical insurance and pension expense as compared to 2014.

Advertising – Advertising expense was basically unchanged for the first quarter of 2015 compared to the same period in 2014 and in-line with expectations.

Store Occupancy – The change in the Company’s store occupancy expense can be attributed to increased direct occupancy costs partially offset by reductions in repairs and maintenance cost.

Retail SG&A – Retail selling, general and administrative expenses did not change significantly in the first quarter of 2015 as compared to 2014. Increased costs for telephone services and reduced net commission income from a third party loyalty program were primarily offset by reductions in claim based insurance costs.

Corporate SG&A – These are costs related primarily to staffing and operation of the Company’s headquarters. The small increase for the first quarter of 2015 as compared to the first quarter of 2014 resulted from higher professional fees, which were partially offset by the gain recognized from sale of an owned store location and reduced stock compensation expense.

Interest Expense

	Thirteen Weeks Ended
(dollars in thousands)	May 2,	% of	April 26,	% of
	2015	Sales	2014	Sales
Interest expense	$2,834	4.6%	$1,366	2.2%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases. We currently have an asset-based facility and subordinated-debt outstanding. Interest expense for the first quarter 2015 includes $1.4 million of costs resulting from the early termination of the amended and restated loan and security agreement with General Electric Capital Corporation on April 22, 2015 (see Note 4 to the Consolidated Financial Statements included in this report). Excluding the non-recurring item, interest expense was $1.4 million or 2.4% of sales for the first quarter of 2015.

Income Taxes

The Company did not recognize any income tax benefit during the first quarter of fiscal 2015 or 2014 presented in this report, given the uncertainty in realizing the future benefit. As of May 2, 2015, January 31, 2015, and April 26, 2014, the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

We have a history of losses over the three year period ended January 31, 2015 and we have generated positive operating cash flow in only the year ended January 31, 2015. During the years ended January 31, 2015, January 25, 2014 and January 26, 2013, the Company had net losses of $3.2 million, $1.9 million and $8.5 million, respectively and net cash provided by (used in) operating activities for the corresponding periods was $3.2 million, $(5.7) million and $(11.3) million, respectively. As a result, since fiscal 2011, it has been necessary to rely on bank borrowings for our capital needs to fund the Company’s working capital needs, its required cash contribution to the Company’s defined benefit pension plan, for capital expenditures, and losses from operations.

At May 2, 2015, the Company had outstanding long-term indebtedness and capital lease obligations of $87.9 million compared to $52.3 million as of January 28, 2012. As a consequence of our significant amount of indebtedness as of May 2, 2015, a significant portion of our cash flow from operations must be dedicated to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives and other general corporate requirements, see “Item 1A. Risk Factors − Risks Related to Our Business − We have a significant amount of indebtedness, which could have important negative consequences to us” in our Annual Report on Form 10-K for the year ended January 31, 2015 filed with the SEC on May 1, 2015. In addition, at May 2, 2015, the Company had limited cash resources, with cash of $2.2 million, see “Item 1A. Risk Factors − Risks Related to Our Business − Our current cash resources might not be sufficient to meet our expected near-term cash needs” in our Annual Report on Form 10-K for the year ended January 31, 2015 filed with the SEC on May 1, 2015.

Our short-term and long-term liquidity needs arise primarily from our working capital requirements, required cash contributions to the defined benefit pension plan, planned capital expenditures and debt service requirements. We anticipate that capital expenditures for the fiscal year ending January 30, 2016 will be approximately $2.2 to $2.5 million, primarily for store and technology upgrades. We anticipate that we will be able to satisfy our short-term and long-term liquidity needs highlighted above through the next twelve months with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility (the “Revolver”) and other sources of financing. As of May 2, 2015, we have $6.3 million available to borrow under the Revolver. We consolidate our daily cash receipts into a centralized account. In accordance with the terms of our $100.0 million Revolver, on a daily basis, all collected and available funds are applied to the outstanding loan balance. We then determine our daily cash requirements and request those funds from the Revolver availability.

Our ability to improve our liquidity in future periods will depend on generating positive operating cash flow, primarily through comparable store sales increases, improved gross margin and controlling our expenses, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2015 filed with the SEC on May 1, 2015.

Hancock’s cash flow related information for the first thirteen weeks of fiscal 2015 and 2014 follows:

	Thirteen Weeks Ended
(in thousands)	May 2,	April 26,
	2015	2014

Net cash flows provided by (used in):
Operating activites	$(1,230)	$(2,193)
Investing activities	(419)	(964)
Financing activites	947	3,269

Operating Activities

In the first quarter of 2015, the net loss plus non-cash adjustments used $2.0 million of cash compared to $0.9 million provided for the same period of 2014. This can be primarily attributed to the larger net loss incurred in the first quarter of 2015 as compared to 2014 partially offset by the non-cash charge for amortization of deferred loan costs which was inflated by $0.9 million due to the early termination of the amended and restated loan and security agreement with General Electric Capital Corporation on April 22, 2015. A decrease in inventory of $2.9 million, receivables and prepaid expensed of $1.5 million less reductions in accounts payable and accrued liabilities support of $1.9 million and $1.1 million, respectively, resulted in the $1.2 million of net cash used in operating activities for the first quarter of 2015.

In the first quarter of 2014, the net loss plus non-cash adjustments to reconcile net loss to cash flow used in operations provided $0.9 million, an inventory decrease of $0.5 million less a $1.9 million reduction in accounts payable support, a $1.2 million reduction in accrued liabilities and $0.7 million decrease in pension related liabilities resulted in the $2.2 million of net cash used in operating activities.

Investing Activities

Cash used for investing activities consists primarily of purchases of property and equipment. Capital expenditures during the first thirteen weeks of 2015 consisted primarily of store fixtures and leasehold improvements for two new stores and two relocated units. Capital expenditures in the first quarter of the prior year consisted primarily of store fixtures and leasehold improvements for two relocated units, and development cost related to the re-launch of the Company website.

Financing Activities

For the first thirteen weeks of 2015, working capital needs, expenditures for investing activities discussed above, the required contribution to the defined benefit pension plan and payment of $2.2 million of debt issuance costs related to the new financing in April 2015 increased the outstanding balance on the revolver by $0.7 million and the term loan by $2.5 million. During the first thirteen weeks of 2014, working capital needs, expenditures for investing activities discussed above and the required contribution to the defined benefit pension plan increased outstanding debt by $3.3 million.

Credit Facilities

The following should be read in conjunction with Note 4 to the Consolidated Financial Statements included in this report, a Current Report on Form 8-K filed with the SEC on April 28, 2015 and Note 5 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015 filed with the SEC on May 1, 2015.

As of May 2, 2015, the Company had outstanding borrowings under the Revolver of $59.8 million and $17.5 million under the term loan facility entered into on April 22, 2015 (the “Term Loan”), and amounts available to borrow of $6.3 million.

At May 2, 2015, Hancock had commitments under the above revolving credit facility for $47 thousand of documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit for $3.0 million and backstop letters of credit issued to its previous lender for $5.4 million to guarantee payment of potential insurance claims, shipments of inventory, security bonds and freight charges.

As of May 2, 2015, the Company had an outstanding balance of $8.2 million on the Floating Rate Secured Notes due 2017 (the “Notes”).

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its revolving credit agreement that provides up to $15.0 million in letters of credit. At May 2, 2015, Hancock had commitments of $47 thousand, under documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit for $3.0 million and backstop letters of credit issued to its previous lender for $5.4 million to guarantee payment of potential insurance claims, shipments of inventory, security bonds and freight charges. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2026.

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

Related Party Transactions

See Note 14 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the SEC on May 1, 2015, for details regarding the related party transactions that the Company has entered into.

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the thirteen week period ended May 2, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock did not hold derivative financial or commodity instruments at May 2, 2015.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, borrowings under the revolving credit facility bear interest at a rate equal to, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing or (b) a base rate, in each case plus an applicable margin and adjusted for certain additional costs and fees and the term loan bears interest at a LIBOR rate. As of May 2, 2015, we had borrowings outstanding of approximately $59.8 million under the Revolver and $17.5 million under the Term Loan. If interest rates increased 100 basis points, our annual interest expense would increase approximately $773,000, assuming borrowings under the Revolver and Term Loan as existed at May 2, 2015.

In addition to the Revolver and Term Loan, as of May 2, 2015 the Company has outstanding Notes for $8.2 million on which interest is payable quarterly on the issuance date anniversary. The quarterly interest is payable at LIBOR plus 12.0% on the Notes. If interest rates increased 100 basis points, our annual interest expense would increase $82,000, assuming borrowings under the Notes as existed at May 2, 2015.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, valuation changes in the dollar against other currencies can affect product costs although this did not significantly impact the thirteen week period ended May 2, 2015. As of May 2, 2015, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2015, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of May 2, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

“Item 3. Legal Proceedings” of our Form 10-K for the fiscal year ended January 31, 2015 includes a discussion of other legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K.

ITEM 1A. RISK FACTORS

The risk factors listed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the Company’s business, financial condition or results of operations.  There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,755 shares purchased under this authorization through May 2, 2015, and the number of shares that may yet be purchased under this authorization is 243,245. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares.

On March 18, 2015, the Company granted to an employee of the Company (i) options for an aggregate of 20,000 shares of common stock, at an option exercise price of $0.65, subject to time vesting with 25% vesting on each of March 18, 2016, March 18, 2017, March 18, 2018, and March 18, 2019, and (ii)  restricted stock grant for an aggregate of 10,000 shares subject to time vesting with 20% vesting on each of March 18, 2016, March 18, 2017, March 18, 2018, March 18, 2019 and March 18, 2020.

All of the issuances above were pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On June 16, 2015, the Compensation Committee of the Board of Directors of Hancock Fabrics, Inc. (the “Company”) approved an extension of the term of the Company’s employment agreement with Steven R. Morgan, the Company’s President and Chief Executive Officer, from October 17, 2018 through January 26, 2019. In all other respects, the terms of Mr. Morgan’s employment agreement continue in effect.  The foregoing description is intended only to be a summary of the full text of the agreement, which the Company plans to file as an exhibit to a subsequent Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

10.1	Credit Agreement dated April 22, 2015 by and among Hancock Fabrics, Inc., HF Merchandising, Inc., Hancock Fabrics of MI, Inc., Hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc., HF Resources, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent and swing line lender, and GACP Finance Co., LLC, as term agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2015)

10.2	Guaranty dated April 22, 2015 by and among HF Enterprises, Inc., HF Resources, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, for its own benefit and the benefit of the other credit parties pursuant to the credit agreement, and the credit parties pursuant to the credit agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2015)

10.3

Security Agreement dated April 22, 2015 by and among Hancock Fabrics, Inc., HF Merchandising, Inc., Hancock Fabrics of MI, Inc., Hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc., and HF Resources, Inc., in favor of Wells Fargo Bank, National Association, as collateral agent for the credit parties pursuant to the credit agreement, as pledgee, assignee and secured party (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 28, 2015)

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
James Brown
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 16, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

10.1	Credit Agreement dated April 22, 2015 by and among Hancock Fabrics, Inc., HF Merchandising, Inc., Hancock Fabrics of MI, Inc., Hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc., HF Resources, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent and swing line lender, and GACP Finance Co., LLC, as term agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2015)

10.2	Guaranty dated April 22, 2015 by and among HF Enterprises, Inc., HF Resources, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, for its own benefit and the benefit of the other credit parties pursuant to the credit agreement, and the credit parties pursuant to the credit agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2015)

10.3

Security Agreement dated April 22, 2015 by and among Hancock Fabrics, Inc., HF Merchandising, Inc., Hancock Fabrics of MI, Inc., Hancockfabrics.com, Inc., Hancock Fabrics, LLC, HF Enterprises, Inc., and HF Resources, Inc., in favor of Wells Fargo Bank, National Association, as collateral agent for the credit parties pursuant to the credit agreement, as pledgee, assignee and secured party (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 28, 2015)

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