Form 10-Q
period 2015-08-01
HANCOCK FABRICS INC
filed 2015-09-04
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

As of August 28, 2015, there were 22,955,773 shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	August 1,	July 26,	January 31,
(in thousands, except for share amounts)	2015	2014	2015 (1)
Assets
Current assets:
Cash and cash equivalents	$2,327	$2,373	$2,886
Receivables, less allowance for doubtful accounts	3,671	3,770	4,335
Inventories, net	111,018	113,883	108,917
Prepaid expenses	2,918	2,767	2,565
Total current assets	119,934	122,793	118,703

Property and equipment, net	32,358	33,283	33,637
Goodwill	2,880	2,880	2,880
Other assets	2,849	1,964	1,832
Total assets	$158,021	$160,920	$157,052

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$24,011	$20,689	$22,845
Accrued liabilities	13,418	13,017	14,515
Total current liabilities	37,429	33,706	37,360

Long-term debt obligations, net	93,497	90,226	82,339
Capital lease obligations	2,288	2,506	2,401
Postretirement benefits other than pensions	3,120	2,817	3,056
Pension and SERP liabilities	41,826	26,296	43,759
Other liabilities	5,829	5,440	5,702
Total liabilities	183,989	160,991	174,617

Commitments and contingencies

Shareholders' deficit:
Common stock, $.01 par value; 80,000,000 shares authorized; 36,401,700, 35,034,848 and 35,507,986 issued and 22,895,773, 21,556,541 and 22,006,329 outstanding, respectively	364	350	355
Additional paid-in capital	91,995	91,706	91,892
Retained earnings	82,221	90,712	91,331
Treasury stock, at cost, 13,505,927, 13,478,307 and 13,501,657 shares held, respectively	(153,815)	(153,796)	(153,812)
Accumulated other comprehensive loss	(46,733)	(29,043)	(47,331)
Total shareholders' deficit	(25,968)	(71)	(17,565)
Total liabilities and shareholders' deficit	$158,021	$160,920	$157,052

See accompanying notes to consolidated financial statements.

(1) From consolidated audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 31, 2015.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	July 26,	August 1,	July 26,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net sales	$58,738	$59,317	$120,406	$122,311
Cost of goods sold	34,028	32,838	68,781	67,397
Gross profit	24,710	26,479	51,625	54,914

Selling, general and administrative expenses	27,020	27,369	54,203	53,929
Depreciation and amortization	1,077	989	2,145	1,949
Operating loss	(3,387)	(1,879)	(4,723)	(964)

Interest expense, net	1,553	1,442	4,387	2,808
Loss before income taxes	(4,940)	(3,321)	(9,110)	(3,772)
Income taxes	-	-	-	-

Net loss	$(4,940)	$(3,321)	$(9,110)	$(3,772)

Other comprehensive income
Minimum pension, SERP and OPEB liabilities, net of taxes $0	457	138	598	277
Comprehensive loss	$(4,483)	$(3,183)	$(8,512)	$(3,495)

Net loss per share, basic and diluted	$(0.23)	$(0.16)	$(0.43)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	21,334	20,913	21,324	20,897

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(unaudited)

							Accumulated
							Other
			Additional				Comprehensive	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Income	Shareholders'
(in thousands, except for number of shares)	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Deficit
Balance January 31, 2015	35,507,986	$355	$91,892	$91,331	(13,501,657)	$(153,812)	$(47,331)	$(17,565)
Net loss				(9,110)				(9,110)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							598	598
Issuance of restricted stock	1,012,000	10	(10)					-
Cancellation of restricted stock	(118,286)	(1)	1					-
Vesting of restricted stock units	0
Stock-based compensation			112					112
Purchase of treasury stock					(4,270)	(3)		(3)
Balance August 1, 2015	36,401,700	$364	$91,995	$82,221	(13,505,927)	$(153,815)	$(46,733)	$(25,968)

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-six Weeks Ended
	August 1,	July 26,
(in thousands)	2015	2014

Cash flows from operating activities:
Net loss	$(9,110)	$(3,772)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation and amortization, including cost of goods sold	2,557	2,365
Amortization of deferred loan costs	1,173	356
Stock-based compensation	112	345
Inventory valuation reserve	358	124
Other	34	103
Change in assets and liabilities:
Receivables and prepaid expenses	311	829
Inventories	(2,501)	(6,822)
Other assets	1	52
Accounts payable	1,166	223
Accrued liabilities	(1,100)	(685)
Postretirement benefits other than pensions	(338)	(311)
Pension and SERP liabilities	(933)	(1,434)
Other liabilities	84	99
Net cash used in operating activities	(8,186)	(8,528)
Cash flows from investing activities:
Purchase of property and equipment	(1,554)	(2,437)
Proceeds from the disposition of property and equipment	340	86
Net cash used in investing activities	(1,214)	(2,351)
Cash flows from financing activities:
Net borrowings on credit facility	11,158	11,535
Payments for debt issuance costs	(2,216)	-
Other	(101)	(89)
Net cash provided by financing activities	8,841	11,446
Increase (decrease) in cash and cash equivalents	(559)	567
Cash and cash equivalents:
Beginning of period	2,886	1,806
End of period	$2,327	$2,373
Supplemental disclosures:
Cash paid during the period for:
Interest	$3,116	$2,661
Contributions to the defined benefit pension plan	2,106	2,350
Income taxes	-	-
Non-cash activities:
Noncash change in funded status of benefit plans	598	277

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of August 1, 2015, Hancock operated 260 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to second quarter 2015 and second quarter 2014 are for the 13 week periods ended August 1, 2015 and July 26, 2014, respectively. References to twenty-six weeks 2015, first half 2015 or 2015, and twenty-six weeks 2014, first half 2014 or 2014 are for the 26 week periods ended August 1, 2015 and July 26, 2014, respectively.

Basis of Presentation

We maintain our financial records on a 52-53 week fiscal year ending on the last Saturday in January with each new fiscal year commencing on the Sunday thereafter. All quarters consist of 13 weeks except for one 14 week period in 53 week years.

The accompanying unaudited condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes in our Annual Report on Form 10-K for the year ended January 31, 2015 filed with the U.S. Securities and Exchange Commission (“SEC”) on May 1, 2015. The accompanying (a) consolidated balance sheet as of January 31, 2015, has been derived from audited financial statements, and (b) the unaudited consolidated interim financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations from the interim financial statements, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of August 1, 2015 and July 26, 2014, and our consolidated results of operations and cash flows for the twenty-six weeks ended August 1, 2015, and July 26, 2014.

The unaudited Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

NOTE 2 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen and twenty-six weeks ended August 1, 2015 and July 26, 2014 (in thousands):

	Retirement Plan		Postretirement Benefit Plan		Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1,	July 26,	August 1,	July 26,	August 1,	July 26,	August 1,	July 26,
	2015	2014	2015	2014	2015	2014	2015	2014
Service costs	$202	$149	$12	$13	$429	$298	$25	$26
Interest cost	959	1,022	28	33	1,918	2,044	56	66
Expected return on assets	(1,068)	(1,033)	-	-	(2,137)	(2,066)	-	-
Amortization of prior service costs	-	-	(168)	(167)	-	-	(340)	(334)
Recognized net actuarial (gain) loss	655	339	(30)	(33)	1,000	678	(62)	(66)
Net periodic benefit cost	$748	$477	$(158)	$(154)	$1,210	$954	$(321)	$(308)

At August 1, 2015, the fair value of the assets held by the pension plan was $63.0 million reflecting a slight decrease from January 31, 2015. Cash contributions to the pension plan of $2.1 million during the twenty-six weeks ended August 1, 2015 are included in that decrease. Service costs consist of administrative expenses paid out of the pension trust.

NOTE 3 – LOSS PER SHARE

Basic loss per share and diluted loss per share are the same for all periods presented because potentially dilutive shares are excluded from the computations of diluted loss per shares if their effect would be anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended		Twenty-six Weeks Ended
per share amounts)	August 1,	July 26,	August 1,	July 26,
	2015	2014	2015	2014
Basic and diluted loss per share:
Net loss	$(4,940)	$(3,321)	$(9,110)	$(3,772)

Weighted average number of common shares outstanding during period	21,334,217	20,913,086	21,324,341	20,896,960

Basic and diluted loss per share	$(0.23)	$(0.16)	$(0.43)	$(0.18)

Certain options to purchase shares of Hancock’s common stock totaling 1,002,450, 1,136,845, 1,108,013 and 1,109,384 shares were outstanding during the second quarter and first twenty-six weeks of 2015, and the second quarter and first twenty-six weeks of 2014, respectively, but were not included in the computation of diluted loss per share because the exercise price was greater than the average price of common shares. Additionally, securities totaling, 11,337,981, 11,076,637, 11,120,573 and 11,392,866 equivalent shares were excluded in the second quarter and first twenty-six weeks of 2015, and the second quarter and first twenty-six weeks of 2014, respectively as such shares were anti-dilutive.

NOTE 4 – LONG-TERM DEBT OBLIGATIONS

Long-Term Debt Obligations consist of the following

(in thousands):

	August 1,	July 26,
	2015	2014
Revolver	$67,793	$67,022
Term Loan	17,500	15,000
Notes	8,204	8,204
Long-term debt obligations	$93,497	$90,226

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

On April 22, 2015, the Company entered into a credit agreement with its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, collateral agent and swing line lender, GACP Finance Co., LLC, as term agent, and the lenders party thereto. The credit agreement provides senior secured financing of $117.5 million, consisting of (a) an up to $100.0 million revolving credit facility and (b) an up to $17.5 million term loan facility. The revolving credit facility includes borrowing capacity available for letters of credit up to $15.0 million. The credit agreement also provides for the ability to increase the revolving credit facility by an amount not to exceed $10.0 million. All obligations under the senior secured credit facilities are secured by substantially all of the assets of the Company and each of its wholly owned subsidiaries, subject to permitted liens and certain other exceptions. Availability of both the revolving credit facility and the term loan facility is determined by reference to the applicable borrowing base, which shows availability of $6.5 million as of August 1, 2015.

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

Principal amounts outstanding under both the revolving credit facility and the term loan facility are due and payable in full at maturity, which is the earlier of (a) April 22, 2020 and (b) ninety (90) days prior to the stated maturity date of the Company’s Floating Rate Series A Secured Notes due November 20, 2017 (the “Notes”), if such indebtedness has not been reserved for, repaid or modified in a manner that less than $750,000 remains outstanding. The Company may voluntarily repay outstanding loans or terminate the commitments under the revolving credit facility at any time, and may repay outstanding loans under the term loan facility at any time following the termination of the commitments under the revolving credit facility, in each case subject to certain prepayment fees and customary “breakage” costs with respect to Eurodollar Rate loans.

At August 1, 2015, Hancock had commitments under the above revolving credit facility for $1.2 million of documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit for $5.4 million, to guarantee payment of potential insurance claims, shipments of inventory, security bonds and freight charges, and backstop letters of credit issued to its previous lender for $0.7 million.

The Company also has outstanding $8.2 million aggregate principal amount of the Notes originally issued pursuant to an Indenture dated as of June 17, 2008 between the Company and Deutsche Bank National Trust Company (“DBNTC”), as trustee thereunder.

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

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Quarterly Report and is not aware of any additional subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended August 1, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 1, 2015, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on May 1, 2015. Our fiscal year ends on the last Saturday in January and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2014” or “2014” refers to the fiscal year ended January 31, 2015). Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to second quarter 2015 and second quarter 2014 are for the 13 week periods ended August 1, 2015 and July 26, 2014, respectively. References to twenty-six weeks 2015, first half 2015 or 2015, and twenty-six weeks 2014, first half 2014 or 2014 are for the 26 week periods ended August 1, 2015 and July 26, 2014, respectively. References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our,” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise.

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

The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to: adverse economic conditions; intense competition and adverse discounting actions taken by competitors; our merchandising initiatives and marketing emphasis may not provide expected results; changes in customer demands and failure to manage inventory effectively; our inability to effectively implement our growth strategy; risks associated with obtaining merchandise from foreign suppliers; transportation industry challenges and rising fuel costs; delays or interruptions in the flow of merchandise between our suppliers and/or our distribution center and our stores; our current cash resources might not be sufficient to meet our expected near-term cash needs; and those other risks that are discussed in our Annual Report on Form 10-K filed with the SEC on May 1, 2015 under Item 1A. Risk Factors. Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating as of August 1, 2015, 260 stores in 37 states and an internet store under the domain name hancockfabrics.com. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. None of the information on the website referenced above is incorporated by reference into our reports filed with, or furnished to, the SEC.

Overview

Financial Summary:

●

Sales for the second quarter of 2015 were $58.7 million compared to $59.3 million for the second quarter of 2014, and comparable store sales decreased 1.3% in the second quarter of 2015 following an increase of 0.9% in the second quarter of 2014. Sales for the first half of 2015 were $120.4 million compared to $122.3 million for the first half of 2014 and comparable store sales declined 1.6% following a decrease of 0.1% in the first half of 2014. Management believes the disruption of product flow into our distribution center and stores due to the West Coast port issues early in the year has hindered our efforts to gain sales momentum through the spring and into the summer, and also required aggressive promotional activity which is reflected in our gross profit results.

●

Our online sales for the second quarter of 2015, which are included in the sales number and comparable sales percentage above, increased 28.4% to $1.2 million compared to $0.9 million for the second quarter of 2014 and increased by 30.7% to $2.3 million in the first half of 2015 compared to $1.8 million in the first half of 2014.

●	Gross profit for the second quarter and first half of 2015 was 42.1% and 42.9%, respectively, compared with 44.6% and 44.9% for the second quarter and first half of 2014, respectively.

●

Selling, general and administrative expenses for the second quarter of 2015 were $27.0 million compared to $27.4 million for the second quarter of 2014 and were $54.2 million for the first twenty-six weeks of 2015 compared to $53.9 million for the same period of 2014.

●

Operating loss was $3.4 million for the second quarter of 2015 compared to a loss of $1.9 million in the second quarter of 2014. For the first half of 2015, operating loss was $4.7 million compared to an operating loss of $1.0 million for the first half of 2014.

●

Net loss was $4.9 million, or $0.23 per basic share, in the second quarter of 2015 compared to a net loss of $3.3 million, or $0.16 per basic share in the second quarter of 2014. Net loss was $9.1 million or $0.43 per basic share in the first half of 2015 compared to a net loss of $3.8 million or $0.18 per basic share in the first half of 2014.

●	The amount of cash used in operating activities was $8.2 million during the first half of 2015 compared to $8.5 million of cash used in operating activities for the first half of 2014.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	July 26,	August 1,	July 26,
	2015	2014	2015	2014

Net sales (in thousands)	$58,738	$59,317	$120,406	$122,311

Gross margin percentage	42.1%	44.6%	42.9%	44.9%

Number of stores
Open at end of period (1)	260	260	260	260
Comparable stores at period end (2)	251	257	251	257

Sales growth
All retail outlets	(1.0)%	0.3%	(1.6)%	(0.5)%
Comparable sales (3)	(1.3)%	0.9%	(1.6)%	(0.1)%

Total store square footage at period end (in thousands)	3,522	3,600	3,522	3,600

Net sales per total square footage	$16.68	$16.48	$34.19	$33.98

(1)	Store count does not include the internet store.

(2)

A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. In instances where stores are either expanded, down-sized or relocated within an existing market the store is not treated as a new store and, therefore, remains in the computation of comparable sales.

(3)	Comparable sales change includes net sales derived from e-commerce.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of sales. This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	July 26,	August 1,	July 26,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.9	55.4	57.1	55.1
Gross profit	42.1	44.6	42.9	44.9
Selling, general and administrative expense	46.0	46.1	45.0	44.1
Depreciation and amortization	1.9	1.7	1.8	1.6
Operating loss	(5.8)	(3.2)	(3.9)	(0.8)
Interest expense, net	2.6	2.4	3.7	2.3
Loss before income taxes	(8.4)	(5.6)	(7.6)	(3.1)
Income taxes	0.0	0.0	0.0	0.0
Net loss	(8.4)%	(5.6)%	(7.6)%	(3.1)%

Sales

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(change as % of prior year)	August 1,	July 26,	August 1,	July 26,
	2015	2014	2015	2014

Retail comparable store base	(1.8)%	0.8%	$(2.1)%	(0.3)%
E-Commerce	28.4%	6.6%	30.7%	4.5%

Comparable sales	(1.3)%	0.9%	(1.6)%	(0.1)%

The retail comparable store base percentage presented in the table above was computed based on sales of all stores that have reached their 53rd week of operation. The second quarter 2015 retail comparable store base sales decrease of 1.8% was the result of a 2.6% decrease in transaction count, partially offset by a 0.8% improvement in average ticket evidencing higher sales volumes for each individual transaction. The first half 2015 retail comparable store base decline of 2.1% resulted from a 2.3% decline in transaction count partially offset by a 0.2% increase in average ticket.

Sales provided by our e-commerce channel increased 28.4% and 30.7% in the second quarter and the twenty-six weeks of fiscal 2015, respectively, compared to the same periods in fiscal 2014. The continuing sales improvement is due to improvements in areas such as paid search, organic search, social marketing and merchandising.

Nine new stores opened and nine stores, where we chose not to stay in the market, have closed since the second quarter of 2014, the sales from these locations are included in net sales. During the second quarter of 2015, the Company opened one new location and closed three, ending the period with 260 stores.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	July 26,	August 1,	July 26,
	2015	2014	2015	2014

Apparel and Craft Fabrics	43%	43%	43%	43%
Home Decorating Fabrics	12%	12%	12%	12%
Sewing Accessories	32%	32%	32%	32%
Non-Sewing Products	13%	13%	13%	13%
	100%	100%	100%	100%

Gross Margin

Costs of goods sold include:

●	the cost of merchandise

●	inventory rebates and allowances including term discounts

●	inventory shrinkage and valuation adjustments

●	freight charges

●	costs associated with our sourcing operations, including payroll and related benefits

●	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the second quarters and the twenty-six weeks of fiscal 2015 and 2014 are as follows:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1,	% of	July 26,	% of	August 1,	% of	July 26,	% of
(dollars in thousands)	2015	Sales	2014	Sales	2015	Sales	2014	Sales

Total net sales	$58,738	100.0%	$59,317	100.0%	$120,406	100.0%	$122,311	100.0%

Merchandise cost	28,394	48.3%	27,403	46.2%	57,738	48.0%	56,787	46.4%
Freight	2,200	3.8%	2,240	3.8%	4,465	3.7%	4,374	3.6%
Sourcing and warehousing	3,434	5.8%	3,195	5.4%	6,578	5.4%	6,236	5.1%

Gross Profit	$24,710	42.1%	$26,479	44.6%	$51,625	42.9%	$54,914	44.9%

Merchandise cost increased as a percentage of sales for the second quarter of 2015 as compared to the same period of 2014 by 210 basis points. This increase resulted primarily from promotional activity and inventory shrinkage. For the twenty-six weeks of 2015 compared to the twenty-six weeks of 2014, merchandise cost increased by 160 basis points. The increase resulted from promotional activity, inventory valuation charges primarily caused by merchandise placed in the clearance program at quarter end, and inventory shrinkage for the twenty-six week period.

Freight expense was flat as a percentage of sales for the second quarter of 2015 as compared to 2014 and 10 basis points over last year for the twenty-six weeks of 2015 reflecting the additional freight cost incurred in the first quarter as a result of the West Coast shipping disruption.

Sourcing and warehousing costs for the Company vary based on the volume of inventory received during any period, the rate at which inventory is shipped out, and inventory turns. The cost difference for the second quarter and twenty-six weeks of 2015 compared to the same periods in 2014 is due to increased sourcing and warehousing costs and improving inventory turns.

In total, gross margin declined by 250 basis points in the second quarter 2015 from second quarter 2014 and by 200 basis points for the twenty-six weeks of 2015 as compared to the same period of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include:

●	payroll and related benefits (for our store operations, field management, and corporate functions)

●	advertising

●	general and administrative expenses

●	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

●	operating costs of our headquarter facilities

●	other expense (income)

Specific components of selling, general and administrative expenses (SG&A) include:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1,	% of	July 26,	% of	August 1,	% of	July 26,	% of
(dollars in thousands)	2015	Sales	2014	Sales	2015	Sales	2014	Sales

Retail store labor costs	$10,047	17.1%	$9,838	16.6%	$20,014	16.6%	$19,333	15.8%
Advertising	1,996	3.4%	2,498	4.2%	4,193	3.5%	4,708	3.8%
Store occupancy	7,554	12.9%	7,376	12.4%	15,285	12.7%	14,998	12.3%
Retail SG&A	4,866	8.3%	4,876	8.2%	9,300	7.7%	9,292	7.6%
Corp SG&A	2,557	4.3%	2,781	4.7%	5,411	4.5%	5,598	4.6%

Total SG&A	$27,020	46.0%	$27,369	46.1%	$54,203	45.0%	$53,929	44.1%

Retail Store Labor Costs – The Company’s store labor costs increased during the second quarter and first twenty-six weeks of 2015 as compared to the same periods in 2014. The increases were primarily the result of increased benefit costs for medical claims and pension expense as compared to 2014.

Advertising – The reduction in advertising expense for the second quarter of 2015 and the twenty-six weeks of 2015 were achieved through continuing improvements to our marketing program and one less direct mail piece as compared to the same periods of 2014, due to a calendar shift in our marketing program.

Store Occupancy – Store occupancy expense increased as compared to the same period of the prior year for both the second quarter and the twenty-six weeks of 2015. This increase was driven by higher direct occupancy cost in both periods of 2015 and higher repair and maintenance expenditures in the second quarter.

Retail SG&A – Retail selling, general and administrative expenses for the second quarter and the twenty-six weeks of 2015 were basically flat as compared to the same periods of 2014. During the second quarter of 2015, reductions in supply and utility costs were offset by higher telephone expenses and reduced net commission income from a third party loyalty program. For the first twenty-six weeks of 2015, reduced loyalty program net commissions and higher telephone expense were offset by reductions in claim based insurance cost, supplies and utilities.

Corporate SG&A – These are costs related primarily to staffing and operation of the Company’s headquarters. Corporate SG&A declined for the second quarter and first twenty-six weeks of 2015 as compared to the same periods of 2014. Reductions in professional fees, stock-based compensation and accrued vacation expense was partially offset by higher corporate payroll cost primarily driven by increased cost for medical claims and pension expense during the second quarter. The reduction for the twenty-six weeks of 2015 as compared to the same period of 2014 is due to reductions in stock-based compensation, accrued vacation expense and the gain recognized from sale of an owned store location, partially offset by increased professional fees.

Interest Expense

	Thirteen Weeks Ended				Twenty-six Weeks Ended
(dollars in thousands)	August 1,	% of	July 26,	% of	August 1,	% of	July 26,	% of
	2015	Sales	2014	Sales	2015	Sales	2014	Sales
Interest expense, net	$1,553	2.6%	$1,442	2.4%	$4,387	3.7%	$2,808	2.3%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases. We currently have an asset-based facility and subordinated-debt outstanding. Interest expense for the first twenty-six weeks of 2015 includes $1.4 million of costs resulting from the early termination of the amended and restated loan and security agreement with General Electric Capital Corporation on April 22, 2015 (see Note 4 to the Consolidated Financial Statements included in this report). Excluding the non-recurring item, interest expense was $3.0 million or 2.5% of sales for the first twenty-six weeks of 2015.

Income Taxes

The Company did not recognize any income tax benefit during the periods of fiscal 2015 or 2014 presented in this report given the uncertainty in realizing the future benefit. As of August 1, 2015, January 31, 2015, and July 26, 2014 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

We have a history of losses over the three year period ended January 31, 2015 and we have generated positive operating cash flow in only the year ended January 31, 2015. During the years ended January 31, 2015, January 25, 2014 and January 26, 2013, the Company had net losses of $3.2 million, $1.9 million and $8.5 million, respectively and net cash provided by (used in) operating activities for the corresponding periods was $3.2 million, $(5.7) million and $(11.3) million, respectively. As a result, since fiscal 2011, it has been necessary to rely on bank borrowings for our capital needs to fund the Company’s required cash contribution to the Company’s defined benefit pension plan, for capital expenditures, and working capital needs.

At August 1, 2015, the Company had outstanding long-term indebtedness and capital lease obligations of $95.8 million compared to $52.3 million as of January 28, 2012. As a consequence of our significant amount of indebtedness as of August 1, 2015, a significant portion of our cash flow from operations must be dedicated to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives and other general corporate requirements, see “Item 1A. Risk Factors − Risks Related to Our Business − We have a significant amount of indebtedness, which could have important negative consequences to us” in our Annual Report on Form 10-K for the year ended January 31, 2015 filed with the SEC on May 1, 2015. In addition, at August 1, 2015, the Company had limited cash resources, with cash of $2.3 million, see “Item 1A. Risk Factors − Risks Related to Our Business − Our current cash resources might not be sufficient to meet our expected near-term cash needs” in our Annual Report on Form 10-K for the year ended January 31, 2015 filed with the SEC on May 1, 2015.

Our short-term and long-term liquidity needs arise primarily from our working capital requirements, required cash contributions to the defined benefit pension plan, planned capital expenditures and debt service requirements. We anticipate that capital expenditures for the fiscal year ending January 30, 2016 will be approximately $2.2 to $2.5 million, primarily for store and technology upgrades. We anticipate that we will be able to satisfy our short-term and long-term liquidity needs highlighted above through the next twelve months with available cash, proceeds from cash flows from operations, short-term trade credit, borrowings under our revolving credit facility (the “Revolver”) and other sources of financing. As of August 1, 2015, we have $6.5 million available to borrow under the Revolver. We consolidate our daily cash receipts into a centralized account. In accordance with the terms of our $100.0 million Revolver, on a daily basis, all collected and available funds are applied to the outstanding loan balance. We then determine our daily cash requirements and request those funds from the Revolver availability.

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

Hancock’s cash flow related information as of the twenty-six weeks of fiscal 2015 and 2014 follows:

	Twenty-six Weeks Ended
	August 1,	July 26,
	2015	2014

Net cash flows provided by (used in):
Operating activites	$(8,186)	$(8,528)
Investing activities	(1,214)	(2,351)
Financing activites	8,841	11,446

Operating Activities

In the first twenty-six weeks of 2015, the net loss plus non-cash adjustments used $4.9 million of cash compared to $0.5 million used in the same period of 2014. The increased cash usage can be attributed to the larger net loss incurred in the first twenty-six weeks of 2015 as compared to 2014 partially offset by the non-cash charge for amortization of deferred loan cost which was inflated by $0.9 million due to the early termination of the amended and restated loan and security agreement with General Electric Capital Corporation on April 22, 2015. In addition, a $2.5 million inventory build, $1.1 million reduction in accrued liabilities and $0.9 million decrease in pension related liabilities partially offset by a $1.2 million increase in accounts payable resulted in $8.2 million of cash used in operating activities for the first twenty-six weeks of 2015.

For the twenty-six weeks of 2014, net loss plus non-cash adjustments used of $0.5 million which combined with an inventory increase of $6.8 million and a $1.4 million decline in pension and SERP liabilities were the primary contributors to the $8.5 million of cash used in operating activities.

Investing Activities

Cash used for investing activities consists primarily of purchases of property and equipment. Capital expenditures during the twenty-six weeks of 2015 consisted primarily of store fixtures, for three new stores and two relocated units, store technology upgrades, and maintenance capital expenditures for the stores and distribution center. Capital expenditures during the twenty-six weeks of 2014 consisted primarily of store fixtures and leasehold improvements for two relocated units, one new store which opened and several other locations which will open later in the year, and development cost related to the re-launch of the Company website.

Financing Activities

During the twenty-six weeks of 2015, working capital needs, expenditures for investing activities discussed above, the required contribution to the defined benefit pension plan and payment of $2.2 million of debt issuance costs related to the refinancing in April 2015 increased outstanding borrowings by $11.2 million. For the twenty-six weeks of 2014, the seasonal build up of inventory, expenditures for investing activities discussed above and the required contribution to the defined benefit pension plan produced a net increase in cash provided by financing activities of $11.4 million.

Credit Facilities

The following should be read in conjunction with Note 4 to the Consolidated Financial Statements included in this report.

As of August 1, 2015, the Company had outstanding borrowings under the Revolver of $67.8 million and $17.5 million under the term loan facility entered into on April 22, 2015 (the “Term Loan”), and amounts available to borrow of $6.5 million.

At August 1, 2015, Hancock had commitments under the Revolver for $1.2 million of documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit for $5.4 million, to guarantee payment of potential insurance claims, shipments of inventory, security bonds and freight charges, and backstop letters of credit issued to its previous lender for $0.7 million.

As of August 1, 2015, the Company had an outstanding balance of $8.2 million on the Floating Rate Secured Notes due 2017 (the “Notes”).

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its revolving credit agreement that provides up to $15.0 million in letters of credit. At August 1, 2015, Hancock had commitments for $1.2 million of documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit for $5.4 million, to guarantee payment of potential insurance claims, shipments of inventory, security bonds and freight charges, and backstop letters of credit issued to its previous lender for $0.7 million. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2026.

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

Related Party Transactions

See Note 14 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC on May 1, 2015, for details regarding the related party transactions that the Company has entered into.

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the twenty-six week period ended August 1, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock did not hold derivative financial or commodity instruments at August 1, 2015.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, borrowings under the revolving credit facility bear interest at a rate equal to, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing or (b) a base rate, in each case plus an applicable margin and adjusted for certain additional costs and fees and the term loan bears interest at a LIBOR rate. As of August 1, 2015, we had borrowings outstanding of approximately $67.8 million under the Revolver and $17.5 million under the Term Loan. If interest rates increased 100 basis points, our annual interest expense would increase approximately $853,000, assuming borrowings under the Revolver and Term Loan as existed at August 1, 2015.

In addition to the Revolver and Term Loan, as of August 1, 2015 the Company has outstanding Notes for $8.2 million on which interest is payable quarterly on the issuance date anniversary. The quarterly interest is payable at LIBOR plus 12.0% on the Notes. If interest rates increased 100 basis points, our annual interest expense would increase $82,000, assuming borrowings under the Notes as existed at August 1, 2015.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the twenty-six week period ended August 1, 2015. As of August 1, 2015, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of August 1, 2015, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of August 1, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was a party to a consolidated action pending in the Northern District of Mississippi, captioned Hancock Fabrics, Inc. v. Rowdec, LLC d/b/a Westlake Associates, Case No. 1:12-cv-131-SA-DAS, and Case No. 1:12-cv-222-SA-DAS.  The action stemmed from a March 22, 2012 arbitration award, which involved a dispute over calculating royalties under a Consulting and Sales Agreement between the Company and Rowdec, LLC d/b/a Westlake Associates (“Westlake”). Westlake sought royalties on sales in all of the Company’s nearly 270 stores and on the internet and attorneys’ fees. On April 24, 2013 Westlake filed a motion to confirm the award through which it sought to have the court broaden the arbitration award and grant it royalties on sales in all stores and on the internet. On November 19, 2013, the United States District Court for the Northern District of Mississippi issued a Judgment and Order upholding the arbitral award of attorneys’ fees but declining to order the Company to pay royalties on sales in all of the Company’s stores. Following the district court’s decision, the matter was closed.   On January 23, 2014, Westlake tried to revive the closed case by filing a motion to enforce judgment and for contempt against the Company and sought to appoint an independent auditor at the Company’s expense and attorneys’ fees for the costs of bringing its motion. The Court denied Westlake’s motion in full on September 23, 2014.

On November 26, 2014, Westlake filed an Arbitration Demand with AAA, in which it seeks the same relief that it already sought in federal court. On December 10, 2014, the Company filed a motion to stay the arbitration and for sanctions against Westlake. On August 27, 2015, the district court denied Hancock’s motion to stay the arbitration. The district court held that Westlake did not waive its right to arbitrate, and refused to decide whether Westlake’s Arbitration Demand is barred by the federal court decision, finding that that issue should be resolved by the arbitrator. Hancock plans to appeal to the United States Court of Appeals for the Fifth Circuit. The arbitration may go forward while the appeal is being briefed and heard. We believe Westlake’s position is meritless and plan to continue to contest the matter vigorously, but if we do not prevail on appeal and the arbitration were to reach a conclusion that is adverse to us, we could be required to pay damages that could be material.

“Item 3. Legal Proceedings” of our Form 10-K for the fiscal year ended January 31, 2015 includes a discussion of other legal proceedings. There have been no other material changes from the legal proceedings described in our Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,755 shares purchased under this authorization through August 1, 2015, and the number of shares that may yet be purchased under this authorization is 243,245. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares.

The Company did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

The previously reported purchase agreement between the Company and F9 Properties LLC for the sale of its corporate headquarters was terminated on July 23, 2015 as conditions to closing the transaction were not met because final terms could not be agreed to.

In connection with Mr. O. Pierce Crockett’s appointment as interim Chief Financial Officer (CFO), Mr. Crockett will be entitled to an initial annual base salary of $175,000 while serving as interim CFO. This was approved by the Management Review and Compensation Committee of the Board of Directors on September 4, 2015.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

10.1	Amended and Restated 2001 Stock Incentive Plan, effective as of May 1, 2015

10.2	Purchase Agreement between Hancock Fabrics, Inc. and F9 Properties LLC dated June 4, 2015 (terminated as of July 23, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101 INS	XBRLInstance Document

101 SCH	XBRLTaxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANCOCK FABRICS, INC.
(Registrant)

By:	/s/ James Brown
James Brown
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: September 4, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

10.1	Amended and Restated 2001 Stock Incentive Plan, effective as of May 1, 2015

10.2	Purchase Agreement between Hancock Fabrics, Inc. and F9 Properties LLC dated June 4, 2015 (terminated as of July 23, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101 INS	XBRLInstance Document

101 SCH	XBRLTaxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document