Form 10-Q
period 2015-10-31
HANCOCK FABRICS INC
filed 2015-12-21
CIK 812906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of December 15, 2015, there were 23,553,675, shares of Hancock Fabrics, Inc. $.01 par value common stock outstanding.

Hancock Fabrics, Inc.,

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

HANCOCK FABRICS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except for share amounts)	October 31, 2015	October 25, 2014	January 31, 2015 (1)
Assets
Current assets:
Cash and cash equivalents	$2,951	$3,124	$2,886
Receivables, less allowance for doubtful accounts	3,840	4,796	4,335
Merchandise inventories, net	114,741	121,330	108,917
Prepaid expenses	2,927	2,965	2,565
Total current assets	124,459	132,215	118,703

Property and equipment, net	31,791	33,735	33,637
Goodwill	2,880	2,880	2,880
Other assets, net	2,894	1,753	1,832
Total assets	$162,024	$170,583	$157,052

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$25,984	$27,082	$22,845
Accrued liabilities	13,304	14,055	14,515
Total current liabilities	39,288	41,137	37,360

Long-term debt obligations	99,352	93,339	82,339
Capital lease obligations	2,245	2,455	2,401
Postretirement benefits other than pensions	3,091	2,827	3,056
Pension and SERP liabilities	41,312	26,204	43,759
Other liabilities	5,910	5,329	5,702
Total liabilities	191,198	171,291	174,617

Commitments and contingencies	$-	$-	$-

Shareholders' deficit:
Common stock, $.01 par value; 80,000,000 shares authorized; 37,063,815, 35,429,248 and 35,507,986 issued and 23,553,952, 21,946,648 and 22,006,329 outstanding, respectively	371	354	355
Additional paid-in capital	92,060	91,751	91,892
Retained earnings	78,646	89,891	91,331
Treasury stock, at cost, 13,509,863, 13,482,600 and 13,501,657 shares held, respectively	(153,817)	(153,800)	(153,812)
Accumulated other comprehensive loss	(46,434)	(28,904)	(47,331)
Total shareholders' deficit	(29,174)	(708)	(17,565)
Total liabilities and shareholders' deficit	$162,024	$170,583	$157,052

See accompanying notes to consolidated financial statements.

(1) From audited balance sheet included in our annual report on Form 10-K for the fiscal year ended January 31, 2015.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014

Net sales	$70,912	$72,012	$191,318	$194,323
Cost of goods sold	42,993	41,548	111,774	108,945
Gross profit	27,919	30,464	79,544	85,378

Selling, general and administrative expenses	28,827	28,771	83,030	82,700
Depreciation and amortization	1,053	1,016	3,198	2,965
Operating income (loss)	(1,961)	677	(6,684)	(287)

Interest expense	1,614	1,498	6,001	4,306
Loss before income taxes	(3,575)	(821)	(12,685)	(4,593)
Income taxes	-	-	-	-

Net loss	$(3,575)	$(821)	$(12,685)	$(4,593)

Other comprehensive income
Minimum pension, SERP and OPEB liabilities, net of taxes $0	299	139	897	416
Comprehensive loss	$(3,276)	$(682)	$(11,788)	$(4,177)

Net loss per share, basic and diluted	$(0.17)	$(0.04)	$(0.59)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	21,414	21,010	21,354	20,931

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(unaudited)

(in thousands, except for number of shares)	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Deficit
Balance January 31, 2015	35,507,986	$355	$91,892	$91,331	(13,501,657)	$(153,812)	$(47,331)	$(17,565)
Net loss				(12,685)				(12,685)
Minimum pension, SERP and OPEB liabilities, net of taxes of $0							897	897
Issuance of restricted stock	1,706,115	17	(17)					-
Cancellation of restricted stock	(150,286)	(1)	1					-
Stock-based compensation			184					184
Purchase of treasury stock					(8,206)	(5)		(5)
Balance October 31, 2015	37,063,815	$371	$92,060	$78,646	(13,509,863)	$(153,817)	$(46,434)	$(29,174)

See accompanying notes to consolidated financial statements.

HANCOCK FABRICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirty-nine Weeks Ended
(in thousands)	October 31, 2015	October 25, 2014
Cash flows from operating activities:
Net loss	$(12,685)	$(4,593)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation and amortization, including cost of goods sold	3,813	3,583
Amortization of deferred loan costs	1,308	533
Stock-based compensation	184	394
Inventory valuation reserve	355	104
Other	14	168
Change in assets and liabilities:
Receivables and prepaid expenses	133	(395)
Merchandise inventories	(6,264)	(14,238)
Other assets	(1)	72
Accounts payable	3,139	6,616
Accrued liabilities	(1,285)	452
Postretirement benefits other than pensions	(568)	(501)
Pension and SERP liabilities	(947)	(1,187)
Other liabilities	(91)	(141)
Net cash used in operating activities	(12,895)	(9,133)
Cash flows from investing activities:
Purchase of property and equipment	(2,244)	(4,145)
Proceeds from the disposition of property and equipment	344	86
Net cash used in investing activities	(1,900)	(4,059)
Cash flows from financing activities:
Net borrowings on revolving credit facility	17,013	14,648
Payments for debt issuance costs	(2,409)	-
Other	256	(138)
Net cash provided by financing activities	14,860	14,510
Increase in cash and cash equivalents	65	1,318
Cash and cash equivalents:
Beginning of period	2,886	1,806
End of period	$2,951	$3,124
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,203	$4,184
Contributions to the defined benefit pension plan	2,706	2,555
Income taxes	-	-
Non-cash activities:
Noncash change in funded status of benefit plans	897	416

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - LIQUIDITY

Historically, Hancock Fabrics, Inc. (“Hancock” or the “Company”) has funded its cash and liquidity needs through the Company's operations, short-term trade credit in the form of extended payment terms from suppliers for inventory purchases, and long-term borrowings from commercial lenders. For the thirty-nine weeks ended October 31, 2015, the Company has generated a net loss of $12.7 million, resulting in a shareholders’ deficit of $29.2 million as of October 31, 2015. Additionally, for the thirty-nine weeks ended October 31, 2015, the Company has used $12.9 million in cash to fund its operations.

In order to meet its cash and liquidity needs, the Company intends to raise additional financing and/or renegotiate its various debt obligations. There is no assurance that the Company will be successful in obtaining additional financing and/or be able to renegotiate its existing debt obligations on terms which are satisfactory to the Company, or at all. This condition raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, crafts, sewing accessories, needlecraft supplies and sewing machines. As of October 31, 2015, Hancock operated 260 stores in 37 states and an internet store under the domain name hancockfabrics.com. Hancock conducts business in one operating business segment.

References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our,” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to third quarter 2015 and third quarter 2014 are for the 13 week periods ended October 31, 2015 and October 25, 2014, respectively. References to thirty-nine weeks 2015 or 2015, and thirty-nine weeks 2014 or 2014 are for the 39 week periods ended October 31, 2015 and October 25, 2014, respectively.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited Consolidated Financial Statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of October 31, 2015 and October 25, 2014, and our consolidated results of operations and cash flows for the thirty-nine weeks ended October 31, 2015, and October 25, 2014.

The unaudited Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

NOTE 3 – EMPLOYEE BENEFIT PLANS

Retirement Plans. The following summarizes the net periodic benefit cost for Hancock’s defined benefit pension retirement plan and its postretirement health care benefit plan for the thirteen and thirty-nine weeks ended October 31, 2015 and October 25, 2014 (in thousands):

	Retirement Plan		Postretirement Benefit Plan		Retirement Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014
Service costs	$216	$149	$13	$13	$645	$447	$38	$39
Interest cost	959	1,023	28	33	2,877	3,067	84	99
Expected return on assets	(1,070)	(1,033)	-	-	(3,207)	(3,099)	-	-
Amortization of prior service costs	-	-	(170)	(167)	-	-	(510)	(501)
Recognized net actuarial (gain) loss	500	339	(31)	(33)	1,500	1,017	(93)	(99)
Net periodic benefit cost (gain)	$605	$478	$(160)	$(154)	$1,815	$1,432	$(481)	$(462)

At October 31, 2015, the fair value of the assets held by the pension plan was $60.5 million reflecting a $2.5 million decrease from January 31, 2015. Cash contributions to the pension plan of $2.7 million during the thirty-nine weeks ended October 31, 2015 are included in that change. Service costs consist of administrative expenses paid out of the pension trust.

NOTE 4 – LOSS PER SHARE

Basic and diluted loss per share are the same for all periods presented because potentially dilutive shares are excluded from the computations of diluted loss per share if their effect would be anti-dilutive.

COMPUTATION OF LOSS PER SHARE

(in thousands, except for share and	Thirteen Weeks Ended		Thirty-nine Weeks Ended
per share amounts)	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014
Basic and diluted loss per share:
Net loss	$(3,575)	$(821)	$(12,685)	$(4,593)

Weighted average number of common shares outstanding during period	21,413,821	21,010,287	21,354,167	20,930,878

Basic and diluted loss per share	$(0.17)	$(0.04)	$(0.59)	$(0.22)

Certain options to purchase shares of Hancock’s common stock totaling 1,150,608, 1,130,418, 1,277,227 and 1,191,662 shares were outstanding during the third quarter and first thirty-nine weeks of 2015, and the third quarter and first thirty-nine weeks of 2014, respectively, but were not included in the computation of diluted loss per share because the exercise price was greater than the average price of common shares. Additionally, securities totaling, 11,695,813, 11,294,042, 10,901,731 and 11,205,769 equivalent shares were excluded in the third quarter and first thirty-nine weeks of 2015, and the third quarter and first thirty-nine weeks of 2014, respectively as such shares were anti-dilutive.

NOTE 5 – LONG-TERM DEBT OBLIGATIONS

Long-Term Debt Obligations consist of the following

(in thousands):

	October 31, 2015	October 25, 2014
Revolver	$73,648	$70,135
Term Loan	17,500	15,000
Notes Payable	8,204	8,204
Long-term debt obligations	$99,352	$93,339

Revolver and Term Loan Facility

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

On April 22, 2015, the Company entered into a credit agreement with its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, collateral agent and swing line lender, GACP Finance Co., LLC, as term agent, and the lenders party thereto. The credit agreement provides senior secured financing of $117.5 million, consisting of (a) an up to $100.0 million revolving credit facility and (b) an up to $17.5 million term loan facility. The revolving credit facility includes borrowing capacity available for letters of credit up to $15.0 million. The credit agreement also provides for the ability to increase the revolving credit facility by an amount not to exceed $10.0 million. All obligations under the senior secured credit facilities are secured by substantially all of the assets of the Company and each of its wholly owned subsidiaries, subject to permitted liens and certain other exceptions. Availability of both the revolving credit facility and the term loan facility is determined by reference to the applicable borrowing base, which shows availability of $6.4 million as of October 31, 2015.

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

At October 31, 2015, Hancock had commitments under the above revolving credit facility for $0.5 million of documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit for $6.6 million, to guarantee payment of potential insurance claims, shipments of inventory, security bonds and freight charges, and backstop letters of credit issued to its previous lender for $0.6 million.

Floating Rate Series A Secured Notes

The Company also has outstanding $8.2 million aggregate principal amount of the Notes originally issued pursuant to an Indenture dated as of June 17, 2008 between the Company and Deutsche Bank National Trust Company, as trustee thereunder.

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

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Quarterly Report and is not aware of any subsequent events that required adjustment or disclosure in connection with the financial statements for the period ended October 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 31, 2015, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. Our fiscal year ends on the last Saturday in January and refers to the calendar year ended immediately prior to such date, which contained the substantial majority of the fiscal period (e.g., “fiscal 2014” or “2014” refers to the fiscal year ended January 31, 2015). Fiscal years consist of 52 weeks, comprised of four 13-week fiscal quarters, unless noted otherwise. References herein to third quarter 2015 and third quarter 2014 are for the 13 week periods ended October 31, 2015 and October 25, 2014, respectively. References to thirty-nine weeks 2015 or 2015, and thirty-nine weeks 2014 or 2014 are for the 39 week periods ended October 31, 2015 and October 25, 2014, respectively. References herein to “Hancock,” the “Company,” “Registrant,” “we,” “our,” or “us” refer to Hancock Fabrics, Inc. and its subsidiaries unless the context specifically indicates otherwise.

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

The risks and uncertainties, either alone or in combination, that could cause our actual results to differ from those expressed in our forward-looking statements include, but are not limited to: our ability to continue as a going concern; our current cash resources might not be sufficient to meet our expected near-term cash needs; adverse economic conditions; intense competition and adverse discounting actions taken by competitors; our merchandising initiatives and marketing emphasis may not provide expected results; changes in customer demands and failure to manage inventory effectively; our inability to effectively implement our growth strategy; risks associated with obtaining merchandise from foreign suppliers; transportation industry challenges and rising fuel costs; delays or interruptions in the flow of merchandise between our suppliers and/or our distribution center and our stores; and those other risks that are discussed below in this Quarterly Report in Part II, Item 1A. Risk Factors. Forward-looking statements speak only as of the date made, and neither Hancock nor its management undertakes any obligation to update or revise any forward-looking statement.

Our Business

Hancock Fabrics, Inc. is a specialty retailer committed to nurturing creativity through a complete selection of fashion and home decorating textiles, sewing accessories, needlecraft supplies and sewing machines. We are one of the largest fabric retailers in the United States, operating 260 stores in 37 states as of October 31, 2015 and an internet store under the domain name hancockfabrics.com. Our stores present a broad selection of fabrics and notions used in apparel sewing, home decorating and quilting projects. None of the information on the website referenced above is incorporated by reference into our reports filed with, or furnished to, the SEC.

Overview

Financial Summary:

●

Comparable store sales declined 3.5% in the third quarter of 2015 following an increase of 0.3% in the third quarter of 2014. Sales for the third quarter of 2015 were $70.9 million compared to $72.0 million for the third quarter of 2014. Sales for the first thirty-nine weeks of 2015 were $191.3 million compared to $194.3 million for the first thirty-nine weeks of 2014 and comparable store sales declined by 2.3% following an increase of 0.1% in the first thirty-nine weeks of 2014. Management believes West Coast port issues adversely impacted our sales earlier in the year.

●

Our comparable online sales for the third quarter of 2015, which are included in the sales results above, increased 15.8% to $2.0 million compared to $1.7 million for the third quarter of 2014, and increased by 23.4% to $4.3 million in the first thirty-nine weeks of 2015 compared to $3.5 million in the first thirty-nine weeks of 2014.

●

Gross profit for the third quarter and first thirty-nine weeks of 2015 was 39.4% and 42.3%, respectively, compared with 41.6% and 43.9% for the third quarter and first thirty-nine weeks of 2014, respectively. Increased promotional activity negatively impacted our gross profit results.

●

The operating loss was $2.0 million for the third quarter of 2015 compared to operating income of $0.7 million in the third quarter of 2014. For the first thirty-nine weeks of 2015, the operating loss was $6.7 million compared to an operating loss of $0.3 million for the first thirty-nine weeks of 2014.

●

Net loss was $3.6 million, or $0.17 per basic and diluted share, in the third quarter of 2015 compared to a net loss of $0.8 million, or $0.04 per basic and diluted share in the third quarter of 2014. Net loss was $12.7 million or $0.59 per basic and diluted share in the first thirty-nine weeks of 2015 compared to a net loss of $4.6 million or $0.22 per basic and diluted share in the comparable period of 2014.

●

The amount of cash used in operating activities was $12.9 million during the first thirty-nine weeks of 2015 compared to $9.1 million of cash used in operating activities for the first thirty-nine weeks of 2014.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014

Net sales (in thousands)	$70,912	$72,012	$191,318	$194,323

Gross profit percentage	39.4%	42.3%	41.6%	43.9%

Number of stores
Open at end of period (1)	260	261	260	261
Comparable stores at period end (2)	252	258	252	258

Sales growth (decline)
All stores and e-commerce	(1.5)%	0.3%	(1.5)%	(0.2)%
Comparable sales (3)	(3.5)%	1.1%	(2.3)%	(0.1)%

Total store square footage at period end (in thousands)	3,518	3,682	3,518	3,682

Net sales per total square footage	$20.16	$19.56	$54.38	$52.78

(1)	Store count does not include the internet store.

(2)	A new store is included in the comparable sales computation immediately upon reaching its one-year anniversary. In those instances where stores are either expanded, down-sized or relocated within an existing market, the store is not treated as a new store and, therefore, remains in the computation of comparable sales.

(3)	Comparable sales change includes net sales derived from e-commerce.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of sales. This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.6	57.7	58.4	56.1
Gross profit	39.4	42.3	41.6	43.9
Selling, general and administrative expense	40.7	39.9	43.4	42.5
Depreciation and amortization	1.5	1.4	1.7	1.5
Operating income (loss)	(2.8)	1.1	(3.5)	(0.1)
Interest expense	2.2	2.1	3.1	2.2
Loss before income taxes	(5.0)	(1.0)	(6.6)	(2.3)
Income taxes	0.0	0.0	0.0	0.0
Net loss	(5.0)%	(1.0)%	(6.6)%	(2.3)%

Net Sales

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(change as % of prior year)	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014

Retail comparable store base	(4.0)%	0.0%	(2.8)%	0.0%
E-Commerce	15.8%	18.1%	23.4%	10.5%

Comparable sales	(3.5)%	0.3%	(2.3)%	0.1%

The retail comparable store base percentage presented in the table above was computed based on sales of all stores that have reached their 53rd week of operation. The third quarter 2015 retail comparable store base sales decrease of 4.0% was the result of a 4.8% decrease in transaction count, partially offset by a 0.8% improvement in average ticket evidencing higher sales volumes for each individual transaction. The first thirty-nine weeks of 2015 retail comparable store base decline of 2.8% resulted from a 3.2% decline in transaction count partially offset by a 0.4% increase in average ticket.

Sales provided by our e-commerce channel increased 15.8% in the third quarter of 2015 compared to the third quarter of 2014 and 23.4% for the first thirty-nine weeks of fiscal 2015 compared to the same period in 2014, due to improvements in areas such as paid search, organic search, social marketing and merchandising.

Six new stores opened and eight stores, where we chose not to stay in the market, have closed since the third quarter of 2014. The sales from these locations are included in net sales. During the trailing 12 months, the Company has relocated 4 stores and as of October 31, 2015 had 260 stores in operation.

Our merchandise mix has had minimal change year over year, as reflected in the table below.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014

Apparel and Craft Fabrics	47%	47%	44%	45%
Home Decorating Fabrics	10%	10%	11%	11%
Sewing Accessories	30%	30%	31%	31%
Non-Sewing Products	13%	13%	14%	13%
	100%	100%	100%	100%

Gross Profit

Costs of goods sold include:

●	the cost of merchandise

●	inventory rebates and allowances including term discounts

●	inventory shrinkage and valuation adjustments

●	freight charges

●	costs associated with our sourcing operations, including payroll and related benefits

●	costs associated with receiving, processing, and warehousing merchandise

The classification of these expenses varies across the retail industry.

Specific components of cost of goods sold for the third quarters and first thirty-nine weeks of fiscal 2015 and 2014 are as follows:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015	% of Sales	October 25, 2014	% of Sales	October 31, 2015	% of Sales	October 25, 2014	% of Sales

Total net sales	$70,912	100.0%	$72,012	100.0%	$191,318	100.0%	$194,323	100.0%

Merchandise cost	36,028	50.8%	34,845	48.4%	93,766	49.0%	91,632	47.2%
Freight	2,857	4.0%	2,937	4.1%	7,322	3.8%	7,311	3.8%
Sourcing and warehousing	4,108	5.8%	3,766	5.2%	10,686	5.6%	10,002	5.1%

Gross Profit	$27,919	39.4%	$30,464	42.3%	$79,544	41.6%	$85,378	43.9%

Merchandise cost increased by 240 basis points as a percentage of sales for the third quarter of 2015 as compared to the same period of 2014, primarily due to promotional activity and inventory shrinkage. For the thirty-nine weeks of 2015 as compared to 2014, merchandise cost increased by 180 basis points primarily due to increased point-of-sale discounts and coupon usage.

Freight expense declined by 10 basis points as a percentage of sales for the third quarter of 2015 compared to the same period of 2014 and is consistent year over year for the thirty-nine weeks of 2015 and 2014. Lower fuel costs have offset higher freight cost incurred earlier in the year as a result of the West Coast dock strike.

Sourcing and warehousing costs for the Company vary based on both the volume of inventory received during any period, the rate at which inventory is shipped out and inventory turns. The cost difference for the third quarter and thirty-nine weeks of 2015 compared to the same period in 2014 resulted from increased sourcing and warehousing cost incurred in prior periods being recognized through cost of goods sold.

In total, gross profit decreased by 290 basis points in the third quarter 2015 from third quarter 2014 levels and by 230 basis points for the first thirty-nine weeks of 2015 as compared to the same period of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include:

●	payroll and related benefits (for our store operations, field management, and corporate functions)

●	advertising

●	general and administrative expenses

●	occupancy including rent, common area maintenance, taxes and insurance for our retail locations

●	operating costs of our headquarter facilities

●	other expense (income)

Specific components of selling, general and administrative expenses (SG&A) include:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(dollars in thousands)	October 31, 2015	% of Sales	October 25, 2014	% of Sales	October 31, 2015	% of Sales	October 25, 2014	% of Sales

Retail store labor costs	$10,354	14.6%	$10,216	14.2%	$30,368	15.9%	$29,549	15.2%
Advertising	2,657	3.7%	2,426	3.4%	6,850	3.6%	7,134	3.7%
Store occupancy	7,610	10.7%	7,610	10.6%	22,895	12.0%	22,608	11.6%
Retail SG&A	5,016	7.1%	5,535	7.7%	14,316	7.5%	14,827	7.6%
Corp SG&A	3,190	4.5%	2,984	4.0%	8,601	4.5%	8,582	4.4%

Total SG&A	$28,827	40.7%	$28,771	39.9%	$83,030	43.4%	$82,700	42.5%

Retail Store Labor Costs – The Company’s store labor costs for the third quarter increased as benefits cost more than offset reductions in actual labor expense and increased benefit costs for medical claims and pension expense drove the increase in the thirty-nine weeks of 2015 as compared to the same period in 2014.

Advertising – The Company’s advertising expense reflects the planned shift of marketing expenditures to the fall selling season when management believes it will be more productive.

Store Occupancy – The Company’s store occupancy expense was consistent for the third quarter of 2015 as compared to the third quarter of 2014. Occupancy costs increased for the thirty-nine weeks of 2015 over the same period of the prior year primarily due to increased rent and common area costs partially offset by reductions in maintenance expenditures.

Retail SG&A – Retail selling, general and administrative expense decreased for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to reduced costs for utilities, supplies and travel. For the first thirty-nine weeks of 2015 compared to same period of 2014 reduced costs for insurance, supplies and travel partially offset by reductions in commission income from a third party loyalty program drove retail SG&A expenses down.

Corporate SG&A – These are costs related primarily to staffing and operation of the Company’s headquarters. Corporate SG&A increased for the third quarter of 2015 over the prior year due to professional fees. For the thirty-nine week period compared to the prior year expenses were basically unchanged as increased professional fees were offset by reductions in stock compensation, accrued vacation expense and losses on fixed asset disposals.

Interest Expense

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(dollars in thousands)	October 31,	% of	October 25,	% of	October 31,	% of	October 25,	% of
	2015	Sales	2014	Sales	2015	Sales	2014	Sales
Interest expense	$1,614	2.2%	$1,498	2.1%	$6,001	3.1%	$4,306	2.2%

The Company’s interest costs are driven by borrowings on our credit facilities and a small number of capital leases. We currently have an asset-based facility and subordinated-debt outstanding. Interest expense for the first thirty-nine weeks of 2015 includes $1.4 million of costs resulting from the early termination of the amended and restated loan and security agreement with General Electric Capital Corporation on April 22, 2015 (see Note 5 to the Consolidated Financial Statements included in this report). Excluding the non-recurring item, interest expense was $4.6 million or 2.4% of sales for the first thirty-nine weeks of 2015.

Income Taxes

The Company did not recognize any income tax benefit during the periods of fiscal 2015 or 2014 presented in this report given the uncertainty in realizing the future benefit. As of October 31, 2015, January 31, 2015, and October 25, 2014 the Company has established a 100% valuation allowance to offset the net deferred tax assets related to net operating loss carryforwards and other book-tax timing differences.

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

At October 31, 2015, the Company had outstanding long-term indebtedness and capital lease obligations of $101.6 million compared to $52.3 million as of January 28, 2012. As a consequence of our significant amount of indebtedness as of October 31, 2015, a significant portion of our cash flow from operations must be dedicated to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives and other general corporate requirements, see “Part II, Item 1A. Risk Factors − Risks Related to Our Business − We have a significant amount of indebtedness, which could have important negative consequences to us” below. In addition, at October 31, 2015, the Company had limited cash resources, with cash of $2.9 million, see “Part II, Item 1A. Risk Factors − Risks Related to Our Business − Our current cash resources might not be sufficient to meet our expected near-term cash needs” below.

Our short-term and long-term liquidity needs arise primarily from our working capital requirements, required cash contributions to the defined benefit pension plan, planned capital expenditures and debt service requirements. We anticipate that capital expenditures for the fiscal year ending January 30, 2016 will be approximately $2.2 to $2.5 million, primarily for store and technology upgrades. As of October 31, 2015, we have $6.4 million available to borrow under our revolving credit facility (the “Revolver”). We consolidate our daily cash receipts into a centralized account. In accordance with the terms of our $100.0 million Revolver, on a daily basis, all collected and available funds are applied to the outstanding loan balance. We then determine our daily cash requirements and request those funds from the Revolver availability.

For the thirty-nine weeks ended October 31, 2015, the Company has generated a net loss of $12.7 million, resulting in a shareholders’ deficit of $29.2 million as of October 31, 2015. Additionally, for the thirty-nine weeks ended October 31, 2015, the Company has used $12.9 million in cash to fund its operations. These matters, along with our Revolver availability and recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

In order to meet its cash and liquidity needs, the Company intends to raise additional financing and/or renegotiate its various debt obligations. There is no assurance that the Company will be successful in obtaining additional financing and/or be able to renegotiate the terms of its existing debt obligations on terms which are satisfactory to the Company, or at all. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. See “Part II, Item 1A. Risk Factors − Risks Related to Our Business − This Quarterly Report on Form 10-Q includes a liquidity note to our consolidated financial statements for the quarter ended October 31, 2015 which may make capital raising more difficult for us and may require us to scale back or cease operations” below.

Our ability to improve our liquidity in future periods and continue as a going concern will depend on generating positive operating cash flow, primarily through comparable store sales increases, improved gross profit and controlling our expenses, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control, see “Part II, Item 1A. Risk Factors” below.

Hancock’s cash flow related information for the first thirty-nine weeks of fiscal 2015 and 2014 follows:

	Thirty-nine Weeks Ended
	October 31,	October 25,
	2015	2014

Net cash flows provided by (used in):
Operating activities	$(12,895)	$(9,133)
Investing activities	(1,900)	(4,059)
Financing activities	14,860	14,510

Operating Activities

In the first thirty-nine weeks of 2015, the net loss plus non-cash adjustments used $7.0 million compared to generating $0.2 million in the same period of 2014. The increased cash usage can be primarily attributed to the larger net loss incurred for 2015 as compared to 2014 partially offset by the non-cash charge for amortization of deferred loan cost which was inflated by $0.9 million due to the early termination of the amended and restated loan and security agreement with General Electric Capital Corporation on April 22, 2015. In addition, a $6.3 million inventory build, and a decrease of $1.3 million in accrued liabilities and $.09 million of pension and SERP liabilities netted with a $3.1 million increase in accounts payable support resulted in $12.9 million of cash used in operating activities for the thirty-nine weeks of 2015.

For the thirty-nine weeks of 2014, the inventory increase of $14.2 million and a $1.2 million decline in pension and SERP liabilities reduced by $6.6 million of accounts payable support resulted in the $9.1 million of cash used in operating activities.

Investing Activities

Cash used for investing activities consists primarily of purchases of property and equipment. Capital expenditures of $2.2 million for the first thirty-nine weeks of 2015 were primarily for store fixtures, for four new stores and three relocated units, store technology upgrades and maintenance capital expenditures for the stores and distribution center. Capital expenditures of $4.1 million during the first thirty-nine weeks of 2014 consisted primarily of store fixtures and leasehold improvements for five new stores, five relocated units, and development costs related to the re-launch of the Company’s website.

Financing Activities

During the first thirty-nine weeks of 2015, weaker operating results, working capital needs and the capital expenditures discussed above drove up net debt obligations by $17.0 million. This change in debt obligations and $2.4 million of payments related to the refinancing in April 2015 produced a net increase in cash provided by financing activities of $14.9 million. For the thirty-nine weeks of 2014, the seasonal buildup of inventory, expenditures for investing activities discussed above and the required contribution to the defined benefit pension plan caused a net increase in cash provided by financing activities of $14.5 million.

Credit Facilities

The following should be read in conjunction with Note 5 to the Consolidated Financial Statements included in this report.

As of October 31, 2015, the Company had outstanding borrowings under the Revolver of $73.6 million and $17.5 million under the term loan facility entered into on April 22, 2015 (the “Term Loan”), and amounts available to borrow of $6.4 million.

At October 31, 2015, Hancock had commitments under the Revolver for $0.5 million, on documentary letters of credit, which support purchase orders for merchandise. Hancock also has standby letters of credit of $6.6 million, to guarantee payment of potential insurance claims, shipments of inventory, security bonds and freight charges and a backstop letter of credit issued to its previous lender for $0.6 million.

As of October 31, 2015, the Company had an outstanding balance of $8.2 million on the Floating Rate Secured Notes due 2017 (the “Notes”).

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

Contractual Obligations and Commercial Commitments

Hancock has an arrangement within its revolving credit agreement that provides up to $15.0 million in letters of credit. At October 31, 2015, Hancock had commitments of $0.5 million on documentary letters of credit under the facility, which support purchase orders for merchandise. Hancock also has $6.6 million on standby letters of credit to guarantee payment of potential insurance claims, shipments of inventory, security bonds and freight charges and a backstop letter of credit issued to its previous lender for $0.6 million. Hancock leases its retail fabric store locations under operating leases expiring at various dates through 2027.

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

The Company has no other balances with related parties, nor has it had any other material transactions with related parties during the thirty-nine week period ended October 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Hancock did not hold derivative financial or commodity instruments at October 31, 2015.

Interest Rate Risk

We are exposed to financial market risks, including changes in interest rates. At our option, borrowings under the revolving credit facility bear interest at a rate equal to, either (a) a LIBOR rate determined by reference to the offered rate for deposits in dollars for the interest period relevant to such borrowing or (b) a base rate, in each case plus an applicable margin and adjusted for certain additional costs and fees and the term loan bears interest at a LIBOR rate. As of October 31, 2015, we had borrowings outstanding of approximately $73.6 million under the Revolver and $17.5 million under the Term Loan. If interest rates increased 100 basis points, our annual interest expense would increase approximately $911,000, assuming borrowings under the Revolver and Term Loan as existed at October 31, 2015.

In addition to the Revolver and Term Loan, as of October 31, 2015 the Company has outstanding Notes for $8.2 million on which interest is payable quarterly in arrears on February 20, May 20, August 20 and November 20 of each year. The quarterly interest is payable at LIBOR plus 12.0% on the Notes. If interest rates increased 100 basis points, our annual interest expense would increase $82,000, assuming borrowings under the Notes as existed at October 31, 2015.

Foreign Currency Risk

All of the Company’s business is transacted in U.S. dollars and, accordingly, devaluation of the dollar against other currencies can increase product costs although this did not significantly impact the thirty-nine week period ended October 31, 2015. As of October 31, 2015, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer (principal executive officer) and Divisional Vice President and interim Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding the required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q as of October 31, 2015, the Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Divisional Vice President and interim Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2015.

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

On November 26, 2014, Westlake filed an Arbitration Demand with AAA, in which it seeks the same relief that it already sought in federal court. On December 10, 2014, the Company filed a motion to stay the arbitration and for sanctions against Westlake. On August 27, 2015, the district court denied Hancock’s motion to stay the arbitration. The district court held that Westlake did not waive its right to arbitrate, and refused to decide whether Westlake’s Arbitration Demand is barred by the federal court decision, finding that that issue should be resolved by the arbitrator. Hancock appealed to the United States Court of Appeals for the Fifth Circuit. The arbitration has been stayed while the appeal is being briefed and heard. We believe Westlake’s position is meritless and plan to continue to contest the matter vigorously, but if we do not prevail on appeal and the arbitration were to reach a conclusion that is adverse to us, we could be required to pay damages that could be material.

“Item 3. Legal Proceedings” of our Form 10-K for the fiscal year ended January 31, 2015 includes a discussion of other legal proceedings. There have been no other material changes from the legal proceedings described in our Form 10-K.

ITEM 1A. RISK FACTORS

There are many risk factors that affect our business and operating results, some of which are beyond our control. The following is a description of all known material risks that may cause our actual operating results in future periods to differ materially from those currently expected or desired. The following risk factors should be considered carefully in evaluating our business along with the other information contained in or incorporated by reference into this Quarterly Report. The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. Other than the addition of the risk factor, “This Quarterly Report on Form 10-Q includes a liquidity note to our consolidated financial statements for the quarter ended October 31, 2015 which may make capital raising more difficult for us and may require us to scale back or cease operations,” and updates to the risk factors “Our current cash resources might not be sufficient to meet our expected near-term cash needs,” and “Our business is dependent on the ability to successfully access funds through capital markets and financial institutions and any inability to access funds may limit our ability to execute our business plan and restrict operations we rely on for future growth,” we do not believe any of the changes constitute material changes to the risk factors previously disclosed in such prior Annual Report on Form 10-K.

Risks Related to Our Business

This Quarterly Report on Form 10-Q includes a liquidity note to our consolidated financial statements for the quarter ended October 31, 2015 which may make capital raising more difficult for us and may require us to scale back or cease operations.

For the thirty-nine weeks ended October 31, 2015, the Company has generated a net loss of $12.7 million, resulting in a shareholders’ deficit of $29.2 million as of October 31, 2015. Additionally, for the thirty-nine weeks ended October 31, 2015, the Company has used $12.9 million in cash to fund its operations. Due to these matters, along with our Revolver availability and recurring losses in prior years, we included “Note 1 – Liquidity” to our consolidated financial statements for the quarter ended October 31, 2015, which states that there is substantial doubt about our ability to continue as a going concern.

If we are unable to obtain additional funding and/or renegotiate our various debt obligations, we may not be able to continue our operations, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment. In addition, the liquidity note may cause concern to one or more of our constituencies of debt holders, clients, vendors, or trade creditors. If any debt holder’s, client’s or trade creditor’s concern results in adverse changes in their respective business relations with us, these changes may materially adversely affect our cash flows and results of operations.

Our current cash resources might not be sufficient to meet our expected near-term cash needs.

Due to our history of losses over the three year period ended January 31, 2015, we have only generated positive operating cash flow in the year ended January 31, 2015, which was substantially less than the negative operating cash flows experienced in the prior two years. For the thirty-nine weeks ended October 31, 2015, we generated negative operating cash flow of $12.9 million. If we continue to generate negative operating cash flow or are unable to generate positive cash flow from operations in amounts significant enough to fund our plans, we will need to develop and implement alternative strategies. These alternative strategies could include seeking improvements in working capital management, reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, seeking additional debt or financing, and selling assets. There can be no assurance that any of these strategies could be implemented on satisfactory terms, on a timely basis, or at all. If we are unable to implement any of these alternative strategies, we may not be able to continue as a going concern.

We have a significant amount of indebtedness, which could have important negative consequences to us.

At October 31, 2015, we had outstanding long-term indebtedness of $99.4 million. Our significant indebtedness could have important negative consequences to us, including:

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

As a consequence of our level of indebtedness, a significant portion of our cash flow from operations must be dedicated to debt service requirements. In addition, the terms of our revolving credit facility limit our ability to incur additional indebtedness. As of October 31, 2015 we have $6.4 million available to borrow under our revolving credit facility. If we fail to comply with these covenants, a default may occur, in which case the lender could accelerate the debt. We cannot assure you that we would be able to renegotiate, refinance or otherwise obtain the necessary funds to satisfy these obligations.

Our business is dependent on the ability to successfully access funds through capital markets and financial institutions and any inability to access funds may limit our ability to execute our business plan and restrict operations we rely on for future growth.

Our business is dependent on the availability of credit to fund working capital, capital expenditures and other general corporate requirements. Our credit facilities entered into on April 22, 2015 are scheduled to expire on the earlier of (a) April 22, 2020 and (b) ninety (90) days prior to the stated maturity date of the Notes, if such indebtedness has not been reserved for, repaid or modified in a manner that less than $750,000 remains outstanding, and our Notes mature on November 20, 2017. We can provide no assurance that we will be able to obtain replacement financing at the expiration of our credit facilities on acceptable terms or at all.

The liquidity note to our consolidated financial statements for the quarter ended October 31, 2015 indicates an absence of obvious or reasonably assured sources of future funding necessary to maintain our ongoing operations. There is no assurance that our capital raising efforts will be able to attract the additional capital or other funds we need to sustain our operations. The liquidity note may make it more difficult for us to raise capital or renegotiate the terms of our existing debt obligations. If we are unable to access financial markets at competitive rates, our ability to implement our business plan and strategy will be negatively affected and we may not be able to continue as a going concern.

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

Our inability to effectively implement our growth strategy may have an adverse effect on sales growth.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June of 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Common Stock from time to time when warranted by market conditions. There have been 1,756,755 shares purchased under this authorization through October 31, 2015, and the number of shares that may yet be purchased under this authorization is 243,245. The Company did not repurchase any shares in the market during the period covered by this Quarterly Report, but did accept shares in settlement of tax withholding obligations on restricted shares.

The Company did not sell any unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

10.1	Amendment to Steven R. Morgan's Employment Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101 INS	XBRLInstance Document

101 SCH	XBRLTaxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANCOCK FABRICS, INC.
(Registrant)

By:	/s/ O. Pierce Crockett
O. Pierce Crockett
Divisional Vice President and
Interim Chief Financial Officer
(Principal Financial Officer)

Date: December 21, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012)

10.1	Amendment to Steven R. Morgan's Employment Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under The Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101 INS	XBRLInstance Document

101 SCH	XBRLTaxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document